Form 10QSB
period 2001-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2001-11-14
CIK 1137046

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001        Commission File number 333-59824

                       SOUTHERN CONNECTICUT BANCORP, INC.

        (Exact name of small business issuer as specified on its charter)

            Connecticut                             06-1594123
     (State of incorporation)        (I.R.S. Employer Identification Number)

                 215 Church Street, New Haven, Connecticut 06510
                    (Address of principal executive offices)

                                 (203) 782-1100
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, $ .01 par value per share,  966,667 shares issued and  outstanding as of the close of business November 13, 2001

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                             Table of Contents
                                                                    Page
Part I         FINANCIAL INFORMATION
Item 1.             Consolidated Financial Statements                 3.
Item 2.             Management's Discussion and Analysis or
                    Plan of Operation                                11.

Part II        OTHER INFORMATION
Item 2.             Changes in Securities                            14.
Item 6.             Exhibits and Reports on Form 8 - K               15.

PART I - Financial Information

Item 1. Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
September 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

ASSETS
  Cash and cash equivalents ...................................    $  9,682,115

  Leasehold improvements ......................................         347,989
  Furniture and fixtures ......................................         117,991
  Equipment ...................................................         164,122
                                                                   ------------
  Total fixed assets ..........................................         630,102
  Accumulated depreciation ....................................          (1,240)
                                                                   ------------
  Premises and equipment, net .................................         628,862

  Prepaid expenses ............................................          72,051

  Other assets ................................................             244
                                                                   ------------
        Total assets ..........................................    $ 10,383,272
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued expenses and other liabilities ........................    $    352,957
                                                                   ------------
        Total liabilities .....................................         352,957
                                                                   ------------
Stockholders' Equity
  Preferred stock, no par value; 500,000 shares
   authorized; none issued ....................................            --

  Common stock, par value $0.01; 2,500,000 shares
   authorized; 966,667 issued and outstanding .................           9,667
  Additional paid in capital ..................................      10,635,382
  Deficit accumulated during the development stage ............        (614,734)
                                                                   ------------
        Total stockholders' equity ............................      10,030,315
                                                                   ------------
        Total liabilities and stockholders' equity ............    $ 10,383,272
                                                                   ============

See Accompanying Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2001 and the Period
December 6, 1999
(Inception) Through September 30, 2001 (Unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                              December 6, 1999
                                                      Three Months         Nine Months          (Inception)
                                                         Ended                Ended               Through
                                                   September 30, 2001   September 30, 2001   September 30, 2001
                                                  --------------------------------------------------------------

INTEREST INCOME                                       $   61,000           $   61,191           $   61,993
                                                  --------------------------------------------------------------

EXPENSES
  Salaries and benefits .....................            117,848              170,808              170,808
  Legal fees ................................              8,366               54,512              135,484
  Consulting fees ...........................              2,023               44,355              115,355
  Occupancy .................................             35,759               56,322               56,322
  Feasability study .........................                 -                    -                27,915
  Regulatory application and filing fees ....                 -                    -                20,836
  Other professional fees ...................              7,919               19,450               19,450
  Advertising and promotional expenses ......              4,241                6,416               12,217
  Automobile and travel .....................                121                4,065                9,988
  Telephone .................................              3,353                4,581                8,660
  Miscellaneous .............................             39,002               80,731               99,692
                                                  ---------------------------------------------------------------
                                                         218,632              441,240              676,727
                                                  ---------------------------------------------------------------
                                                              -                    -
        Net loss ............................         $ (157,632)          $ (380,049)          $ (614,734)
                                                  ===============================================================

Basic and diluted loss per share ............         $    (0.22)          $    (1.60)          $    (6.30)
                                                  ===============================================================

See Accompanying Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and the Period
December 6, 1999 (Inception)
Through September 30, 2001 (Unaudited)
---------------------------------------------------------------------------------------------------

                                                                                  December 6, 1999
                                                               Nine Months          (Inception)
                                                                  Ended               Through
                                                           September 30, 2001    September 30, 2001
                                                           ----------------------------------------
Cash Flows From Operations
 Net loss ............................................      $   (380,049)         $   (614,734)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation ......................................             1,240                 1,240
   Increase in prepaid expenses ......................           (69,551)              (72,051)
   (Increase) decrease in other assets ...............             7,098                  (244)
   Increase in accrued expenses and other liabilities            242,371               352,957
                                                           ----------------------------------------
        Net cash used in operating activities ........          (198,891)             (332,832)
                                                           ----------------------------------------

Cash Flows from Investing Activities
   Purchases of premises and equipment ...............          (630,102)             (630,102)
                                                           ----------------------------------------
        Net cash used in investing activities ........          (630,102)             (630,102)
                                                           ----------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock, net .......        10,167,241            10,091,049
   Advances from organizers and other individuals ....           294,000               554,000
                                                           ----------------------------------------
        Net cash provided by financing activities ....        10,461,241            10,645,049
                                                           ----------------------------------------

        Increase in cash and cash equivalents ........         9,632,248             9,682,115

Cash and cash equivalents
   Beginning .........................................            49,867                  --
                                                           ----------------------------------------

   Ending ............................................      $  9,682,115          $  9,682,115
                                                           ========================================

Conversion of advances from organizers and other
individuals to common stock ..........................      $    554,000          $    554,000
                                                           ========================================

See Accompanying Notes to Consolidated Financial Statements.

Notes to Financial Statements

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Southern  Connecticut Bancorp,  Inc. (the "Company"),  is a bank holding company incorporated on November 8, 2000 for the purpose of becoming the holding for The
Bank of  Southern  Connecticut  (the  "Bank").  The  Company's  activities  have consisted  primarily of organizing a bank holding company and selling its common stock. The Bank has not conducted any banking  business,  and development  stage activities of the Bank through  September 30, 2001 have  consisted  primarily of organizing a state chartered  commercial  bank and planning its  operations.  On
July 26, 2001 the Company sold 966,667  shares of the Company's  common stock at
$12.00 per share and on October 1, 2001  invested  $10,359,000  of the  proceeds into the Bank to meet the capital  required  under the Temporary  Certificate of
Authority  granted to the Bank by the State of Connecticut as a condition to the
Bank's receiving a Final Certificate of Authority.

On  October  1, 2001 the Bank  received  its  Final  Certificate  of  Authority, received its deposit  insurance from the Federal Deposit  Insurance  Corporation and  commenced  operations.  The Bank  intends  to  provide  a range of  banking services to commercial and consumer customers in New Haven County, Connecticut.

Basis of financial statement presentation

The accompanying  unaudited  consolidated financial statements and related notes have been prepared  pursuant to the rules and  regulations of the Securities and
Exchange  Commission.  Accordingly,  certain  information  and note  disclosures normally included in financial  statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying  consolidated financial  statements and notes thereto  should be read in conjunction  with the audited financial  statements of Southern  Connecticut  Bancorp,  Inc. and notes thereto  as of  December  31,  2000 and for the  period  from  December  6, 1999
(inception)  through December 31, 2000,  included in the Company's  registration statement  on Form SB-2 filed with the  Securities  and Exchange  Commission  in
2001.

The accompanying  unaudited  consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented.  The results of  operations  for the three and nine months ended  September  30, 2001 are not necessarily indicative of the results of operations that may be expected for all of 2001.

Note 2.  Common Stock Offering

On July 26, 2001 the Company completed the initial public offering of its common stock by  selling  966,667  shares of its $0.01  par  value  common  stock at an offering  price of $12.00  per  share.  The net  proceeds  of the  offering  and conversion of advances from the Bank's  organizers  and other  individuals  (see
Note 3) amounted to $10,645,049, net of

stock  issuance costs of $954,951.  The par value of the shares issued,  $9,667, was credited to common  stock and the excess of the net proceeds and  conversion of  advances  over the par value of the  shares,  $10,635,382,  was  credited to additional paid-in capital.

Note 3.  Advances From Organizers and Other Individuals

The organizers and other individuals  advanced  $554,000 in  noninterest-bearing funds  throughout the  organization  period for stock issuance and  preoperating expenses.  The Organizers and other  individuals  converted  these advances into shares of the Company's  common stock at a price equal to the offering  price of
$12.00 per share.

Note 4.  Income Taxes

The net  operating  loss of $614,734 for  financial  statement  purposes will be available  to reduce  future  taxable  income,  if any.  Due to the  uncertainty regarding the Company's  ability to generate future taxable income,  a valuation allowance in the amount of the deferred tax asset  relating to the net operating loss was established. Any future tax benefits to be realized upon utilization of such carryforward  will be recognized as a reduction of the valuation  allowance at that time.

Note 5.  Related Party Transactions

Included in legal fees for the period from inception  through September 30, 2001 are  $120,570  in legal  fees  incurred  for  services  provided  by law  firms, principals of which are Organizers of the Bank.

In addition,  included in consulting fees for the period from inception  through
September  30,  2001 are  $44,539  in  consulting  fees and  expenses  paid to a company,  the principal of which is related to the Company's  Chairman and Chief
Executive Officer.

Note 6.  Commitments

Employment agreements

The  Company  and the  Bank  have  entered  into an  employment  agreement  (the
"Ciaburri  Agreement")  with the  Chairman  and Chief  Executive  Officer of the
Company  and the Bank with an initial  term of five years from the date the Bank commences  banking  operations,  which may be extended for  additional  one-year terms at the end of the initial term. The Ciaburri Agreement provides for a base salary of  $150,000,  with annual  adjustments  based on changes in the consumer price index,  and an annual bonus as determined  by the Board of Directors.  The
Ciaburri Agreement also provides for vacation and various insurance benefits and
reimbursement   for  travel,   entertainment  and  bank  related  education  and
convention expenses.

During the organization  period through the date the Company  commenced  banking operations,  the Directors agreed to adopt the terms of the Ciaburri  Agreement, except that

compensation  for  the  Chairman  was  provided  at  two-thirds  of  the  salary stipulated in the Ciaburri Agreement.

The  Ciaburri  Agreement  also  provides for the issuance of options to purchase
50,000  shares of the  Company's  common stock under the terms of a Stock Option
Plan. (See Note 8 )

In the event of the early  termination of the Ciaburri  Agreement for any reason other than cause, the Company would be obligated to compensate the Chairman,  in accordance  with the terms of the Ciaburri  Agreement,  through the full term of the Ciaburri  Agreement.  Also upon  termination  of the Ciaburri  Agreement for reasons other than cause, the Ciaburri  Agreement provides that the Chairman and
Chief Executive Officer will serve as a consultant to the Company,  on a year to year  basis,  and will be  compensated  at the rate of $60,000 per year plus the employee benefits previously  described.  Further, in the event the Chairman and
Chief  Executive  Officer's  position  shall  end  or  his  responsibilities  be significantly  reduced, as a result of a business combination (as defined),  the
Chairman  and Chief  Executive  Officer  will be  entitled to a lump sum payment equal to three times his then current annual compensation.

Also,  the Company has entered  into a three - year  employment  agreement  (the
"Mullin  Agreement")  with the  President of the Bank  beginning on the date the
Company commences banking  operations.  The Mullin Agreement provides for a base salary of $130,000, and an annual bonus as determined by the Board of Directors.
The Mullin Agreement also provides for vacation and various  insurance  benefits and  reimbursement  for travel,  entertainment  and  Bank-related  education and convention  expenses.  The Mullin  Agreement  also  provides for the issuance of options to purchase  20,000 shares of the  Company's  stock under the terms of a
Stock Option Plan. (See Note 8).

During the organization  period through the date the Company  commences  banking operations,  the  Directors  have  agreed  to  adopt  the  terms  of the  Mullin
Agreement, except that compensation for the President was provided at two-thirds of the salary stipulated in the Mullin Agreement.

Lease and Subleases

The Company has entered into an agreement to lease its banking  facility,  which lease has been  assigned  to the Bank.  The term of the lease is for five  years commencing on August 1, 2001 and is renewable at the Company's  option for three additional five-year terms.

The Company has also entered into two five - year sublease agreements for excess office space in its premises with tenants.  the  principals of which are related to the Company's  Chairman and Chief  Executive  Officer and the Company's  Vice
Chairman. The payments under both subleases commenced on April 1, 2001.

These leases  provide for minimum lease payments to be made and received for the initial terms of the leases by period and in the aggregate, as follows:

                                            Rental            Sublease
                  Period                    Expense            Income
          October 1, 2001 through
          December 31, 2001                $  26,850          $   3,615
                   2002                      109,285             14,837
                   2003                      113,809             15,320
                   2004                      118,333             15,802
                   2005                      122,857             16,283
                   2006                       73,206              3,533
                                           ---------          ---------
                                           $ 564,340          $  69,390
                                           ---------          ---------

Prior to August 1, 2001, the Company paid a reduced rent of $4,117 per month for the period April 1, 2001  through  July 31, 2001,  at which time monthly rent of
$8,950 per month commenced.

Under the terms of the lease,  the Bank will pay all executory  costs  including property taxes, utilities and insurance.

The lease is classified as an operating lease.

Note 7.  401(k) Plan

Effective  August 1, 2001,  the  Company  adopted a 401(k)  Plan under which the
Company is not required to make contributions at this time.

Note 8.  Stock Options and Warrants

Stock options

The Company has adopted the 2001 Stock  Option Plan (the "Option  Plan"),  under which an aggregate of 90,000 shares of the  Company's  common stock are reserved for  issuance  upon the  exercise of both  incentive  options  and  nonqualified options granted under the Option Plan.

The exercise  price for each share covered by an option may not be less than the fair market value of a share of the Company's common stock on the date of grant.
For incentive options granted to a person who owns more than 10% of the combined voting power of the Company or any subsidiary ("ten percent  shareholder"),  the exercise  price cannot be less than 110% of the fair market value on the date of grant.

Options  under the Option  Plan will have a term of ten years  unless  otherwise determined at the time of grant,  except that incentive  options  granted to any ten percent  shareholder will have a term of five years unless a shorter term is fixed.  Unless  otherwise  fixed at the time of grant,  40% of the options  will become  exercisable  one year from the date of grant,  30% of the options become exercisable  two years  from the date of grant,  and 30% of the  options  become exercisable three years from the date of grant.

On July 26,  2001,  the Company  granted to certain of its  officers  options to acquire 78,000 shares of the Company's common stock for $12.00 per share.

Stock warrants

The Company has adopted the 2001 Warrant Plan (the "Warrant Plan"),  under which an aggregate of 60,000  shares of the  Company's  common stock were reserved for issuance upon the exercise of warrants granted to non-employee  directors of the
Company and the Bank.

The exercise  price for each share  covered by a warrant is $12.00,  the initial public offering price of the Company's common stock.

Warrants under the Warrant Plan will have a term of ten years.  Forty percent of the warrants will become exercisable one year from the date of grant, 30% of the warrants will become  exercisable  two years from the date of grant,  and 30% of the warrants will become exercisable three years from the date of grant.

On July 26, 2001,  the Company  granted to the  directors of the Company and the
Bank, warrants to acquire 50,800 shares of the Company's common stock for $12.00 per share.

Note 9.  Earnings Per Share

The  Company is  required to present  basic  income per share and fully  diluted income  per share in its  statements  of  operations.  Basic  and fully  diluted earnings  (loss) per share are  computed  by dividing  net income  (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume exercise of all potential common stock  instruments  unless the effect is to reduce the loss or increase the income per share. For the periods  presented, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such  equivalents is  antidilutive.  Weighted average shares outstanding were:

                Three months ended
                  September 30, 2001            703,986

                Nine months ended
                  September 30, 2001            237,241

                December 6, 1999 (inception)
                  to September 30, 2001          97,540

Item 2. Management's Discussion and Analysis or Plan of Operation

(a)  Plan of Operation

Initially,  the Company will have no business  operations  other than owning and managing the Bank. Although it has no present plans to do so, the Company may in the future decide to engage in additional  businesses  permitted to bank holding companies or  financial  holding  companies.  Before the Company  could  acquire interests in other banks or expand into other businesses,  it may need to obtain regulatory approvals and might need additional capital.

The Bank  provides  financial  products  that are  tailored to meet the needs of
small-  to  medium-sized  businesses,   professionals  and  individuals  located
throughout the greater New Haven, Connecticut area.

The Bank does not expect to  compete  with large  institutions  for the  primary banking  relationships of large corporations but will compete for niches in this business and for the consumer  business of their employees.  The Bank will focus on small- to medium-sized  businesses,  professionals  and individuals and their employees. This includes retail, service, wholesale distribution,  manufacturing and international businesses.  The Bank intends to attract these customers based on  relationships  and contacts which the Bank's  directors and management  have within and beyond the Bank's primary service area.

The Bank offers products and services which are described as "core" products and services. Through correspondent and other relationships,  we expect that we will be able to help  our  customers  meet  all of  their  banking  needs,  including obtaining services which we may not offer directly.

The Bank  offers  corporate,  business  and  personal  checking  accounts,  cash
management  services,   money  market,  regular  savings,  regular  and  special
certificates of deposit.  Deposits and the Bank's equity capital are the sources of funds  for our  lending  and  investment  activities.  Repayments  on  loans, investment  income  and  proceeds  from  the  sale  or  maturity  of  investment securities  will  also  provide  additional  funds  for  these  purposes.  While scheduled  principal  repayments  on  loans  and  investment  securities  are  a relatively  predictable  source of funds,  deposit flows and loan prepaments are
greatly   influenced  by  general  interest  rates,   economic   conditions  and
competition.  We expect to manage the  pricing  of our  deposits  to  maintain a desired deposit balance although we recognize that, at least  initially,  we may need to pay higher interest rates than our competitors to attract  deposits.  We offer drive-in teller services,  wire transfers,  safe deposit services and plan access to on-line banking services and automated teller machines.

The Bank's loan products include commercial and business loans,  personal loans, mortgage loans,  home equity loans,  automobile  loans and education  loans. The
Bank

expects to apply for preferred  lending  approval status from the Small Business
Administration  to enable us to make SBA loans to the Greater New Haven business community.  Our  marketing  focus  on  small-  to  medium-sized  businesses  and professionals  may result in our  assumption  of certain  lending risks that are different  from or greater  than those which would apply to loans made to larger companies or consumers.  Commercial  loans generally  entail certain  additional risks because  repayment is usually  dependent on the success of the enterprise.
We will seek to manage the credit risk  inherent in our loan  portfolio  through credit  controls and loan  diversification.  Before  making a loan,  we evaluate potential  borrowers  and their  credit  histories,  the value and  liquidity of available collateral, the purpose of the loan, the source of funds for repayment and other factors we believe relevant in the circumstances.

Other anticipated  services include cashier's checks,  travelers checks, bank by mail,  direct deposit and U.S. Savings Bonds. The Bank plans to associate with a shared network of automated  teller  machines that its customers will be able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services.  If it wanted to offer such services in the future,  it would need the prior approval of the Connecticut Banking Commissioner.

The  Bank  will  seek to  establish  a sound  base of core  deposits,  including checking  accounts,  money  market  accounts,  savings  accounts,  a variety  of certificates  of deposit and IRA accounts.  To attract  deposits,  the Bank will employ an aggressive  marketing  plan in the overall  service area and feature a broad product line and rates and services  competitive with those offered in the
New Haven  market.  The primary  sources of deposits  will be residents  of, and businesses  and their  employees  located  in,  New  Haven  and the  surrounding
communities.   The  Bank  plans  to  obtain  these  deposits   through  personal
solicitation  by its  officers  and  directors,  direct mail  solicitations  and advertisements published in the local media.

Another  significant  activity for us is  maintaining  an investment  portfolio.
Although making loans will be a priority,  the aggregate amount of loans will be subject  to  maintaining  a  satisfactory  loan-to-deposit  ratio.  Our  overall portfolio  objective is to maximize the long-term  total rate of return  through active  management of portfolio  holdings  taking into  consideration  estimated asset/liability  and liquidity  needs,  tax  equivalent  yields and  maturities.
Permissible   investments  include  debt  securities  such  as  U.S.  Government securities,  government sponsored agency securities,  municipal bonds,  domestic certificates  of deposit  that are  insured  by the  Federal  Deposit  Insurance
Corporation, mortgage-backed securities and collateralized mortgage obligations.
The Bank expects that investments in equity securities will be very limited. The principal  risk  associated  with our investing  activities  will be market risk
(variations in value  resulting from general  changes in interest  rates) rather than credit risk.

Overall,  our plan of operations will focus on responsible growth and pricing of deposits,  loans and investments to achieve a net interest margin  sufficient to cover operating expenses and achieve profitable operations.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain  statements  contained in the Company's  public reports,  including this report, and in particular in this "Plan of Operation" may be forward looking and subject to a variety of risks and uncertainties.  These factors include, but are not limited to, (1) changes in prevailing  interest rates which would affect the interest earned on the Company's  interest  earning assets and the interest paid on its  interest  bearing  liabilities,  (2)  the  timing  of  repricing  of the
Company's  interest  earning assets and interest  bearing  liabilities,  (3) the effect of changes in governmental  monetary policy, (4) the effect of changes in regulations  applicable  to the  Company and the  conduct of its  business,  (5)
changes in competition among financial  service  companies,  including  possible further  encroachment of non-banks on services  traditionally  provided by banks and the impact of  recently  enacted  federal  legislation,  (6) the  ability of competitors  which are larger than the Company to provide  products and services which it is  impracticable  for the Company to  provide,  (7) the effects of the
Company's  opening branches and (8) the effect of any decision by the Company to engage in any business not historically  permitted to it. Other such factors may be described in the Company's future filings with the SEC.

(b) Management's  Discussion and Analysis of Financial  Condition and Results of
Operations

Not required because the Company has not had revenues from operations.

Part II         OTHER INFORMATION
Item 2.         Changes in Securities

         (a)    Not applicable.

         (b)    Not applicable.

         (c)    Not applicable.

         (d) During the quarter ended  September  30, 2001,  the Company sold an aggregate of 966,667  shares of its Common  Stock,  par value $0.01 (the "Common
Stock"),  in a public offer  registered  under the  Securities  Act of 1933,  as amended (the  "Securities  Act"). The following  information  prescribed by Item
701(f) of Regulation S-B is included in response to Item 2(d) of Form 10-QSB.

         (1) The  Company's  offer and sale of its Common  Stock was  registered under the Securities Act on a  Registration  Statement on Form SB-2  (Commission
file No. 333-59824) (the "Registration  Statement").  The Registration Statement
was declared effective on July 6, 2001.

         (2) The offering  commenced promptly following the effectiveness of the
Registration Statement pursuant to the Company's Prospectus dated July 6, 2001.

         (3) The offering did not terminate before any securities were sold.

         (4) The  offering  terminated  with  the  sale on July  26,  2001 of an aggregate of 966,667  shares of Common Stock (the minimum amount to be sold) out of the total 1,150,000 shares offered.

         The shares were sold directly by the Company  although  Tucker  Anthony
Sutro Capital Markets, a division of Tucker Anthony Incorporated,  acted and was compensated for its services as selling agent.

         The securities  registered were shares of the Common Stock; no class of convertible securities were registered pursuant to the Registration Statement.

         The Company  registered  1,150,000  shares of its Common  Stock with an aggregate public offering price of $13,800,000.  The Company sold 966,667 shares of Common Stock with an  aggregate  public  offering  price of  $11,600,000.  No shares were sold for the account of any selling security holder.

         Expenses  incurred by the Company in  connection  with the issuance and distribution of the Common Stock aggregated  approximately  $955,000,  including approximately  $708,000 in fees paid to the selling agent.  None of the payments made in connection  with the issuance and  distribution of the Common Stock were direct or  indirect  payments  to  directors  or  officers  of the Company or to persons owning 10% or more of the Common Stock.  However, as described in Note 3 to the consolidated

financial  statements  included herein, the Company made payments for legal fees to a law firm principals of which are organizers of the Bank and consulting fees to a company,  the principal of which is related to the  Company's  Chairman and
Chief Executive Officer.

         The net proceeds to the Company from the  offering  were  approximately
$10,645,000.  The net  proceeds  received  by the Company  have been  applied as follows:

                        Purpose                                  Amount
                                                             (in thousands)

         Purchase of capital stock of the Bank                  $ 10,359
         Payment of pre-operating expenses of the Company            255
         Working capital for the Company                              31

         None of the payments made in connection  with the use by the Company of the net proceeds of the offering  were direct or indirect  payments to directors or officers of the Company or to persons owning 10% or more of the Common Stock.
However, see Note 3 to the Consolidated  Financial Statements included elsewhere herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None
         (b) The issuer filed no reports on Form 8-K during the third quarter of
             2001.

                                   SIGNATURES

In accordance with the requirements of the Securities  Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

                                            Southern Connecticut Bancorp, Inc.
                                            (Registrant)

                                            By: /s/ Joseph V. Ciaburri
                                            Joseph V. Ciaburri,
                                            Chairman and CEO

                                            By: /s/ Paul V. Erwin
                                            Paul V. Erwin,
                                            Senior Vice President
                                            Chief Financial Officer

November 14, 2001