Form 10KSB40
period 2001-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2002-03-29
CIK 1137046

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20219

                               -------------------

                                F O R M 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 333-59824

                       SOUTHERN CONNECTICUT BANCORP, INC.
                 (Name Of Small Business Issuer In Its Charter)

        Connecticut                                           06-1594123
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                 215 Church Street
              New Haven, Connecticut                       06510
     (Address of Principal Executive Offices)            (Zip Code)

Issuer's telephone number                                     (203) 782-1100

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes __X__           No _______

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year. $132,497

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 2002: $8,112,219

Number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 6, 2002: 966,667

Transitional Small Business Disclosure Format (check one):

                  Yes _____;        No__X__




                       DOCUMENTS INCORPORATED BY REFERENCE



Proxy Statement for 2002 Annual Meeting of           Incorporated into Part III
Shareholders to be held on May 14, 2002.  (A         of this Form 10-KSB
definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.)

                                Table of Contents




Part I                                                                   Page

Item 1. Description of Business                                             4

Item 2. Description of Property                                            10

Item 3. Legal Proceedings                                                  11

Item 4. Submission of Matters to a Vote of Security Holders                11



Part II

Item 5. Market for Common Equity and Related Shareholder Matters           12

Item 6. Management's Discussion and Analysis or Plan of Operation       13-23

Item 7. Financial Statements                                               23

Item 8. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure 23



Part III

Item 9. Directors, Executive Officers, Promoters and
              Control Persons; Compliance with
                Section  16 (a) of the Exchange Act                        23

Item 10. Executive Compensation                                            23

Item 11. Security Ownership of Certain Beneficial Owners
               and Management                                              23

Item 12. Certain Relationships and Related Transactions                    24

Item 13. Exhibits, Lists, and Reports on Form 8 - K                     24-25

                                     PART I

Item 1.       Description of Business.

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation was incorporated on November 8, 2000 to serve as a bank holding company. Bancorp owns one hundred percent of the capital stock of The Bank of Southern Connecticut ("Bank"), a new bank in New Haven, Connecticut, which commenced operations on October 1, 2001. Bancorp invested $10,000,000 of the net proceeds of its July 26, 2001 stock offering to purchase the capital stock of the Bank and an additional $360,000 to cover the Bank's pre-opening deficit. The $10,000,000 of initial equity capital for the Bank required under the Bank's Temporary Certificate of Authority substantially exceeds the statutory minimum equity capital for a new Connecticut bank of $5,000,000. The Company chose a holding company structure because it provides flexibility that would not otherwise be available. For example, Bancorp could acquire additional banks and other businesses, including mortgage companies, leasing companies, insurance agencies and small business investment companies. Bancorp may in the future decide to engage in additional businesses permitted to bank holding companies or financial holding companies. Before Bancorp could acquire interests in other banks or expand into other businesses, it may need to obtain regulatory approvals and might need additional capital.

         Bancorp has leased a free-standing building located at 215 Church Street, New Haven, Connecticut, located in the central business and financial district of New Haven. It has assigned this lease to the Bank, and the Bank has assumed all rights and obligations under this lease. Both Bancorp and the Bank operate from this facility.

         The Bank began operations on October 1, 2001 after receiving its Final Certificate of Authority from the Connecticut Banking Commissioner, its deposit insurance from the Federal Deposit Insurance Corporation ("FDIC") and its initial capital investment of $10,360,000.

         The Bank does not expect to compete with large institutions for the primary banking relationships of large corporations, but will compete for niches in this business segment and for the consumer business of employees of such entities. The Bank will focus on small to medium-sized businesses, professionals and individuals and their employees. This focus includes retail, service, wholesale distribution, manufacturing and international businesses. The Bank intends to attract these customers based on relationships and contacts which the Bank's directors and management have within and beyond the Bank's primary service area.

         Greater New Haven is currently served by approximately 70 offices of commercial banks, none of which is headquartered in New Haven. In addition, New Haven Savings Bank, a mutual savings bank, has 16 branches in the New Haven market. All of these banks are substantially larger than the Bank expects to be in the foreseeable future and are able to offer products and services which may be impracticable for the Bank to provide at this time.

         There are numerous banks and other financial institutions serving the communities surrounding New Haven which also draw customers from New Haven, posing significant competition for us to attract deposits and loans. We also expect competition from out-of-state financial institutions. Bancorp will have to obtain customers from the customer base of such existing banks and financial institutions and from growth in New Haven and the surrounding area. Many of such banks and financial institutions are well established and well capitalized, allowing them to provide a greater range of services (including trust services) than we will be able to offer in the foreseeable future.

         Intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks and other financial institutions. Market dynamics and legislative and regulatory changes impacting banks and other financial institutions have resulted in: a number of new competitors offering services historically offered only by commercial banks; non-bank corporations offering services traditionally offered only by banks; increased customer awareness of product and service differences among competitors; and increased merger activity.

         Additional legislative and regulatory changes may affect us in the future; however, the nature of such changes and the effect of their implementation cannot be assessed. New rules and regulations may, among other things, revise limits on interest rates on various categories of deposits and may limit or influence interest rates on loans. Monetary and fiscal policies of the United States government and its instrumentalities, including the Federal Reserve, significantly influence the growth of loans, investments and deposits. The present bank regulatory scheme is undergoing significant change both as it affects the banking industry itself and as it affects competition between banks and non-bank financial institutions.

         The Bank currently offers products and services described as "core" products and services which are more completely described below. Through correspondent and other relationships, we expect that we will be able to help our customers meet all of their banking needs, including obtaining services which we may not offer directly.

         The Bank is seeking to establish a sound base of core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposits and IRA accounts. To attract deposits, the Bank is employing an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the New Haven market. The primary sources of deposits are expected to be residents of, and businesses and their employees located in, New Haven and the surrounding communities. The Bank is obtaining these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

         Deposits and the Bank's equity capital are the sources of funds for our lending and investment activities. Repayments on loans, investment income and proceeds from the sale and maturity of investment securities will also provide additional funds for these purposes. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We expect to manage the pricing of our deposits to maintain a desired deposit balance although we recognize that, at least initially, we may need to pay higher interest rates than our competitors to attract deposits. We offer drive-in teller services, wire transfers, safe deposit services and plan to offer access to on-line banking services and automated teller machines.

         The Bank's loan products include commercial and business loans, personal loans, mortgage loans, home equity loans, automobile loans and education loans. The Bank has received lending approval status from the Small Business Administration ("SBA") to enable it to make SBA loans to the Greater

New Haven business community. Our marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank will seek to manage the credit risk inherent in its loan portfolio through credit controls and loan diversification. Prior to approving a loan, we evaluate: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment and other factors considered relevant in the circumstances.

         Other services provided currently or to be provided include, cashier's checks, travelers checks, bank by mail, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services. To offer such services in the future, the Bank would need the approval of the Connecticut Banking Commissioner.

         Another significant activity for the Bank is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of our business plan, the aggregate amount of loans will be subject to maintaining a satisfactory loan-to-deposit ratio. Our overall portfolio objective is to maximize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. Our current investment portfolio is limited to U. S. government obligations which have been classified as held to maturity. Accordingly, the principal risk associated with our current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.

         Overall, the Bank's plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses and achieve profitable operations.

         Currently, the Bank has ten full-time employees, including Joseph V. Ciaburri, its Chairman and Chief Executive Officer, Gary D. Mullin, its President and Chief Operating Officer, and Paul V. Erwin, its Senior Vice President and Chief Financial Officer.

         Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

Supervision and Regulation


         Banks and bank holding companies are extensively regulated under both federal and state law. We have set forth below brief summaries of various aspects of supervision and regulation which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Regulations to which Bancorp is subject


         As a bank holding company, Bancorp is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The FRB has the authority to conduct examinations of Bancorp as well.

         The Bank Holding Company Act of 1956 (the "BHC Act") limits the types of companies which we may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services. The FRB also had determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not a proper activity for a bank holding company.

         In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act. Under this new legislation, a bank holding company may elect to become a "financial holding company" and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations, and all such subsidiaries must have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature", including, among others, insurance underwriting and agency activities, investment advisory services, merchant bank and underwriting, and dealing in or making a market in securities.

         The Gramm-Leach-Bliley Act also makes it possible for entities engaged in providing various other financial services to form financial holding companies and form or acquire banks. Accordingly, the Gramm-Leach-Bliley Act makes it possible for a variety of financial services firms to offer products and services comparable to the products and services offered by the Bank.

         There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of Bancorp can finance or otherwise transfer funds to Bancorp or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to Bancorp from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under the policy of the FRB, Bancorp is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not do such absent such policy.

         The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation ("FDIC") capital requirements for the Bank described below.

Regulations to which the Bank is subject


         The Bank is organized under the Banking Law of the State of Connecticut. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as well as by the FDIC, as its primary federal regulatory and insurer of deposits. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the FRB. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations. The Connecticut Banking Commissioner and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

         The Connecticut Banking Commissioner and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies whether by the FDIC, Congress, the Connecticut Banking Commissioner or the Connecticut General Assembly could have a material adverse impact on the Bank.

         Federal laws and regulations also limit, with certain exceptions, the ability of state banks to engage in activities or make equity investments that are not permissible for national banks. Bancorp does not expect such provisions to have a material adverse effect on Bancorp or the Bank.

Capital Standards


         The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total "risk-weighted assets." For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-based assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements.

Safety and Soundness Standards


         Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standards prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act. The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

         The federal banking agencies also have adopted final regulations for real estate lending prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

Premiums for Deposit Insurance


         The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

         Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulatory. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations.

         FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC.

Community Reinvestment Act


         Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including law and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) amended the CRA to require public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as "Outstanding", "Satisfactory", "Needs to Improve", or "Substantial Non Compliance." Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions or other financial institutions, which require regulatory approval based, in part, on CRA Compliance considerations.


Item 2.       Description of Property.

         Bancorp executed a lease for a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven. The lease was assigned to the Bank, and the Bank assumed, all obligations thereunder. The location is a former bank branch, which has been newly renovated for use as the headquarters of the Bank and Bancorp. The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop. The Bank anticipates that, in the future, it will establish additional offices in the New Haven area.

         The lease is for an initial term of five years and three months, with an option to extend the lease for up to three additional terms of five years. There was no base rent payable for the first three months of the initial term and monthly rent was $4,117 until August 1, 2001. The annual base rent during the balance of the initial term will be $107,400 for the first year and increases each year to $125,500 for the fifth year. The base rent for the option periods is also fixed in the lease. The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes. The Bank, as Bancorp's assignee, will have a right of first refusal to purchase the building.

         To the extent that the building contains space not needed for our operations, the Bank expects to sublease such excess to the extent practicable. The Bank has subleased approximately 160 square feet of office space to Michael
M. Ciaburri d/b/a Ciaburri Bank Strategies, Joseph V. Ciaburri's son. In addition, the Bank has subleased approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer F. Laydon, one of our directors.


Item 3.       Legal Proceedings.

         There are no legal proceedings currently pending or threatened against Bancorp or the Bank.


Item 4.       Submission of Matters to a Vote of Security Holders.

              No matter was submitted to a vote of shareholders of Bancorp during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

         Bancorp's Common Stock is quoted on the Over the Counter Market System under the symbol "SCNO."

         The following table sets forth the high and low sales price per share of Bancorp's Common Stock, as reported on the Over the Counter Market as quoted on www.bigcharts.marketwatch.com, on and after July 26, 2001, the date of stock issuance:
(The prices listed may not reflect actual transactions.)

             Quarter Ended                   High               Low
         September 30, 2001                 $12.10            $7.75
         December 31, 2001                  $10.25            $7.00

Holders

         There were approximately 41 registered shareholders of record of Bancorp's Common Stock as of December 31, 2001.

Dividends

         No dividends have been paid to date. Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the foreseeable future. Bancorp may, however, pay stock dividends at the discretion of its Board of Directors.

         The policy of the Connecticut Banking Commissioner is to not permit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. "Net profits" is defined as the remainder of all earnings from current operations. In some instances, further restrictions on dividends may be imposed by the FDIC.

         The payment of dividends by the Bank may also be affected by other factors, such as the requirement to maintain capital in accordance with regulatory guidelines. If, in the opinion of the Connecticut Banking Commissioner, the Bank were engaged in or was about to engage in an unsafe or unsound practice, the Commissioner could require, after notice and a hearing, the Bank to cease and desist from the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvements Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Recent Sales of Unregistered Securities

         Bancorp has not sold unregistered securities.


Item 6.       Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation

         Bancorp currently has no business operations other than owning and managing the Bank. The Bank's plan of operation for the next twelve months contemplates the continuation of the business currently being conducted, with the possibility of offering certain additional banking services, and the development of a customer base in the Bank's target market, which includes the City of New Haven, Connecticut and the surrounding areas. For a description of business currently being conducted, see Part I. Item 1. Description of Business.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Southern Connecticut Bancorp, Inc.
Financial Highlights

As of and for the year ended December 31, 2001 and as of and for the period from December 6, 1999 (inception) to December 31, 2000

                                              2001              2000
                                              ----              ----
Operating Data
Interest and dividend income              $   131,916      $        802
Interest expense                               52,774               ---
Net interest income                            79,142               802
Provision for loan losses                      12,000               ---
Non-interest income                               581               ---
Non-interest expense                          951,940           235,487
Net income                                  (884,217)         (234,685)
Basic and diluted loss per share               (2.10)               N/A

Balance Sheet Data
Cash and due from banks                   $   686,467        $   49,867
Federal funds sold                          3,670,000               ---
Short-term investments                      6,079,864               ---
Investment securities                       4,085,428               ---
Loans, net                                  1,195,344               ---
Assets                                     17,412,399           135,901
Total deposits                              6,784,031               ---
Total shareholders equity
              (deficit)                     9,596,147         (234,685)

Summary

         On July 26, 2001, Bancorp completed its initial public offering by selling 966,667 shares of stock at $12.00 per share. On October 1, 2001, Bancorp invested $10,360,000 of the proceeds from the stock issuance and certain net assets into the Bank, which began operations on that date, after receiving its final Certificate of Authority from the Connecticut Charting Authority and its deposit insurance from the FDIC. Prior to October 1, 2001, Bancorp was a development stage enterprise.

Assets

         Since beginning operations on October 1, 2001, the Bank has reached $17.4 million in assets as of December 31, 2001. Earning assets comprise $15 million of the total asset volume. Bancorp has maintained liquidity by maintaining balances in overnight Federal Funds and Money Market Mutual Funds, to provide funding for higher yielding loans as they are approved. As of December 31, 2001, Federal Funds Sold were $3.7 million and Money Market Mutual Fund balances were $6.1 million. In addition the Bank has invested $4.1 million in U.S Government Agency securities classified as held to maturity with maturities ranging from six months to two years. The loan portfolio was $1.2 million as of December 31, 2001.

         The earning asset growth has been funded partially by the initial investment by Bancorp into the Bank and partly by deposit growth within the Bank's market area. Deposits were $6.8 million as of December 31, 2001. The mix of deposits includes non-interest bearing checking of $662 thousand, low cost funds including interest- bearing checking deposits of $972 thousand, savings deposits of $397 thousand, money market deposit balances of $1.3 million, as well as, time certificate of deposit of $3.4 million. The Bank does not have any brokered deposits.

         The following table presents the maturity distribution of investment securities at December 31, 2001 and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

                                                          One Year
                                         One Year         Through
                                         or Less         Five Years           Total
Held to maturity
U. S. Government agency obligations     $ 991,688       $ 3,093,740      $ 4,085,428
Weighted average yield                      1.79%             2.81%            2.56%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2001.

                                        Amortized            Fair
                                           Cost              Value
U. S. Government agencies:
Federal Farm Credit Bank               $ 1,021,254       $ 1,021,254
Federal Home Loan Mortgage                 991,688           991,688
Federal Home Loan Bank                   1,032,925         1,031,560
Federal Home Loan Bank                   1,039,561         1,036,871
                                       -----------       -----------
      Total investments                $ 4,085,428       $ 4,081,373
                                       ===========       ===========


Loans

         The Bank's net loan portfolio was $1.2 million at December 31, 2001. This balance reflects the origination of loans by the Bank in the fourth quarter of 2001, the Bank's first quarter of operation. While loan activity has been strong, there is a normal lag between application, underwriting and approval process to ensure the building of a quality loan portfolio. The loan to deposit ratio as of December 31, 2001 was 17.6%. As this ratio increases toward the targeted 80% to 83% range, it is expected that the higher yielding loans versus Federal Funds Sold, money market funds and investments will produce a positive impact on net interest spread - see the table depicting the Distribution of Assets, Liabilities and Shareholders' Equity Interest Rates and Interest Differential on Page 19 of this Form 10-KSB. No significant loan concentrations have developed during this early stage of building the loan portfolio.

         The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2001 by type of loan, and the sensitivities of loans to changes in interest rates:

                                                     Due after
                                      Due in         one year
                                    one year         through          Due After
(Thousands of dollars)              or less         five years        five years          Total
--------------------------------------------------------------------------------------------------
Commercial real estate                $    0            $    0           $   350           $  350
Residential real estate                    0                 0                 0                0
Construction loans                         0                 0                 0                0
Commercial loans                         244                59               440              743
Consumer installment                      31                30                15               76
Consumer home equity                       0                 0                40               40
                                      ------            ------           -------           ------
Total                                 $  275            $   89           $   845           $1,209
                                      ======            ======           =======           ======

Fixed rate loans                      $   31            $   89           $   200           $  320
Variable rate loans                      244                 0               645              889
                                      ------            ------           -------           ------
Total                                 $  275            $   89           $   845           $1,209
                                      ======            ======           =======           ======

Allowance for Loan Losses

         The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, pools of homogeneous loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains appraisals for significant properties, when considered necessary.

         Based upon this evaluation, management believes the allowance for loan losses of $12,000 or 1% of gross loans at December 31, 2001 is adequate, under prevailing economic conditions, to absorb losses on existing loans.

         The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days as to either principal or interest, or are otherwise considered impaired. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

         Management considers all non-accrual loans, other loans past due 90 days or more, and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days are considered minor collection delays, and the related loans are not considered to be impaired. Bancorp considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses
                                                                   2001
         Balance at beginning of period                        $    -0-
         Charge-offs                                                ---
         Recoveries                                                 ---
                                                               --------
         Net (charge-offs) recoveries                               ---
                                                               --------
         Additions charged to operations                         12,000
                                                               --------
         Balance at end of period                              $ 12,000
                                                               ========

There were no charge-offs or recoveries during 2001.

Allocation of the Allowance for Loan Losses at December 31, 2001:

                                                                Percent of
                                                              Loans in Each
                                                               Category to
                                             Balance           Total Loans
                                             --------             -------
Real Estate:
         Commercial                           $ 3,485              28.95%
         Construction                             ---               0.00%
         Residential                              ---               0.00%
Commercial                                      6,990              61.45%
Consumer Installment                            1,525               6.29%
Consumer Home Equity                              ---               3.31%
Unallocated                                      ----               0.00%
                                             --------             -------
                                             $ 12,000             100.00%
                                             ========             =======


Non-Accrual, Past Due and Restructured Loans

         There were no non-accrual, past due or restructured loans at December 31, 2001. There were no loans in 2001 considered as "troubled debt restructurings."

Potential Problem Loans

         At December 31, 2001, the Bank had no loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         Total deposits were $6.8 million at December 31, 2001. The deposit total at December 31, 2001 consists of non-interest bearing checking at $662,000 (9.8%), interest bearing checking and money market deposits at $2.3 million (33.7%), savings at $397,000 (5.9%) and certificates of deposit at $3.4 million (50.7%). The Bank does not have any brokered deposits.

         The Bank continues to offer competitive interest rates in the very competitive New Haven County marketplace in order to fund expected loan growth.

As of December 31, 2001, the Bank's maturities of time deposits were:

                                            $100,000                Less than
                                             or greater              $100,000             Totals
                                             --------               ---------          --------
(Thousands of dollars)
Three months or less                         $  1,226               $     108          $  1,334
Three to six months                                 0                     354               354
Six months to one year                            749                     622             1,370
Over one year                                     220                     160               380
                                             --------               ---------          --------
                                             $  2,195               $   1,243          $  3,438
                                             ========               =========          ========

Other

         The increase in accrued interest receivable is due to the interest purchased on investments and accrued on earning assets.

         The increase in accrued expenses and other liabilities represents interest payable on interest bearing deposit balances and payables due for the increased operational activity in 2001.

         The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the quarter ended December 31, 2001, the Bank's first quarter of operation.

                  Distribution of Assets, Liabilities and Shareholders'
                    Equity; Interest Rates and Interest Differential

                                                               Interest
                                            Average            Income/          Annualized
(Dollars in thousands)                      Balance            Expense             Rates
Interest Earning Assets:
Loans                                       $     322           $     7            8.70%
Short-term investments                          2,938                16            2.18%
Investments (1)                                   357                 2            2.24%
Federal funds sold                              8,677                45            2.07%
                                           ----------           -------         --------
Total interest earning assets               $  12,294           $    70 (a)        2.28%
                                                                -------         --------
Cash and due from banks                           356
Premises and equipment, net                     1,475
Allowance for loan losses                         ---
Other                                             107
                                           ----------
                                              $14,232
Interest Bearing Liabilities:
Time certificates                           $   1,559           $    12            3.08%
Savings deposits                                  222                 1            1.80%
Money market and checking                       1,340                 8            2.39%
Capital lease obligation                          850                32           15.06%
                                           ----------           -------         --------
Total Interest Bearing
  Liabilities                                   3,971                53            5.34%
                                                                -------         --------
Demand deposits                                   243
Accrued expenses and
  Other liabilities                               135
Shareholders' equity                            9,883
                                           ----------
Total liabilities and equity                 $ 14,232
                                           ==========

Net interest income                                             $    17
                                                                =======

Interest margin                                                                    0.06%
                                                                                ========
Interest spread                                                                  (3.06)%
                                                                                ========

(a) For the year ended December 31, 2001, interest income was $132,000 or $62,000 greater than the fourth quarter amount of $70,000 in the table above. The $62,000 represents interest earned primarily on the net proceeds of the stock issuance from July 26, 2001 through September 30, 2001. The average annualized yield for that period was 3.35 % on an average balance of $10.2 million.

         The Bank's operations began October 1, 2001. A quality loan portfolio takes time to develop, but with the existing backlog in loan requests, it is anticipated that the interest spread will become positive during the Bank's first full year of operation. The liquidity in the lower yielding short-term investments and Federal Funds sold is available for investment into higher yielding loans. Also, the deposit liabilities have been gathered to support the anticipated loan growth.

         The following are measurements of Bancorp's earnings in relation to assets and equity, and average equity to average assets for the quarter ended December 31, 2001, Bancorp's first quarter of operations. The return on average assets and equity ratios are annualized.

         Return on average assets                              (13.83)%
         Return on average equity                              (19.92)%
         Average equity to average assets                        69.44%

         Bancorp's net loss for the quarter ended December 31, 2001 was $492,167.

Results of Operations

         For the year ended December 31, 2001 Bancorp's results reflect a loss of $884,000 ($2.10 basic and diluted loss per share) as compared to a loss of $235,000 for the period from December 6, 1999 (inception) through December 31, 2000. During the thirteen months ended December 31, 2000 and through the nine months ended September 30, 2001, Bancorp's activity related to the sale of stock, seeking regulatory approvals and preparing the Bank to begin its operations by hiring personnel and preparing the systems and facilities. Included in the year 2001 net loss of $884,000 was $380,000 of losses incurred prior to the opening of the Bank.

         The Bank's operations commenced on October 1, 2001, when Bancorp invested $10,360,000 from the July 26, 2001 stock offering and certain net assets into the Bank upon receipt of all regulatory approvals. Accordingly, the results of operations for the year ended December 31, 2001 include banking operations for the fourth quarter only.

Interest income and expense

         Interest income was $132,000 in 2001 as compared to $802 for thirteen months ended December 31, 2000. The increase in 2001 primarily reflects both earnings from the investment of stock offering proceeds and the earnings generated from the fourth quarter earning assets of Bancorp, which were funded partially by deposits, generated in the fourth quarter 2001, and from proceeds of the stock offering. The thirteen-month period ended December 31, 2000 interest income reflects the $802 of interest earned on the investment of advances made by Directors of the Bank and Bancorp, as well as from organizers during the organization period.

         Interest expense was $53,000 in 2001. The source of funding during this organization period through the receipt of the proceeds from the stock offering was through non-interest bearing advances made by directors and other organizers. Interest expense for 2001 reflects both the interest on deposits gathered in the fourth quarter of 2001 of $21,000, and the interest associated with the capital lease for the Company's premises of $32,000.

Non-interest expense

         Non-interest expense increased $717,000 from $235,000 for the thirteen-month period ended December 31, 2000 to $952,000 in the year 2001. This increase primarily reflects the completion of the regulatory process for both the Bank and Bancorp in 2001, as well as establishing the ongoing operations to include facilities, systems and staffing, as compared to the focus prior to the year 2001 on the regulatory process only.

         Major components of the $717,000 increase include salaries and benefits of $371,000, occupancy and equipment costs of $86,000, as well as the $70,000 cost associated with the issuance of warrants to certain organizers. None of these costs were incurred prior to the year 2001. Advertising and promotion expense increased $35,000, primarily related to the Bank's opening, and professional fees increased $34,000, due primarily to the inclusion in professional fees, for a portion of the year 2001, fees paid to the Chairman and President at two-thirds salary up until May, 2001, when their compensation was paid through salaries.

Liquidity

         Bancorp's liquidity position consisted of assets totaling $11.4 million or a 65.6% ratio to total assets at December 31, 2001. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short - term investments, held to maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

         Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Capital

         The following table illustrates the Bank's regulatory capital ratios at December 31, 2001:

                  Leverage Capital                            67.40 %
                  Tier 1 Risk - Based Capital                 90.54 %
                  Total Risk - Based Capital                  90.66 %

         Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be "well capitalized" under applicable regulations. To be considered "well capitalized" an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

         Bancorp is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank ("FRB"). Bancorp's actual and required ratios are not substantially different from those shown above.

Market Risk

         Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon on the nature of the Company's business, market risk is primarily limited to interest rate risk, which is the impact that changing interest rates have on current and future earnings.

         Bancorp's goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp's assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates. In order to reach an acceptable interest rate spread, Bancorp must generate loans and seek acceptable long-term investments to replace the lower yielding balances in Federal Funds sold and short-term investments. The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable loans for the portfolio to offset the short-term re-pricing of the liabilities. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposits balances may therefore run off unexpectedly due to changing market conditions.

         The exposure to interest rate risk is monitored by the Asset and Liability Management Committee ("ALCO") consisting of senior management personnel. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors on a quarterly basis regarding the status of ALCO activities within the Company.

Impact of Inflation and Changing Prices

         Bancorp's financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this fact, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp's earnings in future periods.

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

         Certain statements contained in Bancorp's public reports, including this report, and in particular in this " Management's Discussion and Analysis or Plan of Operation", may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its bearing liabilities, (2) the timing of re-pricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy,
(4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp's filings with the SEC.

         Although Bancorp believes that it offers the loan and deposit products and has the resources needed for success, future revenues and interest spreads and yields cannot be reliably predicted. These trends may cause Bancorp to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

Item 7.  Financial Statements.

         The consolidated statements of condition of Bancorp as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year-ended December 31, 2001, and the period from December 6, 1999 (inception) to December 31, 2001, together with the report thereon of McGladrey & Pullen, LLP dated February 25, 2002 are included as part of this Form 10-KSB in the "Financial Report" following page 26 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters And Control Persons;

         The information required by this Item 9 is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement (the "Definitive Proxy Statement") for its 2002 Annual Meeting of Shareholders.


Item 10.  Executive Compensation

         The information required by this Item 10 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 11 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

         The information required by this Item 12 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 13.(a)  Exhibits, List and Reports on Form 8-K

(a)      Exhibits

No.                                   Description


3(i) Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

3(ii) By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.1 Lease, dated as of August 17, 2000, between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.1 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.2 Letter agreement dated January 3, 2001 amending the Lease between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit
         10.2 to the Issuer's Registration Statement on Form SB-2 (No.
         333-59824))

10.3 First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.3 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.4 Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.4 to the Issuer's Registration Statement Form SB-2 (No. 333-59824))

10.5 Assignment of Lease dated April 11, 2001 between the Issuer and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.6 Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.7 Employment Agreement dated as of March 29, 2001 between The Bank of Southern Connecticut, and Gary D. Mullin (incorporated by reference to
         Exhibit 10.7 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.8     Issuer's 2001 Stock Option Plan (incorporated by reference to Exhibit
         10.8 to the Issuer's Registration Statement on Form SB-2 (No.
         333-59824))

10.9 Issuer's 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.10 Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Issuer's Registration Statement on Form SB-2 (No.
         333-59824))

10.11 Sublease dated January 1, 2001 between Laydon and Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.11 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.12    Issuer's 2001 Supplemental Warrant Plan

21.      The Bank of Southern Connecticut, a Connecticut state-chartered bank


           (b)    Reports on Form 8-K

         The issuer filed no reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly

                                              Southern Connecticut Bancorp, Inc.
                                                                    (Registrant)

                                                      By: /s/ JOSEPH V. CIABURRI
                                                          ----------------------
                                                        Name: Joseph V. Ciaburri
                                       Title: Chairman & Chief Executive Officer

                                                            Date: March 28, 2002

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ JOSEPH V. CIABURRI                                March 28, 2002
----------------------                                Date
Joseph V. Ciaburri
Chief Executive and Director

/s/ PAUL V. ERWIN                                     March 28, 2002
-----------------                                     Date
Paul V. Erwin
Senior Vice President and Chief Financial Officer

/s/ ELMER F. LAYDON                                   March 28, 2002
-------------------                                   Date
Elmer F. Laydon
Vice Chairman and Director

/s/ JUAN JOSE ALVAREZ DE LUGO                         March 28, 2002
------------------------------------                  Date
Juan Jose Alvarez de Lugo
Director

/s/ G. LEON JACOBS                                    March 28, 2002
------------------                                    Date
G. Leon Jacobs
Director

/s/ JOSHUA H. SANDMAN                                 March 28, 2002
---------------------------                           Date
Joshua H. Sandman
Director

/s/ ALPHONSE F. SPADARO, JR.                          March 28, 2002
----------------------------                          Date
Alphonse F. Spadaro, Jr.
Director

                              SOUTHERN CONNECTICUT
                                  BANCORP, INC.

                                FINANCIAL REPORT

                           December 31, 2001 and 2000

                                    CONTENTS



----------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                      1
----------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                   2
    Consolidated Statements of Operations                         3
    Consolidated Statements of Shareholders' Equity               4
    Consolidated Statements of Cash Flows                       5-6
    Notes to Consolidated Financial Statements                 7-27
----------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Southern Connecticut Bancorp, Inc.
New Haven, Connecticut


We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001 and for the period December 6, 1999 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period December 6, 1999 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP


New Haven, Connecticut
February 25, 2002

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------

                                                                                      2001              2000
                                                                               ------------------------------------
ASSETS
Cash and due from banks                                                                 $ 686,467         $ 49,867
Federal funds sold                                                                      3,670,000                -
Short-term investments                                                                  6,079,864                -
                                                                               ------------------------------------
Cash and cash equivalents                                                              10,436,331           49,867
                                                                               ------------------------------------

Held to maturity securities (fair value: 2001 $4,081,373) (Note 4)                      4,085,428                -
Loans receivable (net of allowance for loan
losses of $12,000 in 2001) (Note 5)                                                     1,195,344                -
Accrued interest receivable                                                                77,892                -
Deferred stock issuance costs (Note 2)                                                          -           76,192
Premises and equipment, net (Note 6)                                                    1,479,620                -
Other assets                                                                              137,784            9,842
                                                                               ------------------------------------
Total assets                                                                         $ 17,412,399        $ 135,901
                                                                               ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Deposits (Note 7)
Noninterest bearing deposits                                                            $ 662,366              $ -
Interest bearing deposits                                                               6,121,665                -
                                                                               ------------------------------------
Total deposits                                                                          6,784,031                -

Accrued expenses and other liabilities                                                    182,221          110,586
Capital lease obligation (Note 9)                                                         850,000                -
Advances from organizers and other individuals (Note 3)                                         -          260,000
                                                                               ------------------------------------
Total liabilities                                                                       7,816,252          370,586
                                                                               ------------------------------------

Commitments and Contingencies (Notes 8, 9, 11, 13, 14 and 16)

Stockholders'  Equity  (Deficit) (Notes 2 and 11)
Preferred stock, no par value; 500,000 shares authorized;
   none issued                                                                                  -                -
Common stock, par value $.01; 2,500,000 shares authorized;
shares issued and outstanding: 2001 - 966,667; 2000 - none                                  9,667                -
Additional paid-in capital                                                             10,705,382                -
Accumulated deficit                                                                    (1,118,902)        (234,685)
                                                                               ------------------------------------
Total stockholders' equity (deficit)                                                    9,596,147         (234,685)
                                                                               ------------------------------------

Total liabilities and stockholders' equity (deficit)                                 $ 17,412,399        $ 135,901
                                                                               ====================================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001 and the Period December 6, 1999 (Inception)
Through December 31, 2000
----------------------------------------------------------------------------------------------------


                                                                       2001             2000
                                                                 -----------------------------------
Interest Income:
Interest and fees on loans                                                $ 7,361               $ -
Interest on securities                                                      1,950                 -
Interest on federal funds sold and short-term investments                 122,605               802
                                                                 -----------------------------------
Total interest income                                                     131,916               802
                                                                 -----------------------------------

Interest Expense:
Interest expense on deposits (Note 7)                                      21,148                 -
Interest expense on capital lease                                          31,626                 -
                                                                 -----------------------------------
Total interest expense                                                     52,774                 -
                                                                 -----------------------------------

Net interest income                                                        79,142               802
                                                                 -----------------------------------

Provision for Loan Losses (Note 5)                                         12,000                 -
                                                                 -----------------------------------
Net interest income after
provision for loan losses                                                  67,142               802
                                                                 -----------------------------------

Noninterest Income                                                            581                 -
                                                                 -----------------------------------

Noninterest Expenses
Salaries and benefits (Note 8)                                            371,038                 -
Professional services                                                     213,664           179,887
Occupancy and equipment expense                                            86,210                 -
Advertising and promotional expenses                                       40,824             5,801
Data processing and other outside services                                 20,179                 -
Forms, printing and supplies                                               19,886                 -
Organizer warrant expense (Note 11)                                        70,000                 -
Other operating expenses                                                  130,139            49,799
                                                                 -----------------------------------
Total noninterest expenses                                                951,940           235,487
                                                                 -----------------------------------

Net loss                                                               $ (884,217)       $ (234,685)
                                                                 ===================================

Basic and Diluted Loss per Share                                       $    (2.10)     Not Applicable
                                                                 ===================================

Dividends per Share                                                    $        -        $        -
                                                                 ===================================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2001 and the Period December 6, 1999 (Inception)
Through December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                     Additional
                                                      Number          Common          Paid-In        Accumulated
                                                    of Shares         Stock           Capital          Deficit          Total
                                               ------------------------------------------------------------------------------

Balance, December 6, 1999                                   -           $ -               $ -              $ -           $ -

Net loss                                                    -             -                 -         (234,685)     (234,685)
                                               ------------------------------------------------------------------------------

Balance December 31, 2000                                   -             -                 -         (234,685)     (234,685)

Net loss                                                    -             -                 -         (884,217)     (884,217)

Issuance of common stock (Note 2)                     966,667         9,667        10,635,382                -    10,645,049

Issuance of common stock warrants (Note 11)                 -             -            70,000                -        70,000
                                               ------------------------------------------------------------------------------

Balance December 31, 2001                             966,667       $ 9,667      $ 10,705,382     $ (1,118,902)  $ 9,596,147
                                               ==============================================================================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2001 and the Period December 6, 1999 (Inception)
Through December 31, 2000
-------------------------------------------------------------------------------------------------


                                                                   2001              2000
                                                             ------------------------------------
Cash Flows From Operations
Net loss                                                            $ (884,217)       $ (234,685)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and accretion of premiums and discounts
on investments, net                                                        765                 -
Provision for loan losses                                               12,000                 -
Depreciation and amortization                                           24,605                 -
Issuance of stock warrants to organizers                                70,000                 -
Changes in assets and liabilities:
Increase in deferred loan fees                                           1,494                 -
Increase in accrued interest receivable                                (77,892)                -
Increase in other assets                                              (127,942)           (9,842)
Increase in accrued expenses and other liabilities                      71,635           110,586
                                                             ------------------------------------
Net cash used in operating activities                                 (909,552)         (133,941)
                                                             ------------------------------------

Cash Flows From Investing Activities
Purchases of held to maturity securities                            (4,086,193)                -
Net increase in loans receivable                                    (1,208,838)                -
Purchases of premises and equipment                                   (654,225)                -
                                                             ------------------------------------
Net cash used in investing activities                               (5,949,256)                -
                                                             ------------------------------------

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits            3,437,756                 -
Net increase in time certificates of deposit                         3,346,275                 -
Decrease (increase) in deferred stock issuance costs                    76,192           (76,192)
(Decrease) increase in advances from organizers
and other individuals                                                 (260,000)          260,000
Net proceeds from sale of common stock                              10,645,049                 -
                                                             ------------------------------------
Net cash provided by financing activities                           17,245,272           183,808
                                                             ------------------------------------

Net increase in cash and cash equivalents                           10,386,464            49,867

Cash and cash equivalents
Beginning                                                               49,867                 -
                                                             ------------------------------------

Ending                                                             $10,436,331          $ 49,867
                                                             ====================================



                                                      5

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Year Ended December 31, 2001 and the Period December 6, 1999 (Inception)
Through December 31, 2000
-----------------------------------------------------------------------------------------------------------------


                                                                                         2001               2000
                                                                            -------------------------------------

Supplemental disclosures of non-cash investing and financing activities:
Capital lease incurred for acquisition of building                                    $ 850,000              $ -
                                                                            =====================================

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
Interest                                                                               $ 42,080              $ -
                                                                            =====================================

Income taxes                                                                                $ -              $ -
                                                                            =====================================


See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000
--------------------------------------------------------------------------------

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, the Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut.

Formation of the Bank and development stage activities
------------------------------------------------------

On September 7, 2000, the Bank received preliminary approval to operate as a commercial bank from the Connecticut State Banking Commissioner, the Connecticut State Treasurer and the Connecticut State Comptroller (the "Connecticut Chartering Authority"). From December 1999 to September 2001, the Company was primarily involved with raising capital and satisfying other conditions precedent to receiving final regulatory approval to commence operations.

On July 26, 2001 the Company sold 966,667 shares of the Company's common stock at $12.00 per share and, on October 1, 2001, invested $10,360,000 of the common stock proceeds and certain net assets into the Bank to meet the capital required under the Temporary Certificate of Authority granted to the Bank by the Connecticut Chartering Authority as a condition of the Bank's receiving a Final Certificate of Authority.

On October 1, 2001 the Bank received its Final Certificate of Authority, received its deposit insurance from the Federal Deposit Insurance Corporation and commenced operations.

Prior to October 1, 2001, the Company was a development stage enterprise.

Significant Group Concentrations of Credit Risk
-----------------------------------------------

Most of the Company's activities are with customers located within the New Haven County region of Connecticut. Note 4 discusses the types of securities that the Company invests in and Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

Principles of consolidation and basis of financial statement presentation
-------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

contingent assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ from those estimates.

The following is a summary of the Company's significant accounting policies.

Cash and cash equivalents and statement of cash flows
-----------------------------------------------------

Cash and due from banks, federal funds sold, and short-term investments are recognized as cash equivalents in the statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from deposits are reported net. The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Investments in debt and marketable equity securities
-----------------------------------------------------

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The sale of held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Transfers of debt securities into the held-to-maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Loans receivable
----------------

Loans receivable are stated at their current unpaid principal balances, net of the allowance for loan losses and net deferred loan origination fees and costs. The Company has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or payoff.

A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as a reduction in interest rate or deferral of interest or principal payments, due to the borrower's financial condition.

Impaired loans, if any, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are recorded as adjustments to the allowance for loan losses. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Management considers all nonaccrual loans, other loans past due 90 days or more, and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days are considered minor collection delays, and the related loans are not considered to be impaired. The Company considers consumer installment loans to be pools of small balance homogeneous loans, which are collectively evaluated for impairment.

Allowance for loan losses
-------------------------

The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, pools of homogeneous loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains appraisals for significant properties, when considered necessary.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or charge-offs based on the agencies' judgments about information available to them at the time of their examination.

Interest and fees on loans
--------------------------

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days as to either principal or interest, or are otherwise considered impaired. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A nonaccrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

Loan origination fees, net of direct loan origination costs, are deferred and amortized as an adjustment to the loan's yield generally over the contractual life of the loan, utilizing the interest method.

Transfers of financial assets
-----------------------------

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated form the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either
(a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Premises and equipment
----------------------

Premises and equipment are stated at cost for purchased assets, and at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease for assets under capital lease, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 20 years. Gains and losses on dispositions are recognized

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

upon  realization.   Maintenance  and  repairs  are  expensed  as  incurred  and improvements are capitalized.

Income taxes
------------

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock compensation plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company's stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Related party transactions
--------------------------

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes 8 and 15 contain details regarding related party transactions.

Comprehensive income
--------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders' equity section of the balance sheets, such items, along with net income, are components of comprehensive income.

Fair value of financial instruments
-----------------------------------

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

      Cash and due from banks, federal funds sold, short-term investments and accrued interest receivable

      The carrying amount is a reasonable estimate of fair value.

      Securities

      Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      Loans receivable

      For variable rate loans which reprice frequently, and have no significant changes in credit risk, fair value is based on the loan's carrying value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year-end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      Deposits

      The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated by using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


      Off-balance-sheet instruments

      Fair values for the Company's off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Reclassifications
-----------------

Certain  2000  amounts  have  been   reclassified   to  conform  with  the  2001
presentation, and such reclassifications had no effect on net loss.

Note 2.  Common Stock Offering

On July 26, 2001, the Company completed the initial public offering of its common stock through the sale of 966,667 shares of its $0.01 par value common stock at an offering price of $12.00 per share. The net proceeds of the offering and conversion of advances from the Bank's organizers and other individuals (see
Note 3) amounted to $10,645,049, net of stock issuance costs of $954,951. The par value of the shares issued, $9,667, was credited to common stock and the excess of the net proceeds and conversion of advances over the par value of the shares, $10,635,382, was credited to additional paid-in capital.

Note 3.  Advances From Organizers and Other Individuals

The organizers and other individuals advanced $554,000 in non-interest-bearing funds throughout the organization period for stock issuance and pre-operating expenses. The organizers and other individuals converted these advances into shares of the Company's common stock at a price equal to the offering price of $12.00 per share. At December 31, 2000, such advances aggregated $260,000.

Note 4.  Held to Maturity Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of held to maturity securities at December 31, 2001 are as follows:

                                                                     Gross            Gross
                                                  Amortized        Unrealized       Unrealized          Fair
         2001                                       Cost             Gains            Losses           Value
         ----                                   -----------------------------------------------------------------
         U.S. Government Agency obligations     $  4,085,428       $   -            $   4,055       $ 4,081,373
                                            =====================================================================

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


The amortized cost and fair value of held to maturity debt securities at December 31, 2001 by contractual maturity are shown below.

                                                                          Amortized            Fair
                                                                            Cost              Value
                                                                       -------------------------------------
                     Maturity:
                         Within 1 year                                     $   991,688        $   991,688
                         After 1 but within 5 years                          3,093,740          3,089,685
                                                                       -------------------------------------
                                Total                                      $ 4,085,428        $ 4,081,373
                                                                       =====================================

There were no sales of held to maturity securities during 2001 and 2000.

Note 5.  Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2001 is as follows:

                                                                                              2001
                                                                                       --------------------
                    Commercial mortgages                                               $         350,000
                    Commercial loans                                                             742,633
                    Consumer home equity loans                                                    40,000
                    Consumer installment loans                                                    76,205
                                                                                       --------------------
                               Total loans                                                     1,208,838
                    Net deferred loan fees                                                        (1,494)
                    Allowance for loan losses                                                    (12,000)
                                                                                       --------------------
                               Loans receivable, net                                   $       1,195,344
                                                                                       ====================

The change in the allowance for loan losses for the year ended December 31, 2001 is as follows:

                                                                                              2001
                                                                                       --------------------
                    Balance, beginning of year                                             $    -
                        Provision for loan losses                                             12,000
                        Recoveries of loans previously charged-off                              -
                        Loans charged-off                                                       -
                                                                                       --------------------
                    Balance, end of year                                                   $  12,000
                                                                                       ====================

At December 31, 2001, there were no loans delinquent 90 days or more and no other loans placed on nonaccrual status. As of and for the year ended December 31, 2001, no loans were considered impaired by the Company.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

The Company's lending activities are conducted principally in the New Haven County section of Connecticut. The Company grants commercial real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company may grant loans for the construction of residential homes, residential developments and for land development projects. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectibility of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer on an individual basis and, when deemed appropriate, obtains collateral. Collateral varies by each borrower and loan type. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Important terms of collateral include business assets, real estate, automobiles, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows.

Note 6.  Premises and Equipment

At December 31, 2001, premises and equipment consisted of the following:

                                                                                            2001
                                                                                     -------------------
               Premises under capital lease                                               $   850,000
               Leasehold improvements                                                         353,934
               Furniture and fixtures                                                         117,889
               Equipment                                                                      182,402
                                                                                     -------------------
                                                                                            1,504,225
               Less accumulated depreciation and amortization                                 (24,605)
                                                                                     -------------------
                                                                                          $ 1,479,620
                                                                                     ===================

For the year ended December 31, 2001, depreciation and amortization expense related to premises and equipment totaled $24,605.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Note 7.  Deposits

At December 31, 2001, deposits consisted of the following:

                                                                                              2001
                                                                                        -------------------
               Noninterest bearing                                                          $    662,366
                                                                                        -------------------
               Interest bearing:
                   Time certificates, less than $100,000                                       1,243,088
                   Time certificates, $100,000 or more                                         2,194,668
                   Savings                                                                       396,712
                   Money market                                                                1,315,208
                   Checking                                                                      971,989
                                                                                        -------------------
                     Total interest bearing                                                    6,121,665
                                                                                        -------------------
                          Total deposits                                                    $  6,784,031
                                                                                        ===================

Contractual maturities of time certificates of deposit as of December 31, 2001 are summarized below:

               Due within:
                   1 year                                                                   $  3,057,858
                   1-2 years                                                                     239,898
                   2-3 years                                                                     -
                   3-4 years                                                                     -
                   4-5 years                                                                     140,000
                                                                                        -------------------
                                                                                            $  3,437,756
                                                                                        ===================

Interest expense on certificates of deposit in denominations of $100,000 or more was $5,305 for the year ended December 31, 2001.

Note 8.  Commitments

Employment agreements
---------------------

The Company and the Bank have entered into an employment agreement (the "Chairman Agreement") with the Chairman and Chief Executive Officer of the Company and the Bank with an initial term of five years beginning October 1, 2001, which may be extended for additional one-year terms at the end of the initial term. The Chairman Agreement provides for a base salary with annual adjustments based on changes in the consumer price index, and an annual bonus as determined by the Board of Directors. The Chairman Agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment and bank-related education and convention expenses.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


During the organization period through the date the Company completed its initial public offering, the Directors agreed to adopt the terms of the Chairman Agreement, except that compensation for the Chairman was provided at two-thirds of the salary stipulated in the Chairman Agreement.

Also, under the Chairman Agreement, the Company issued to the Chairman options to purchase 50,000 shares of the Company's stock under the terms of the Company's 2001 Stock Option Plan (See Note 11).

In the event of the early termination of the Chairman Agreement for any reason other than cause, the Company would be obligated to compensate the Chairman, in accordance with the terms of the Chairman Agreement, through the full term of the Chairman Agreement. Also upon termination of the Chairman Agreement for reasons other than cause, the Chairman Agreement provides that the Chairman will serve as a consultant to the Company, on a year to year basis, and will be compensated at the rate of $60,000 per year plus the employee benefits previously described. Further, in the event the Chairman's position shall end or his responsibilities be significantly reduced as a result of a business combination (as defined), the Chairman will be entitled to a lump sum payment equal to three times his then current annual compensation.

Also, the Company has entered into a three year employment agreement (the "President Agreement") with the President of the Bank beginning on October 1, 2001. The President Agreement provides for a base salary and an annual bonus as determined by the Board of Directors. The President Agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment and Bank-related education and convention expenses. Also, under the President Agreement, the Company issued to the President options to purchase 20,000 shares of the Company's stock under the terms of the Company's 2001 Stock Option Plan. (See Note 11).

During the organization period through the date the Company completed its initial public offering, the Directors agreed to adopt the terms of the President Agreement, except that compensation for the President was provided at two-thirds of the salary stipulated in the President Agreement.

Other
-----

The Company entered into a $52,000 contract for consulting services to be performed during 2002, with a company, the principal of which is related to the Company's Chairman and Chief Executive Officer.

Note 9.  Lease and Subleases

The Company leases the Bank's main office under a capital lease that expires in 2021, and such lease has been assigned to the Bank. The term of the lease is

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

twenty years commencing on August 1, 2001. Under the terms of the lease, the Bank will pay all executory costs including property taxes, utilities and insurance.

Premises under capital lease of $850,000 and related accumulated amortization of $10,714 as of December 31, 2001, are included in premises and equipment.

The Company also leases certain equipment under a noncancelable operating lease.

The Company has also entered into two five-year sublease agreements for excess office space in its premises with tenants, the principals of which are related to the Company's Chairman and Chief Executive Officer and the Company's Vice Chairman. The payments under both subleases commenced on April 1, 2001.

At December 31, 2001, future minimum lease payments to be made and received under these leases by year and in the aggregate, are as follows:

         Year                                                Capital Lease         Operating Lease   Sublease Income
         ---------------------------------------------------------------------------------------------------------------
         2002                                                  $     109,285           $     2,980          $  14,837
         2003                                                        113,811                 2,980             15,320
         2004                                                        118,336                 2,980             15,802
         2005                                                        122,858                 2,980             16,283
         2006                                                        127,381                 2,480              3,533
         2007 and thereafter                                       2,464,237                    -                  -
                                                            -------------------    -------------------------------------
                                                                   3,055,908           $    14,400          $  65,775
                                                                                   =====================================
         Less amount representing interest                        (2,205,908)
                                                            -------------------

         Present value of future minimum lease payments -
             capital lease obligation                          $     850,000
                                                            ===================

Prior to August 1, 2001, the Company leased its premises under an operating lease arrangement and paid $4,117 per month for the period April 1, 2001 through July 31, 2001, at which time rent of $8,950 per month commenced. Upon commencement of operations, the long-term commitment under the lease was classified as a capital lease. Total rent expense charged to operations under the operating leases approximated $36,800 for the year ended December 31, 2001, and rental income under the subleases approximated $7,200 for the year ended December 31, 2001.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------



Note 10. Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2001 and 2000 is as follows:

                                                                                      2001              2000
                                                                            -------------------------------------
        Benefit for income taxes at statutory Federal rate                      $    300,634        $   79,793
        State taxes, net of Federal benefit                                           43,769            11,617
        Increase in valuation allowance                                             (316,236)          (91,410)
        Other                                                                       (28,167)               -
                                                                            -------------------------------------
                                                                                $      -            $      -
                                                                            =====================================

At December 31, 2001, the components of gross deferred tax assets are as follows:

                                                                                     2001               2000
                                                                               --------------------------------------
        Deferred tax assets:
            Allowance for loan losses                                          $          4,674     $      -
            Net operating loss carryforwards                                            156,180            -
            Start-up costs                                                              245,048          91,410
            Other                                                                         6,804            -
                                                                               --------------------------------------
              Gross deferred tax assets                                                 412,706          91,410
            Less valuation allowance                                                   (407,646)        (91,410)
                                                                               --------------------------------------
              Deferred tax assets - net of valuation allowance                            5,060            -
                                                                               --------------------------------------

        Deferred tax liabilities:
            Tax bad debt reserve                                                          5,060            -
                                                                               --------------------------------------
              Gross deferred tax liabilities                                              5,060            -
                                                                               --------------------------------------

              Net deferred tax asset                                           $        -           $      -
                                                                               ======================================

As of December 31, 2001, the Company had tax net operating loss carryforwards of approximately $471,000 available to reduce future Federal and state taxable income, which expire in 2021.

The net changes in the valuation allowance for 2001 and 2000 were increases of $316,236 and $91,410, respectively, to adjust deferred tax assets to amounts considered by management more likely than not to be realized.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


Note 11. Shareholders' Equity

Income per share
----------------

The Company is required to present basic income (loss) per share and fully diluted income per share in its statements of operations. Basic and fully diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share. For the periods presented, the common stock equivalents described below have been excluded from the computation of the net loss per share because the inclusion of such equivalents is anti-dilutive. Weighted average shares outstanding were 421,096 for the year ended December 31, 2001.

Stock options
-------------

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

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

A summary of the status of the stock options at December 31, 2001, and changes during the year then ended, is as follows:

                                                                                           2001
                                                                               --------------------------------
                                                                                                 Weighted-
                                                                                 Number           Average
                                                                                   of            Exercise
                                                                                 Shares            Price
                                                                               --------------------------------
               Outstanding at beginning of year                                     -             $  -
               Granted                                                              78,000             12.00
                                                                               --------------  ----------------
               Outstanding at end of year                                           78,000             12.00
                                                                               ==============  ================

               Exercisable at end of year                                           -
                                                                               ==============

               Weighted-average fair value per option
                   of options granted during the year                                $4.55
                                                                               ==============

The weighted-average remaining contractual life for the options outstanding at December 31, 2001 is 9.6 years.

Stock warrants
--------------

The Company has adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the "Warrant Plans"), under which an aggregate of 100,000 shares of the Company's common stock were reserved for issuance upon the exercise of warrants granted to non-employee directors of the Company and the Bank, and certain other individuals involved in the organization of the Bank.

The exercise price for each share covered by a warrant under the Warrant Plans is $12.00, the initial public offering price of the Company's common stock.

Warrants under the Warrant Plans will have a term of ten years. Forty percent of the warrants will become exercisable one year from the date of grant, 30% of the warrants will become exercisable two years from the date of grant, and 30% of the warrants will become exercisable three years from the date of grant.

During 2001, the Company granted warrants to acquire 72,681 shares of the Company's common stock for $12.00 per share. With respect to the 72,681 warrants issued, warrants to purchase 40,993 shares of common stock were issued to directors of the Company and the Bank, and warrants to purchase 31,688 shares of common stock were issued to other individuals. The cost of the 31,688 warrants issued to non-directors was $70,000, which was recorded as a charge to operations and a credit to additional paid-in capital.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

A summary of the status of the warrants at December 31, 2001, and changes during the year then ended, is as follows:

                                                                                           2001
                                                                               --------------------------------
                                                                                                 Weighted-
                                                                                 Number           Average
                                                                                   of            Exercise
                                                                                 Shares            Price
                                                                               --------------------------------
               Outstanding at beginning of year                                        -                -
               Granted                                                              72,681         $   12.00
               Exercised                                                               -                -
                                                                               --------------  ----------------
               Outstanding at end of year                                           72,681             12.00
                                                                               ==============  ================

               Exercisable at end of year                                           -
                                                                               ==============

               Weighted-average fair value per warrant
                   of warranty granted during the year                               $3.22
                                                                               ==============


The weighted-average remaining contractual life for the options outstanding at December 31, 2001 is 9.7 years.

The Company has elected to continue to apply APB Opinion No. 25 to account for the warrants and options granted to employees and directors, and accordingly, no compensation cost has been recognized in the consolidated statements of operations for the grants of these warrants and options. Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for 2001 would have been reduced to the pro forma amounts shown below:

                    Net loss:
                        As reported                            $   (884,217)
                                                               ===============

                        Pro forma                              $   (965,384)
                                                               ===============

                    Basic and diluted loss per share:
                        As reported                            $      (2.10)
                                                               ===============

                        Pro forma                              $      (2.29)
                                                               ===============

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


The fair value of options and warrants issued in 2001 was estimated at the grant
date  using  the   Black-Scholes   option-pricing   model  with  the   following
assumptions:

                    Dividend rate                                 -
                    Risk free interest rate                 4.65% - 4.73%
                    Weighted-average expected lives          7-8 years
                    Volatility                                  20%

Note 12. 401(k) Profit Sharing Plan

The Bank's employees are eligible to participate in the Bank of Southern Connecticut 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan.
Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no discretionary contributions made by the Bank during 2001.

Note 13. Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2001:

                                                            2001
                                                    --------------------

           Commitments to extend credit:
               Future loan commitments              $       1,073,000
               Unused lines of credit                         541,967
                                                    --------------------
                                                    $       1,614,967
                                                    ====================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.

Note 14. Regulatory Matters

The  Company  (on a  consolidated  basis)  and the Bank are  subject  to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based,

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------


and Tier I leverage ratios as set forth in the table. There are no conditions or events since then, that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios at December 31, 2001 were (dollars in thousands):

                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
2001                                            Actual                   Purposes              Action Provisions
----
                                        -------------------------   ----------------------   ------------------------
                                         Amount       Ratio          Amount     Ratio         Amount      Ratio
                                        -----------------------------------------------------------------------------
Total Capital to Risk-Weighted Assets     $ 9,605       90.66%         $ 848      8.00%       $ 1,059       10.00%
Tier I Capital to Risk-Weighted Assets      9,593       90.54%           424      4.00%           636        6.00%
Tier I Capital to Average Assets            9,593       67.40%           569      4.00%           712        5.00%

The Company is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank ("FRB"). The Company's actual and required ratios are not substantially different from those shown above.

Restrictions on dividends, loans or advances
--------------------------------------------

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay dividends in excess of the Bank's net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the FRB may impose further dividend restrictions on the Company. At December 31, 2001, no dividends may be declared by the Bank.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Note 15. Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. There were no loans to related parties outstanding at December 31, 2001.

Related party deposits aggregated approximately $2,014,000 as of December 31, 2001.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

Included in professional services for the year ended December 31, 2001 and the period from inception through December 31, 2000 are approximately $46,500 and $74,400, respectively, in legal fees incurred for services provided by law firms, principals of which are directors of the Company. Included in consulting fees for the year ended December 31, 2001 and the period from inception through December 31, 2000 are $31,900 and $41,100, respectively, in consulting fees and expenses paid to a company, the principal of which is related to the Company's Chairman and Chief Executive Officer.

In addition, during 2001, the Company paid approximately $52,000 for leasehold improvements to a company, a principal of which is a director of the Company.

Lastly, as described in Note 9, rental income of approximately $7,200 was received in 2001 from tenants, the principals of which are related to the Company's Chairman and Chief Executive Officer, and the Company's Vice Chairman.

Note 16. Fair Value of Financial Instruments and Interest Rate Risk

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("Statement No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2001. The estimated fair value amounts for 2001 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other bank holding companies may not be meaningful.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2001 and 2000
--------------------------------------------------------------------------------

As of December 31, 2001, the recorded book balances and estimated fair values of the Company's financial instruments were (in thousands):

                                                 Recorded
                                                   Book               Fair
                                                  Balance            Value
                                              ----------------------------------

         Financial Assets:
            Cash and due from banks              $   686,467        $   686,467
            Federal funds sold                     3,670,000          3,670,000
            Short-term investments                 6,079,864          6,079,864
            Held to maturity securities            4,085,428          4,081,373
            Loans receivable, net                  1,195,344          1,195,344
            Accrued interest receivable               77,892             77,892

         Financial Liabilities:
            Noninterest-bearing deposits             662,366            662,366
            Time certificates of deposits          3,437,756          3,437,756
            Savings deposits                         396,712            396,712
            Money market deposits                  1,315,208          1,315,208
            Checking accounts                        971,989            971,989

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2001.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.