Form 10QSB
period 2002-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2002-05-15
CIK 1137046

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March  31, 2002

Commission file number 333-59824


                       SOUTHERN CONNECTICUT BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

       Connecticut                                          06-1594123
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

               215 Church Street
            New Haven, Connecticut                              06510
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (203) 782-1100
                           (Issuer's Telephone Number)


Check whether the Issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes            X       No
                                       ------------             ------------



The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of May 10, 2002: 966,667
                                -------

                                Table of Contents

                              Financial Information
                                     Part I
                                                                Page

Item 1. Financial Statements                                       3

       Consolidated Balance Sheets as of
       March 31, 2002 (unaudited) and December 31, 2001            3

       Consolidated Statements of Operations
       for the three month periods ended
       March 31, 2002 and 2001 (unaudited)                         4

       Consolidated Statements of Changes in
       Shareholders' Equity for the three month
       Periods ended March 31, 2002 and 2001 (unaudited)           5

       Consolidated Statements of Cash Flows
       for the three month periods ended
       March 31, 2002 and 2001 (unaudited)                         6

       Notes to Consolidated Financial Statements (unaudited)      7

Item 2. Management's Discussion and Analysis                       8
       or Plan of Operation


                                Other Information
                                     Part II

Item 1. Legal Proceedings                                         16

Item 2. Changes in Securities and Use of Proceeds                 16

Item 3. Defaults Upon Senior Securities                           16

Item 4. Submission of Matters to a Vote of Security Holders       16

Item 5. Other Information                                         16

Item 6. Exhibits and Reports on Form 8-K                          16

                          PART I Financial Information
Item 1.       Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC
CONSOLIDATED BALANCE SHEETS
March 31, 2002 (unaudited) and December 31, 2001

                                                                                          2002                   2001
                                                                                     ------------           ------------
ASSETS
     Cash and due from banks                                                         $    858,157           $    686,467
     Federal funds sold                                                                 4,755,500              3,670,000
     Short-term investments                                                             4,642,455              6,079,864
                                                                                     ------------           ------------
                 Cash and cash equivalents                                             10,256,112             10,436,331

     Held to maturity securities (fair value: 2002 $5,546,772; 2001
$       4,081,373)                                                                      5,566,800              4,085,428
     Loans receivable (net of allowance for loan losses of $30,000
        in 2002 and $12,000 in 2001)                                                    3,978,101              1,195,344

     Accrued interest receivable                                                           54,897                 77,892
     Premises and equipment, net                                                        1,460,112              1,479,620

     Other assets                                                                         154,298                137,784
                                                                                     ------------           ------------
                 Total assets                                                        $ 21,470,320           $ 17,412,399
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities
          Deposits
         Noninterest bearing deposits                                                $  1,819,353           $    662,366
         Interest bearing deposits                                                      9,428,792              6,121,665
                                                                                     ------------           ------------
                 Total deposits                                                        11,248,145              6,784,031


     Accrued expenses and other liabilities                                                89,626                182,221

     Capital lease obligation                                                             850,000                850,000
                                                                                     ------------           ------------
                 Total liabilities                                                     12,187,771              7,816,252
                                                                                     ------------           ------------


     Commitments and Contingencies                                                              -                      -

     Stockholders' Equity
     Preferred stock, no par value; 500,000 shares authorized;  none issued                     -                      -
     Common stock, par value $.01; 2,500,000 shares authorized; 966,667
        shares issued and outstanding                                                       9,667                  9,667
     Additional paid-in capital                                                        10,705,382             10,705,382
     Accumulated deficit                                                               (1,432,500)            (1,118,902)
                                                                                     ------------           ------------
                 Total stockholders' equity                                             9,282,549              9,596,147
                                                                                     ------------           ------------

                 Total liabilities and stockholders' equity                          $ 21,470,320           $ 17,412,399
                                                                                     ============           ============



See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001 (unaudited)

                                                                           2002                2001
                                                                        ---------           ---------
Interest Income
     Interest and fees on loans                                         $  70,164              $    -
     Interest on securities                                                28,610                   -
     Interest on federal funds sold and short-term investments             44,297                 191
                                                                        ---------           ---------
        Total interest income                                             143,071                 191
                                                                        ---------           ---------

Interest Expense
     Interest expense on deposits                                          49,958                   -
     Interest expense on capital lease                                     31,806                   -
                                                                        ---------           ---------
        Total interest expense                                             81,764                   -
                                                                        ---------           ---------

        Net interest income                                                61,307                 191

Provision for Loan Losses                                                  18,000                   -
                                                                        ---------           ---------
        Net interest income after provision for loan losses                43,307                 191
                                                                        ---------           ---------


Noninterest Income                                                          3,838                   -
                                                                        ---------           ---------

Noninterest Expense
     Salaries and benefits                                                171,738                   -
     Professional services                                                 64,406              71,113
     Occupancy and equipment                                               38,095              12,818
     Advertising and promotional expense                                   15,909               1,019
     Data processing and other outside services                            24,385                   -
     Forms, printing and supplies                                           7,484                   -
     Other operating expenses                                              38,726               9,964
                                                                        ---------           ---------
        Total noninterest expenses                                        360,743              94,914
                                                                        ---------           ---------

        Net loss                                                        $(313,598)          $ (94,723)
                                                                        =========           =========

Basic and Diluted Loss per Share                                        $   (0.32)       Not Applicable
                                                                        =========           =========

Dividends per Share                                                     $       -           $       -
                                                                        =========           =========


See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2002 and 2001 (unaudited)

                           Number Additional
                                   Of          Common           Paid-in       Accumulated
                                 Shares         Stock           Capital         Deficit            Total
                              -----------     -----------     -----------     -----------      -----------
Balance December 31, 2000               -           $   -           $   -     $  (234,685)     $  (234,685)



Net Loss                                -               -               -         (94,723)         (94,723)
                              -----------     -----------     -----------     -----------      -----------


Balance March 31, 2001                  -            $  -          $    -     $  (329,408)     $  (329,408)
                              ===========     ===========     ===========     ===========      ===========


Balance December 31, 2001         966,667     $     9,667     $10,705,382     $(1,118,902)     $ 9,596,147



Net loss                                -               -               -        (313,598)        (313,598)
                              -----------     -----------     -----------     -----------      -----------


Balance March 31, 2002            966,667     $     9,667     $10,705,382     $(1,432,500)     $ 9,282,549
                              ===========     ===========     ===========     ===========      ===========

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001 (unaudited)

                                                                                     2002                   2001
                                                                                 ------------           ------------
Cash Flows From Operations
     Net Loss                                                                    $   (313,598)          $    (94,723)
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Amortization and accretion of premiums and discounts
         on investments, net                                                           15,816                      -
         Provision for loan losses                                                     18,000                      -
         Depreciation and amortization                                                 24,296                      -
         Changes in assets and liabilities
         Decrease in deferred loan fees                                                   (55)                     -
         Decrease in accrued interest receivable                                       22,995                      -
         Increase in other assets                                                     (16,514)               (24,506)
         Increase in accrued expenses and other liabilities                           (92,595)               103,283
                                                                                 ------------           ------------
                   Net cash used in operating activities                             (341,655)               (15,946)
                                                                                 ------------           ------------

Cash Flows From Investing Activities
     Purchases of held to maturity securities                                      (1,497,188)                     -
     Net increase in loans receivable                                              (2,800,702)                     -
     Purchases of premises and equipment                                               (4,788)                     -
                                                                                 ------------           ------------
                   Net cash used in investing activities                           (4,302,678)                     -
                                                                                 ------------           ------------

Cash Flows From Financing Activities
     Net increase in demand, savings and money market deposits                      3,826,095                      -
     Net increase in time certificates of deposits                                    638,019                      -
     Increase in deferred stock issuance costs                                              -                (80,344)
     Increases in advances from organizers and other individuals                            -                115,000
                                                                                 ------------           ------------
                   Net cash provided by financing activities                        4,464,114                 34,656
                                                                                 ------------           ------------

                   Net (decrease) increase in cash and cash equivalents              (180,219)                18,710

Cash and cash equivalents
     Beginning                                                                     10,436,331                      -
                                                                                 ------------           ------------

     Ending                                                                      $ 10,256,112           $     18,710
                                                                                 ============           ============

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

         Southern Connecticut Bancorp, Inc. ("Bancorp"), is a bank holding company incorporated on November 8, 2000 for the purpose of becoming the holding company for The Bank of Southern Connecticut (the "Bank"). Bancorp's activities have consisted primarily of organizing a bank holding company and selling its common stock. The Bank did not conduct any banking business as it was in the development stage through September 30, 2001. Its activities consisted primarily of organizing a state chartered commercial bank and planning its operations. On July 26, 2001 Bancorp sold 966,667 shares of its common stock at $12.00 per share and on October 1, 2001 invested $10,360,000 of the common stock proceeds and certain net assets into the Bank to meet the capital required under the Temporary Certificate of Authority granted to the Bank by the State of Connecticut as a condition to the Bank's receiving a Final Certificate of Authority.

         On October 1, 2001 the Bank received its Final Certificate of Authority, received its deposit insurance from the Federal Deposit Insurance Corporation and commenced operations. Since October 1, 2001 the Bank has been providing a range of banking services to commercial and consumer customers in New Haven County, Connecticut.

Note 2.  Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete statements.

         The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2002 and March 31, 2001 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2001.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

Note 3.  Earnings (Loss) Per Share

         Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive.

         For the three month period ended March 31, 2002, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

         For the three month period ended March 31, 2001, no earnings per share calculation has been performed, since the intial stock offering was July 26, 2001, and therefore there were no shares outstanding for that period.


Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation

         Bancorp, a Connecticut corporation, was incorporated on November 8, 2000 to serve as a bank holding company. Bancorp owns one hundred percent of the capital stock of the Bank, a new state-chartered bank in New Haven, Connecticut, which commenced operations on October 1, 2001 after receiving its Final Certificate of Authority from the Connecticut Banking Commissioner, its deposit insurance from the Federal Deposit Insurance Corporation ("FDIC"). Bancorp invested $10,000,000 of the net proceeds of its July 26, 2001 stock offering to purchase the capital stock of the Bank and an additional $360,000 to cover the Bank's pre-opening deficit. The $10,000,000 of initial equity capital for the Bank required under the Bank's Temporary Certificate of Authority substantially exceeded the statutory minimum equity capital for a new Connecticut bank of $5,000,000. Bancorp chose a holding company structure because it provides flexibility that would not otherwise be available. For example, Bancorp could acquire additional banks and other businesses, including mortgage companies, leasing companies, insurance agencies and small business investment companies. Bancorp may in the future decide to engage in additional businesses permitted to bank holding companies or financial holding companies. Before Bancorp could acquire interests in other banks or expand into other businesses, it may need to obtain regulatory approvals and might need additional capital.

         Bancorp has leased a free-standing building located at 215 Church Street, New Haven, Connecticut, located in the central business and financial district of New Haven. It has assigned this lease to the Bank, and the Bank has assumed all rights and obligations under this lease. Both Bancorp and the Bank operate from this facility. In April 2002 the Bank received approval from both the State of Connecticut Department of Banking and the FDIC to open a new branch office in Branford, CT at West Main Street and Summit Place.

         The Bank does not compete with large institutions for the primary banking relationships of large corporations, but competes for niches in this business segment and for the consumer business of employees of such entities. The Bank focuses on small to medium-sized businesses, professionals and individuals and their employees. This focus includes retail, service, wholesale distribution, manufacturing and international businesses. The Bank attracts these customers based on relationships and contacts which the Bank's directors and management have within and beyond the Bank's primary service area.

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

         There are numerous banks and other financial institutions serving the communities surrounding New Haven which also draw customers from New Haven, posing significant competition for us to attract deposits and loans. We also experience competition from out-of-state financial institutions. Bancorp will have to obtain customers from the customer base of such existing banks and financial institutions and from growth in New Haven and the surrounding area. Many of such banks and financial institutions are well established and well capitalized, allowing them to provide a greater range of services (including trust services) than we will be able to offer in the foreseeable future.

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

         The Bank is seeking to establish a sound base of core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposits and IRA accounts. To attract deposits, the Bank is employing an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the New Haven market. The primary sources of deposits have been, and are expected to be, residents of, and businesses and their employees located in, New Haven and the surrounding communities. The Bank is obtaining these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

         Deposits and the Bank's equity capital are the sources of funds for our lending and investment activities. Repayments on loans, investment income and proceeds from the sale and maturity of investment securities also provide additional funds for these purposes. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We expect to manage the pricing of our deposits to maintain a desired deposit balance although we recognize that, at least initially, we may need to pay higher interest rates than our competitors to attract deposits. We offer drive-in teller services, wire transfers, safe deposit services , automated teller machines and plan to offer access to on-line banking services.

         The Bank's loan products include commercial and business loans, personal loans, mortgage loans, home equity loans, automobile loans and education loans. The Bank has received lending approval status from the Small Business Administration ("SBA") to enable it to make SBA loans to the Greater New Haven business community. Our marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank seeks to manage the credit risk inherent in its loan portfolio through credit controls and loan diversification. Prior to approving a loan, we evaluate: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment; and other factors considered relevant in the circumstances.

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

         Currently, the Bank has eleven full-time employees. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

(b) Management's Discussion and Analysis and Results of Operations

Summary

         Bancorp had a net loss of $313,598 (or a loss per share of $0.32) for the quarter ended March 31, 2002, compared to a net loss of $94,723 for the quarter ended March 31, 2001. For the three months ended March 31, 2002 (Bancorp's second full quarter of banking operations) total revenue, which totaled $146,909, was comprised of interest income of $143,071 and fee income of $3,838.

Financial Condition

Assets

         Since commencing operations on October 1, 2001, Bancorp has reached total assets of $21.5 million at March 31, 2002, an increase of $4.1 million (23%) from $17.4 million in assets as of December 31, 2001. Earning assets reached $19 million, increasing $3.9 million (26%) during the first three months of 2002.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal Funds and Money Market Mutual Funds, to provide funding for higher yielding loans as they are approved. As of March 31, 2002, Federal Funds Sold were $4.8 million and Money Market Mutual Fund balances were $4.6 million. In addition the Bank has invested $5.6 million in U.S Government Agency securities classified as held to maturity with maturities ranging from six months to two years.

Loans

         The net loan portfolio increased $2.8 million (233%) from $1.2 million at December 31, 2001 to $4.0 million at March 31, 2002. The loan to deposit ratio as of March 31, 2002 was 35.4%. As this ratio increases toward the targeted 80% to 83% range, it is expected that the higher yielding loans versus Federal Funds Sold, money market funds and investments will produce an increasingly positive impact on net interest spread. No significant loan concentrations have developed during this early stage of building the loan portfolio.

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

         Based on this evaluation, management believes the allowance for loan losses of $30,000 at March 31, 2002, which represents .75% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2001, the allowance for loan losses was $12,000 or 1.00% of gross loans outstanding.

Analysis of Allowance for Loan Losses

                                           2002
Balance at beginning of period           $12,000

Charge-offs                                    -

Recoveries                                     -
Provision charged to operations           18,000
                                         -------
Balance at end of period                 $30,000
                                         =======

Non-Accrual, Past Due and Restructured Loans

         There were no non-accrual, past due or restructured loans at March 31, 2002. There were no loans in 2002 considered as "troubled debt restructurings."

Potential Problem Loans

         At March 31, 2002, the Bank had no loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         The earning asset growth has been funded partially by the initial investment by Bancorp into the Bank and partly by deposit growth within the Bank's market area. Deposits reached $11.2 million at March 31, 2002 an increase of $4.4 million (66%) from $6.8 million as of December 31, 2001. The mix of deposits as of March 31,2002 and December 31, 2001 appears in the table below. The Bank does not have any brokered deposits.


                                                   March 31, 2002                    December 31, 2001
                                                   --------------                    -----------------
                                            Balance               Mix            Balance               Mix
                                          -----------            -----         -----------            -----
Noninterest bearing deposits              $ 1,819,353             16.2%        $   662,366              9.8%
                                          -----------            -----         -----------            -----

Interest bearing deposits
Checking                                      426,589              3.8%            971,989             14.3%
Money Market                                4,488,769             39.9%          1,315,208             19.4%
Savings                                       437,659              3.9%            396,712              5.8%
                                          -----------            -----         -----------            -----
Checking, money market & savings            5,353,017             47.6%          2,683,909             39.5%
                                          -----------            -----         -----------            -----

CD'S under $100,000                         1,866,055             16.6%          1,243,088             18.3%
CD'S of $100,000 or more                    2,209,720             19.6%          2,194,668             32.4%
                                          -----------            -----         -----------            -----
Time deposits                               4,075,775             36.2%          3,437,756             50.7%
                                          -----------            -----         -----------            -----
Interest bearing deposits                   9,428,792             83.8%          6,121,665             90.2%
                                          -----------            -----         -----------            -----
Total deposits                            $11,248,145            100.0%        $ 6,784,031            100.0%
                                          ===========            =====         ===========            =====

Other

         The decrease in accrued interest receivable is due to the payments received during the three months ended March 31, 2002 on interest purchased on investments during the fourth quarter of 2001.

         The decrease in accrued expenses and other liabilities primarily reflects payments made during the three months ended March 31, 2002 for legal services provided during the year ended December 31, 2001.

Results Of Operations

         Since there were no operations during the first quarter of 2001, comparisons of results of operations to the corresponding quarter in the prior year are not meaningful. The income and expenses from operations during the first quarter of 2002 are typical of a new bank and bank holding company, and there were no unusual financial matters during the quarter ended March 31, 2002.

Liquidity

         Bancorp's liquidity position consisted of assets totaling $12.8 million or a 59.5% ratio to total assets at March 31, 2002. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, held to maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

         Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Capital

         The following table illustrates the Bank's regulatory capital ratios at March 31, 2002.

                  Leverage Capital                              47.08 %
                  Tier 1 Risk - Based Capital                   74.45 %
                  Total Risk - Based Capital                    74.69 %

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

Market Risk

         Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon on the nature of Bancorp's business, market risk is primarily limited to interest rate risk, which is the impact that changing interest rates have on current and future earnings.

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

         The exposure to interest rate risk is monitored by the Asset and Liability Management Committee ("ALCO") consisting of senior management personnel. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors on a quarterly basis regarding the status of ALCO activities within Bancorp.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

         Certain statements contained in Bancorp's public reports, including this report, and in particular in this " Management's Discussion and Analysis and Results of Operation", may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its bearing liabilities, (2) the timing of re-pricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, and (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp's filings with the SEC.

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


                            PART II Other Information

Item 1.  Legal Proceedings

         Issuer is not a party to any pending legal proceedings. Issuer is not aware of any proceedings contemplated by a governmental entity.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

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

10.8     Issuer's 2001 Stock Option Plan (incorporated by reference to Exhibit
         10.8 to the Issuer's Registration Statement on Form SB-2 (No.
         333-59824))

10.9 Issuer's 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.10 Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.11 Sublease dated January 1, 2001 between Laydon Bancorp, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.11 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.12    Issuer's 2001 Supplemental Warrant Plan (incorporated by reference to
         Exhibit 10.12 to Issuer's Annual Report on Form 10-KSB dated March 29,
         2002)

           (b)    Reports on Form 8-K

         The issuer filed no reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SOUTHERN CONNECTICUT BANCORP, INC.


                                 By: /S/ JOSEPH V. CIABURRI
                                     ------------------------------
                                     Name: Joseph V. Ciaburri
                                     Title:Chairman & Chief Executive Officer

Date:  May 14, 2002


                                 By: /S/ PAUL V. ERWIN
                                     ---------------------------
                                     Name: Paul V. Erwin
                                     Title:Senior Vice President &
                                           Chief Financial Officer

Date:  May 14, 2002