Form 10QSB
period 2002-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2002-08-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                               -------------------

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

Commission file number 333-59824


                       SOUTHERN CONNECTICUT BANCORP, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

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




The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of August 10, 2002: 966,667

                                Table of Contents
                                     Part I

                              Financial Information
                                                                            Page

Item 1. Financial Statements                                                   3

       Consolidated Balance Sheets as of
       June 30, 2002 (unaudited) and December 31, 2001                         3

       Consolidated Statements of Operations
       for the three month and six month periods ended
       June 30, 2002 and 2001 (unaudited)                                      4

       Consolidated Statements of Changes in
       Shareholders' Equity for the six month
       periods ended June 30, 2002 and 2001 (unaudited)                        5

       Consolidated Statements of Cash Flows for the six month periods ended
       June 30, 2002 and 2001 (unaudited)                                      6

       Notes to Consolidated Financial Statements (unaudited)                  7

Item 2. Management's Discussion and Analysis                                   8
       or Plan of Operation

                                     Part II
                                Other Information

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities and Use of Proceeds                             16

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      18

                                                          PART I
                                                  Financial Information
Item 1.       Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2002 (unaudited) and December 31, 2001

                                                                                          2002                   2001
                                                                                     ------------           ------------
ASSETS
     Cash and due from banks                                                         $  1,217,371           $    686,467
     Federal funds sold                                                                 2,750,000              3,670,000
     Short-term investments                                                             2,368,381              6,079,864
                                                                                     ------------           ------------
                 Cash and cash equivalents                                              6,335,752             10,436,331

     Held to maturity securities (fair value: 2002 $9,425,589; 2001
     $4,081,373)                                                                        9,341,362              4,085,428
     Loans receivable (net of allowance for loan losses of $82,000
      in 2002 and $12,000 in 2001)                                                     10,838,503              1,195,344

     Accrued interest receivable                                                          153,012                 77,892
     Premises and equipment, net                                                        1,447,177              1,479,620

     Other assets                                                                         150,678                137,784
                                                                                     ------------           ------------
                 Total assets                                                        $ 28,266,484           $ 17,412,399
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities
       Deposits
         Noninterest bearing deposits                                                $  5,205,451           $    662,366

         Interest bearing deposits                                                     12,680,686              6,121,665
                                                                                     ------------           ------------
                 Total deposits                                                        17,886,137              6,784,031


     Capital lease obligation                                                             850,000                850,000
     Repurchase agreements                                                                404,824                   --

     Accrued expenses and other liabilities                                               144,129                182,221
                                                                                     ------------           ------------
                 Total liabilities                                                     19,285,090              7,816,252
                                                                                     ------------           ------------


     Commitments and Contingencies                                                           --                     --

     Stockholders' Equity
     Preferred stock, no par value; 500,000 shares authorized;  none issued                  --                     --
     Common stock, par value $.01; Shares authorized:
     2002 5,000,000; 2001 2,500,000
     966,667 shares issued and outstanding                                                  9,667                  9,667
     Additional paid-in capital                                                        10,705,382             10,705,382
     Accumulated deficit                                                               (1,733,655)            (1,118,902)
                                                                                     ------------           ------------
                 Total stockholders' equity                                             8,981,394              9,596,147
                                                                                     ------------           ------------
                 Total liabilities and stockholders' equity                          $ 28,266,484           $ 17,412,399
                                                                                     ============           ============


See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2002 (unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                          June 30,                            June 30,
                                                                   2002              2001              2002              2001
                                                                ---------         ---------         ---------         ---------
Interest Income
   Interest and fees on loans                                   $ 191,401         $      --         $ 261,565         $      --
   Interest on securities                                          64,522                --            93,132                --
   Interest on federal funds sold and short-term investments       39,128                --            83,425               191
                                                                ---------         ---------         ---------         ---------
                   Total interest income                          295,051                --           438,122               191
                                                                ---------         ---------         ---------         ---------

Interest Expense
   Interest expense on deposits                                    66,681                --           116,639                --
   Interest expense on capital lease                               31,995                --            63,801                --
                                                                ---------         ---------         ---------         ---------
                   Total interest expense                          98,676                --           180,440                --
                                                                ---------         ---------         ---------         ---------

                   Net interest income                            196,375                --           257,682               191
                                                                ---------         ---------         ---------         ---------

Provision for Loan Losses                                          52,000                --            70,000                --
                                                                ---------         ---------         ---------         ---------
                   Net interest income after
                   provision for loan losses                      144,375                --           187,682               191
                                                                ---------         ---------         ---------         ---------

Noninterest Income                                                 14,082                --            17,920                --
                                                                ---------         ---------         ---------         ---------

Noninterest Expense
   Salaries and benefits                                          212,317            52,960           384,055            52,960
   Professional services                                          101,442            28,896           165,848           100,009
   Occupancy and equipment                                         37,714             7,745            75,809            20,563
   Advertising and promotional expense                             19,091             1,156            35,000             2,175
   Data processing and other outside                               28,560                --            52,945                --
       services
   Forms, printing and supplies                                    10,669                --            18,153                --
   Other operating expenses                                        49,819            36,937            88,545            46,901
                                                                ---------         ---------         ---------         ---------
                   Total noninterest expenses                     459,612           127,694           820,355           222,608
                                                                ---------         ---------         ---------         ---------

                   Net loss                                     ($301,155)        ($127,694)        ($614,753)        ($222,417)
                                                                =========         =========         =========         =========

Basic and Diluted Loss per Share                                ($   0.31)        Not applicable    ($   0.64)        Not applicable
                                                                =========         =========         =========         =========

Dividends per Share                                             $      --         $      --         $      --         $      --
                                                                =========         =========         =========         =========

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2002 and 2001 (unaudited)

                              Number                            Additional
                                of               Common           Paid-in         Accumulated
                              Shares             Stock            Capital           Deficit         Total
Balance December 31, 2000            -              $ -                $ -       ($234,685)     ($234,685)


Net Loss                             -                -                  -         (222,417)      (222,417)
                                -------          ------        -----------      -----------    ----------


Balance June 30, 2001                -              $ -                $ -        ($457,102)     ($457,102)
                                =======          =======       ============     ============   ==========


Balance December 31, 2001       966,667           $9,667        $10,705,382     ($1,118,902)    $9,596,147


Net loss                             -                -                  -         (614,753)      (614,753)
                                -------          ------        -----------      -----------    ----------


Balance June 30, 2002           966,667          $9,667        $10,705,382      ($1,733,655)   $8,981,394
                                =======          =======       ============     ============   ==========




See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                         2,002               2001
                                                                                     -----------         -----------


Cash Flows From Operations
     Net Loss                                                                        $  (614,753)        $  (222,417)
     Adjustments to reconcile net loss to net cash used in
        operating activities
             Amortization and accretion of premiums and discounts
                on investments, net                                                       29,907                  --
             Provision for loan losses                                                    70,000                  --
             Depreciation and amortization                                                48,591                  --
             Changes in assets and liabilities
                Increase (decrease) in deferred loan fees                                 (1,494)                 --
                (Increase) in accrued interest receivable                                (75,120)                 --
                (Increase) in other assets                                               (12,894)           (117,042)
                Decrease(increase) in accrued expenses and other liabilities             (38,092)            189,300
                                                                                     -----------         -----------
                         Net cash used in operating activities                          (593,855)           (150,159)
                                                                                     -----------         -----------

Cash Flows From Investing Activities
     Purchases of held to maturity securities                                         (5,285,841)                 --
     Net increase in loans receivable                                                 (9,711,665)                 --
     Purchases of premises and equipment                                                 (16,148)                 --
                                                                                     -----------         -----------
                         Net cash used in investing activities                       (15,013,654)                 --
                                                                                     -----------         -----------

Cash Flows From Financing Activities
     Net increase in demand, savings and money market deposits                         9,524,555                  --
     Net increase in time certificates of deposits                                     1,577,551                  --
     Increase in repurchase agreements                                                   404,824
     Increase in deferred stock issuance costs                                                --            (137,000)
     Increases in advances from organizers and other individuals                              --             289,000
                                                                                     -----------         -----------
                         Net cash provided by financing activities                    11,506,930             152,000
                                                                                     -----------         -----------


                         Net (decrease) increase in cash and cash equivalents         (4,100,579)              1,841

Cash and cash equivalents
     Beginning                                                                        10,436,331              49,867
                                                                                     -----------         -----------

     Ending                                                                          $ 6,335,752         $    51,708
                                                                                     ===========         ===========


See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations

         Southern Connecticut Bancorp, Inc. ( "Bancorp"), is a bank holding company incorporated on November 8, 2000 for the purpose of becoming the holding company for The Bank of Southern Connecticut (the "Bank"). Bancorp's activities have consisted primarily of organizing a bank holding company and selling its common stock. On July 26, 2001 Bancorp sold 966,667 shares of its common stock at $12.00 per share and on October 1, 2001 invested $10,360,000 of the common stock proceeds and certain net assets into the Bank to meet the capital required under the Temporary Certificate of Authority granted to the Bank by the State of Connecticut as a condition to the Bank's receiving a Final Certificate of Authority.

         On October 1, 2001 the Bank received its Final Certificate of Authority, received its deposit insurance from the Federal Deposit Insurance Corporation and commenced operations. Since October 1, 2001 the Bank has been providing a range of banking services to commercial and consumer customers in New Haven County, Connecticut. Prior to October 1, 2001, the Bank did not conduct any banking business as it was in the development stage through September 30, 2001, and accordingly, its activities consisted primarily of organizing a state chartered commercial bank and planning its operations.

Note 2. Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete statements.

         The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2002 and June 30, 2001 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2001.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

Note 3.  Securities sold under agreements to repurchase

         In June, 2002, the Bank began offering repurchase agreements. These liabilities represent securities sold under agreements to repurchase, which are classified as secured borrowings, and generally mature within one to three days from the transaction date. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the changes in fair value of the underlying securities. U.S. Agency, securities with a fair value of $1,040,190 at June 30, 2002 have been pledged to secure the repurchase agreements.


Note 4.  Commitments and Contingencies

         The Bank entered into a lease agreement on August 7, 2002 to lease the facility at 445 West Main Street, Branford, Connecticut, which is to be the site of its new branch location. The commencement date of the lease is October 1, 2002 and the agreement calls for an initial term of five years with three additional five year option periods. The Bank has the right at the end of the third extended term to extend this lease for two consecutive ten year terms. The Bank will initially pay rent at $10.00 per square foot with increases at the commencement of each of the additional three five year terms to $10.94, $12.68 and $14.70, respectively.

         The Bank intends to occupy 2,023 square feet of this facility and intends to sublease the remaining 1,519 square feet. The minimum lease commitment, not including any favorable impact of subleasing the square footage noted above for this Branford facility, by year, as of June 30, 2002 is as follows:

                           2002                        $     9,285
                           2003                             37,140
                           2004                             37,410
                           2005                             37,410
                           2006                             37,410

                     After Five Years                      739,457
                                                       -----------
                           Total Commitment            $   897,302
                                                       ===========

         Renovations to the Branford facility are estimated to cost $100,000 and the furnishings, vault and equipment costs required to make this branch ready for operation in the fourth quarter of 2002 are estimated to cost $ 146,000.

         The Bank is also in negotiations to buy a location for an additional branch facility at Whalley Avenue in New Haven, Connecticut. A closing on this purchase is scheduled on August 15, 2002. The cost of this facility will be $600,000. Additional costs to renovate this facility and the anticipated cost to furnish and equip this branch for operation in the first quarter of 2003 are estimated at $100,000 and $150,000, respectively.

         On August 8, 2002 the Bank purchased a $1.3 million previously issued whole life insurance policy on the Chairman of the Company for $521,000, the cash surrender value amount of the policy. The policy currently pays dividends annually which are sufficient to pay the annual premium of the policy. The Bank would be entitiled to the proceeds from the policy in the event of death of the insured.

Note 5. Income (Loss) Per Share

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

         For the three month and six month periods ended June 30, 2002, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

         For the three month and six month periods ended June 30, 2001, no earnings per share calculations have been performed, since the intial stock offering was July 26, 2001, and therefore there were no shares outstanding for those periods.

Note 6. Stock Options

         Bancorp adopted the 2002 Stock Option Plan (the "2002 Plan") for directors and employees of Bancorp and the Bank at its Annual Meeting of Shareholders on May 14, 2002. Upon the approval of the 2002 Stock Option Plan, the Southern Connecticut Bancorp, Inc. 2001 Stock Option Plan was terminated as of May 15, 2002, except for outstanding options previously granted under that Option Plan.

         The purpose of the 2002 Plan is to attract and retain the continued services of employees and directors of Bancorp and the Bank, encourage employees and directors to obtain or increase their stock ownership in Bancorp, and provide incentive compensation programs competitive with those of other similarly situated companies.

         An aggregate of 250,000 shares on Bancorp's Common Stock are reserved for issuance upon the exercise of both incentive stock options and nonqualified stock options granted Bancorp under the 2002 Plan. The exercise price for each share covered by an option may not be less than the fair market value of a share of Bancorp's common stock on the date of grant. Incentive stock options granted to owners of 10% or more of Bancorp's stock requires that the exercise be not lees that 110% of the fair value of the stock on the date of grant.

         Options under the 2002 Plan will have a term of 10 years unless otherwise determined at the time of grant, except that incentive options granted to any 10% shareholder will have a term of 5 years unless a shorter term is fixed. Unless otherwise fixed at the time of grant, 40% of the options will become exercisable one year from the date of grant, 30% of the options become exercisable two years from the date of grant, and 30% of the options become exercisable three years from the date of grant.

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

         Bancorp has leased a free-standing building located at 215 Church Street, New Haven, Connecticut, located in the central business and financial district of New Haven. It has assigned this lease to the Bank, and the Bank has assumed all rights and obligations under this lease. Both Bancorp and the Bank operate from this facility. In April 2002 the Bank received approval from both the State of Connecticut Department of Banking and the FDIC to open a new branch office in Branford, CT at West Main Street and Summit Place, which it plans to open in the fourth quarter, 2002. The Bank is also in negotiations to purchase a building at 1475 Whalley Avenue in the Westville section of New Haven for a branch office site to be opened in the first quarter, 2003.

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements. For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 14 of this Form 10-QSB. The Bank is considering purchasing an additional branch facility in New Haven, Connecticut. The pertinent application for approval has been submitted but an approval has not yet been obtained. Currently, there are no other plans involving the purchase or sale of plant or equipment in the next twelve months. Bancorp does not anticipate a significant change in the number of its employees.

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

         There are numerous banks and other financial institutions serving the communities surrounding New Haven which also draw customers from New Haven, posing significant competition for us to attract deposits and loans. We also experience competition from out-of-state financial institutions. Bancorp will have to obtain customers from the customer base of such existing banks and financial institutions and from growth in New Haven and the surrounding area. Many of such banks and financial institutions are well established and well capitalized, allowing them to provide a greater range of services (including trust services) than the Bank will be able to offer in the foreseeable future.

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

         Deposits and the Bank's equity capital are the sources of funds for our lending and investment activities. Repayments on loans, investment income and proceeds from the sale and maturity of investment securities also provide additional funds for these purposes. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We expect to manage the pricing of our deposits to maintain a desired deposit balance although we recognize that, at least initially, we may need to pay higher interest rates than our competitors to attract deposits. We offer drive-in teller services, wire transfers, safe deposit services, automated teller machines and plan to offer access to on-line banking services.

         The Bank's loan strategy is to offer a broad range of loans to businesses and individuals in its service areas, including commercial and business loans, personal loans, mortgage loans, home equity loans, automobile loans and education loans. The Bank has received lending approval status from the Small Business Administration ("SBA") to enable it to make SBA loans to the Greater New Haven business community. Our marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank seeks to manage the credit risk inherent in its loan portfolio through credit controls and loan diversification. Prior to approving a loan, we evaluate: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment; and other factors considered relevant in the circumstances.

         Loans are made on a variable or fixed rate basis with fixed rates limited to five years. All loans are approved by the Bank's management and the Loan Committee of the Bank's Board of Directors. At the present time, the Bank is not purchasing participation in loans nor is it syndicating or securitizing loans. The Bank may consider participation in multi-bank loans for companies in its service area. Commercial loans and commercial real estate loans may be written for terms of up to fifteen years. Loans to purchase or refinance commercial real estate are collateralized by the subject real estate. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

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

         Another significant activity for the Bank is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of our business plan, the aggregate amount of loans will be subject to maintaining a satisfactory loan-to-deposit ratio. Our overall portfolio objective is to maximize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. Our current investment portfolio is limited to U. S. government sponsored agency obligations which have been classified as held to maturity. Accordingly, the principal risk associated with our current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.

         Overall, the Bank's plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses and achieve profitable operations.

         Currently, the Bank has twelve full-time employees. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

         Bancorp had a net loss of $301,155 (or a loss per share of $0.31) for the quarter ended June 30, 2002, compared to a net loss of $127,694 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the net loss was $614,753 compared to a net loss of $222,417 for the six months ended June 30, 2001.

Financial Condition

Assets

         Since commencing operations on October 1, 2001, Bancorp has reached total assets of $28.3 million at June 30, 2002, an increase of $10.9 million (62%) from $17.4 million in assets as of December 31, 2001. Earning assets reached $25.4 million, increasing $10.3 million (68%) during the first six months of 2002.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal Funds and Money Market Mutual Funds, to provide funding for higher yielding loans as they are approved and closed. As of June 30, 2002, Federal Funds Sold were $2.8 million and Money Market Mutual Fund balances were $2.4 million. In addition the Bank has invested $9.3 million in U.S Government Agency securities classified as held to maturity with maturities ranging from six months to two years.

Loans

         The net loan portfolio increased $9.6 million (800%) from $1.2 million at December 31, 2001 to $10.8 million at June 30, 2002. The loan to deposit ratio as of June 30, 2002 was 61%. As this ratio increases toward the targeted 80% to 83% range, it is expected that the higher yielding loans versus Federal Funds Sold, money market funds and investments will produce an increasingly positive impact on net interest spread. No significant loan concentrations have developed during this early stage of building the loan portfolio.

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

         Based on this evaluation, management believes the allowance for loan losses of $82,000 at June 30, 2002, which represents .75% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2001, the allowance for loan losses was $12,000 or 1.00% of gross loans outstanding.

Analysis of Allowance for Loan Losses

                                                     2002
Balance at beginning of period               $           12,000
Charge-offs                                                   -
Recoveries                                                    -
Provision charged to operations                          70,000
                                             -------------------
Balance at end of period                     $           82,000
                                             ==================

Non-Accrual, Past Due and Restructured Loans

         There were no non-accrual, 90-day past due or restructured loans at June 30, 2002. There were no loans in 2002 considered as "troubled debt restructurings."

Potential Problem Loans

         At June 30, 2002, the Bank had no loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         The earning asset growth has been funded partially by the initial investment by Bancorp into the Bank and partly by deposit growth within the Bank's market area. Deposits reached $17.9 million at June 30, 2002 an increase of $11.1 million (163%) from $6.8 million as of December 31, 2001. The mix of deposits as of June 30, 2002 and December 31, 2001 appears in the table below. The Bank does not have any brokered deposits.

                                                  June 30, 2002                 December 31, 2001
                                                  -------------                 -----------------
                                           Balance              Mix         Balance              Mix
                                        -----------           ------      -----------           ------
Noninterest bearing deposits            $ 5,205,451            29.10%     $   662,366             9.80%
                                        -----------           ------      -----------           ------

Interest bearing deposits
Checking                                  2,213,536            12.40%         971,989            14.30%
Money Market                              4,808,767            26.90%       1,315,208            19.40%
Savings                                     643,076             3.60%         396,712             5.80%
                                        -----------           ------      -----------           ------
Checking, money market & savings          7,665,379            42.90%       2,683,909            39.50%
                                        -----------           ------      -----------           ------

CD'S under $100,000                       2,392,578            13.40%       1,243,088            18.30%
CD'S of $100,000 or more                  2,622,729            14.60%       2,194,668            32.40%
                                        -----------           ------      -----------           ------
Time deposits                             5,015,307            28.00%       3,437,756            50.70%
                                        -----------           ------      -----------           ------
Interest bearing deposits                12,680,686            70.90%       6,121,665            90.20%
                                        -----------           ------      -----------           ------
Total deposits                          $17,886,137           100.00%     $ 6,784,031           100.00%
                                        ===========           ======      ===========           ======

Other

         The increase in accrued interest receivable is primarily due to the accruals of interest during the six months ended June 30, 2002 on agency securities, which have quarterly or semi annual payments of interest.

         The decrease in accrued expenses and other liabilities primarily reflects payments made during the six months ended June 30, 2002 for legal services provided during the year ended December 31, 2001.

         In June, 2002, the Bank began offering Repurchase Agreements to its commercial customers.

Results Of Operations

         Since there were no operations during the first six months of 2001, comparisons of results of operations to the corresponding three and six month periods in the prior year are not meaningful. The income and expenses from operations during the three and six month periods ended June 30, 2002 are typical of a new bank and bank holding company, and there were no unusual financial matters during the three and six months ended June 30, 2002.

Liquidity

         Bancorp's liquidity position consisted of assets totaling $7.4 million or a 26% ratio to total assets at June 30, 2002. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, held to maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

         Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements. For specific cash requirements relating to the opening of the two new branches, see Note 4. Commitment and Contingencies on page 7 of the Form 10-QSB.

Capital

         The following table illustrates the Bank's regulatory capital ratios at June 30, 2002.

                                                              Actual vs.
                                                           Regional Capital Ratios        Minimum Required
         Tier 1 Leverage Ratio                                     35.77%                       5.00%
         Tire 1 Risk - Based Capital Ratio                         50.94%                       6.00%
         Total Risk - Based Capital Ratio                          51.41%                      10.00%


         Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be "well capitalized" under applicable regulations. To be considered "well capitalized" an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

         Bancorp is also considered to be well capitalized under the regulatory framework specified by the Federal Reserve Bank. Bancorp's actual and required ratios are not substantially different from those shown above.

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

Item 2.  Changes in Securities and Use of Proceeds

         On May 14, 2002, Bancorp held its annual meeting of shareholders ("2002 Annual Meeting"). At the 2002 Annual Meeting, Bancorp's shareholders approved three proposals impacting Bancorp's securities. The first proposal amended Bancorp's certificate of incorporation to increase the total of authorized shares of capital stock of Bancorp from 3,000,000 to 5,500,000 and increase the number of authorized shares of Bancorp's Common Stock from 2,500,000 shares to 5,000,000 shares. The second proposal was to approve Bancorp's 2002 Stock Option Plan. An aggregate of 250,000 shares of Bancorp's Common Stock are reserved for issuance under this Plan. The third proposal amended Bancorp's certificate of incorporation to create a new article that prohibits any person, or group of persons acting in concert, from acquiring or offering to acquire 10% or more of any class of the issued and outstanding stock of Bancorp unless (i) such acquisition has been approved by two-thirds of the Bancorp Board of Directors or two-thirds of Bancorp's shareholders and (ii) all required federal and state regulatory approvals have been obtained. The first two proposal can have a dillutive effect of the shares owned by current Bancorp shareholders, and the third proposal can limit a person's ability to own a certain amount of Bancorp stock.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 2002 Annual Meeting described above in Bancorp's response to
Item 2, Bancorp's shareholders voted on a total of five proposals.

         The first proposal was the election of three directors to the Bancorp Board of Directors: Carl R. Borrelli, Juan Jose Alvarez de Lugo, and Alphonse F. Spadaro, Jr.. 955,971 shares voted "For" the proposal, and 1,725 shares "Withheld" their votes for each director nominee. There were 0 broker non-votes.

         The second proposal was to ratify the appointment of McGladrey & Pullen, LLP as Bancorp's independent accountants for the year ending December 31, 2002. 957,471 shares voted "For" the proposal, 225 shares voted "Against" the proposal, and 0 shares "Abstained" from the vote on this proposal. There were 0 broker non-votes.

         The third proposal was to amend Bancorp's certificate of incorporation to increase the total of authorized shares of capital stock of Bancorp from 3,000,000 to 5,500,000 and increase the number of authorized shares of Bancorp's Common Stock from 2,500,000 shares to 5,000,000 shares. 488,305 shares voted "For" the proposal, 8,425 shares voted "Against" the proposal, and 25 shares "Abstained" from the vote on this proposal. There were 460,941 broker non-votes.

         The fourth proposal was to approve Bancorp's 2002 Stock Option Plan. 453,305 shares voted "For" the proposal, 20,750 voted "Against" the proposal, and 22,700 "Abstained" from the vote on this proposal. There were 460,941 broker non-votes.

         The fifth proposal was to amend Bancorp's certificate of incorporation to create a new article that prohibits any person, or group of persons acting in concert, from acquiring or offering to acquire 10% or more of any class of the issued and outstanding stock of Bancorp unless (i) such acquisition has been approved by two-thirds of the Bancorp Board of Directors or two-thirds of Bancorp's shareholders and (ii) all required federal and state regulatory approvals have been obtained. 479,430 shares voted "For" the proposal, 10,700 voted "Against" the proposal, and 6,625 shares "Abstained" from the vote on this proposal. There were 460,941 broker non-votes.


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

10.12    Issuer's 2001 Supplemental Warrant Plan

10.13 Issuer's 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer's Definitive Proxy Statement dated April 18, 2002.

99.1 Certification of the Chairman and Chief Executive Officer of Southern Connecticut Bancorp, Inc.

99.2 Certification of the Senior Vice President and Chief Financial Officer of Southern Connecticut Bancorp, Inc.

           (b)    Reports on Form 8-K

         On May 23, 2002, Bancorp filed a report on Form 8-K disclosing that all items presented to Bancorp's shareholders at the 2002 Annual Meeting held on May 14, 2002, were approved by Bancorp's shareholders. The 8-K also briefly described each proposal voted on by Bancorp's shareholders at that meeting.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SOUTHERN CONNECTICUT BANCORP, INC.


                                  By: /S/ JOSEPH V. CIABURRI
                                      ------------------------------
                                      Name: Joseph V. Ciaburri
                                      Title:  Chairman & Chief Executive Officer

Date:  August 13, 2002


                                  By: /S/ PAUL V. ERWIN
                                      ---------------------------
                                      Name: Paul V. Erwin
                                      Title:   Senior Vice President & Chief
                                               Financial Officer

Date:  August 13, 2002