Form 10QSB
period 2002-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2002-11-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                               ___________________

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

Commission file number 0-49784


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




The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of November 10, 2002: 966,667


Transitional Small Business Disclosure Format

Yes______    No___X__

                                           Table of Contents
                                                Part I
                                         Financial Information

                                                                                                 Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       September 30, 2002 (unaudited) and December 31, 2001                                         3

       Consolidated Statements of Operations
       for the three month and nine month periods ended
       September 30, 2002 and 2001 (unaudited)                                                      4

       Consolidated Statements of Changes in
       Shareholders' Equity for the nine month
       periods ended September 30, 2002 and 2001 (unaudited)                                        5

       Consolidated Statements of Cash Flows for the nine month periods ended
       September 30, 2002 and 2001 (unaudited)                                                      6

       Notes to Consolidated Financial Statements (unaudited)                                       8

Item 2. Management's Discussion and Analysis                                                       10
       or Plan of Operation

Item 3. Controls and Procedures                                                                    17
                                                Part II
                                           Other Information
Item 1. Legal Proceedings                                                                          18

Item 2. Changes in Securities and Use of Proceeds                                                  18

Item 3. Defaults Upon Senior Securities                                                            18

Item 4. Submission of Matters to a Vote of Security Holders                                        18

Item 5. Other Information                                                                          18

Item 6. Exhibits and Reports on Form 8-K                                                           18


                                              Signatures
Section 302 Certification by Chief Executive Officer                                               21
Section 302 Certification by Chief Financial Officer                                               22

Section 906 Certification by Chief Executive Officer                                               23
Section 906 Certification by Chief Financial Officer                                               24

                                                          PART I
                                                  Financial Information
Item 1.       Financial Statements


SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2002 (unaudited) and December 31, 2001
                                                                                          2002                   2001
Assets
     Cash and due from banks                                                         $    993,684           $    686,467
     Federal funds sold                                                                 2,620,000              3,670,000
     Short-term investments                                                             2,333,442              6,079,864
                                                                                     ------------           ------------
                 Cash and cash equivalents                                              5,947,126             10,436,331

     Held to maturity securities (fair value: 2002 $8,984,083; 2001
     $ 4,081,373)                                                                       8,826,718              4,085,428
     Loans receivable (net of allowance for loan losses of $118,000
       in 2002 and $12,000 in 2001)                                                    14,606,161              1,195,344

     Accrued interest receivable                                                          163,302                 77,892
     Premises and equipment, net                                                        2,469,397              1,479,620

     Other assets                                                                         715,931                137,784
                                                                                     ------------           ------------
                 Total assets                                                        $ 32,728,635           $ 17,412,399
                                                                                     ============           ============

Liabilities and Stockholders' Equity

       Liabilities
          Deposits
         Noninterest bearing deposits                                                $  3,990,001           $    662,366

         Interest bearing deposits                                                     18,001,054              6,121,665
                                                                                     ------------           ------------
                 Total deposits                                                        21,991,055              6,784,031


     Capital lease obligation                                                             850,000                850,000
     Repurchase agreement                                                                 673,664                   --

     Accrued expenses and other liabilities                                               547,029                182,221
                                                                                     ------------           ------------
                 Total liabilities                                                     24,061,748              7,816,252
                                                                                     ------------           ------------

     Commitments and Contingencies

     Stockholders' Equity
     Preferred stock, no par value; 500,000 shares authorized;  none issued                  --                     --
     Common stock, par value $.01; Shares authorized:
     2002 5,000,000; 2001 2,500,000
     966,667 shares issued and outstanding                                                  9,667                  9,667
     Additional paid-in capital                                                        10,705,382             10,705,382
     Accumulated deficit                                                               (2,048,162)            (1,118,902)
                                                                                     ------------           ------------
                 Total stockholders' equity                                             8,666,887              9,596,147
                                                                                     ------------           ------------
                 Total liabilities and stockholders' equity                          $ 32,728,635           $ 17,412,399
                                                                                     ============           ============

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                       2002             2001               2002             2001
Interest Income
   Interest and fees on loans                                     $   214,271       $      --         $   475,836       $      --
   Interest on securities                                              83,759              --             176,891              --
   Interest on federal funds sold and short-term investments           21,760            61,000           105,185            61,191
                                                                  -----------       -----------       -----------       -----------
              Total interest income                                   319,790            61,000           757,912            61,191
                                                                  -----------       -----------       -----------       -----------

Interest Expense
   Interest on deposits                                                83,950              --             200,589              --
   Interest on capital lease                                           32,716              --              95,977              --
   Interest on repurchase agreements                                    2,466              --               2,466              --
                                                                  -----------       -----------       -----------       -----------
              Total interest expense                                  118,592              --             299,032              --
                                                                  -----------       -----------       -----------       -----------

              Net interest income                                     201,198            61,000           458,880            61,191
                                                                  -----------       -----------       -----------       -----------

Provision for Loan Losses                                              36,000              --             106,000              --
                                                                  -----------       -----------       -----------       -----------
            Net interest income after
            provision for loan losses                                 165,198            61,000           352,880            61,191
                                                                  -----------       -----------       -----------       -----------

Noninterest Income                                                     11,630              --              29,550              --
                                                                  -----------       -----------       -----------       -----------

Noninterest Expense
   Salaries and benefits                                              242,236           117,848           626,291           170,808
   Professional services                                              100,255            18,308           266,103           118,317
   Occupancy and equipment                                             41,220            35,759           117,029            56,322
   Advertising and promotional expense                                 20,000             4,241            55,000             6,416
   Data processing and other outside
       Services                                                        25,265              --              78,210              --
   Forms, printing and supplies                                         8,792              --              26,945              --
   Other operating expenses                                            53,567            42,476           142,112            89,377
                                                                  -----------       -----------       -----------       -----------
              Total noninterest expenses                              491,335           218,632         1,311,690           441,240
                                                                  -----------       -----------       -----------       -----------

              Net loss                                            $  (314,507)      $  (157,632)      $  (929,260)      $  (380,049)
                                                                  ===========       ===========       ===========       ===========

Basic and Diluted Loss per Share                                  $     (0.33)      $      (.22)      $     (0.96)      $     (1.60)
                                                                  ===========       ===========       ===========       ===========

Dividends per Share                                               $      --         $      --         $      --         $      --
                                                                  ===========       ===========       ===========       ===========

See Notes to Consolidated Financial Statements.


SOUTHERN CONNECTICUT BANCORP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2002 and 2001 (unaudited)

                                          Number                      Additional
                                            Of          Common         Paid-in          Accumulated
                                          Shares         Stock         Capital            Deficit            Total

Balance December 31, 2000               --        $       --        $       --        $   (234,685)      $   (234,685)

Stock Issuance                       966,667             9,667        10,635,382              --           10,645,049

Net Loss                                --                --                --            (380,049)          (380,049)
                                     -------      ------------      ------------      ------------       ------------

Balance September 30, 2001           966,667      $      9,667      $ 10,635,382      $   (614,734)      $ 10,030,315
                                     =======      ============      ============      ============       ============


Balance December 31, 2001            966,667      $      9,667      $ 10,705,382      $ (1,118,902)      $  9,596,147


Net loss                                --                --                --            (929,260)          (929,260)
                                     -------      ------------      ------------      ------------       ------------


Balance September 30, 2002           966,667      $      9,667      $ 10,705,382      $ (2,048,162)      $  8,666,887
                                     =======      ============      ============      ============       ============




















See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2001

                                                                                             Nine Months Ended
                                                                                              September 30,

                                                                                        2002                  2001
Cash Flows From Operations
     Net Loss                                                                     $   (929,260)          $   (380,049)
     Adjustments to reconcile net loss to net cash used in
        operating activities
         Amortization and accretion of premiums and discounts

            on investments, net                                                         44,551                   --
         Provision for loan losses
                                                                                       106,000                   --
         Depreciation and amortization
                                                                                        75,136                   --
         Changes in assets and liabilities


            Decrease in deferred loan fees                                              (1,494)                  --


            Increase in accrued interest receivable                                    (85,410)                  --


            Increase in other assets                                                   (57,147)               (69,795)

            Increase in accrued expenses and other liabilities                         364,808                242,371
                                                                                  ------------           ------------
                      Net cash used in operating activities                           (482,816)              (207,473)
                                                                                  ------------           ------------

Cash Flows From Investing Activities
 Purchases of held to maturity securities
                                                                                    (4,785,841)                  --

 Purchase of life insurance policy                                                    (521,000)                  --
 Net increase in loans receivable
                                                                                   (13,515,323)                  --
 Purchases of premises and equipment
                                                                                    (1,064,913)              (621,520)
                                                                                  ------------           ------------
                    Net cash used in investing activities
                                                                                   (19,887,077)              (621,520)
                                                                                  ------------           ------------

Cash Flows From Financing Activities
 Net increase in demand, savings and money market deposits
                                                                                    12,611,111                   --
 Net increase in time certificates of deposits
                                                                                     2,595,913                   --
 Increase in repurchase agreements
                                                                                       673,664                   --
 Proceeds from common stock issuance
                                                                                          --               10,645,049
 Increase in deferred stock issuance costs
                                                                                          --                   76,192
 Increases in advances from organizers and other individuals                                                 (260,000)
                                                                                  ------------           ------------
                    Net cash provided by financing activities
                                                                                    15,880,688             10,461,241
                                                                                  ------------           ------------


                    Net (decrease) increase in cash and cash equivalents
                                                                                    (4,489,205)             9,632,248

Cash and cash equivalents
 Beginning
                                                                                    10,436,331                 49,867
                                                                                  ------------           ------------



 Ending                                                                           $  5,947,126           $  9,682,115
                                                                                  ============           ============

              Supplemental disclosures of cash flow information:                          2002                   2001
              Cash paid for:
              Interest                                                            $    289,995           $       --
              Income taxes                                                        $       --             $       --






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

         The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2002 and September 30, 2001 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2001.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

Note 3.       Securities Sold Under Agreements to Repurchase

         In September, 2002, the Bank began offering repurchase agreements. These liabilities represent securities sold under agreements to repurchase, which are classified as secured borrowings, and generally mature within one to three days from the transaction date. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the changes in fair value of the underlying securities. U.S. Agency securities with a fair value of $2,063,130 at September 30, 2002 have been pledged to secure the repurchase agreements.

Note 4.        Available Borrowings

               During the quarter ended September 30, 2002 the Bank obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $500,000 at September 30, 2002. There are no borrowings against these lines as of September 30, 2002.

Note 5.       Commitments and Contingencies

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

         The Bank intends to occupy 2,023 square feet of this facility and intends to sublease the remaining 1,519 square feet. The minimum lease commitment, not including any favorable impact of subleasing the square footage noted above for this Branford facility, by year, as of September 30, 2002 is as follows:

                           2002                      $       9,285
                           2003                             37,140
                           2004                             37,410
                           2005                             37,410
                           2006                             37,410

                     After Five Years                       739,457
                                                     --------------
                           Total Commitment          $      897,302
                                                     ==============

         The Branford branch facility opened for business on October 7, 2002.

         On August 15, 2002 the Bank also purchased an additional branch facility at Whalley Avenue in New Haven, Connecticut. The cost of this facility was $600,000. Additional costs to renovate this facility and the anticipated cost to furnish and equip this branch for operation in the first quarter of 2003 are estimated at $100,000 and $150,000, respectively.

         On August 8, 2002 the Bank purchased a $1.3 million previously issued whole life insurance policy on the life of the Chairman of the Company for $521,000, the cash surrender value amount of the policy. The policy currently pays dividends annually which are sufficient to pay the annual premium of the policy. The Bank would be entitled to the proceeds from the policy in the event of death of the insured.

Note 6.  Income (Loss) Per Share

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

         For the three month and nine month periods ended September 30, 2002 and 2001, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive. Weighted average shares outstanding for the periods presented follow:

                                                    September 30,
                                                2002           2001
                  Three months ended          966,667        703,986
                  Nine months ended           966,667        237,241


Note 7.           Stock Options

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

         An aggregate of 250,000 shares on Bancorp's Common Stock are reserved for issuance upon the exercise of both incentive stock options and nonqualified stock options granted Bancorp under the 2002 Plan. The exercise price for each share covered by an option may not be less than the fair market value of a share of Bancorp's common stock on the date of grant. Incentive stock options granted to owners of 10% or more of Bancorp's stock requires that the exercise be not less than 110% of the fair value of the stock on the date of grant.

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

Note 8.  Reclassifications

         Certain 2001 amounts have been reclassified to conform with the 2002 presentation. Such reclassifications had no effect on the 2001 net loss.

Note 9.  Related Party Transaction's

         The Company entered into a $52,000 contract for consulting services to be performed during 2002, with a company, the principal of which is related to the Company's Chairman and Chief Executive Officer. During the first nine months of 2002, the Company has paid an additional $30,000 to the above company for loan origination services.

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

         Bancorp has leased a free-standing building located at 215 Church Street, New Haven, Connecticut, located in the central business and financial district of New Haven. It has assigned this lease to the Bank, and the Bank has assumed all rights and obligations under this lease. Both Bancorp and the Bank operate from this facility. On October 7, 2002 the Bank opened a new branch office in Branford, Connecticut at West Main Street and Summit Place. On August 15, 2002 the Bank also purchased a building at 1475 Whalley Avenue in the Westville section of New Haven for a branch office site to be opened in the first quarter of 2003.

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements. For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 15 of this Form 10-QSB. Currently, there are no other plans involving the purchase or sale of plant or equipment in the next twelve months. Outside of staffing the new branches Bancorp does not anticipate a significant change in the number of its employees.

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

         Loans are made on a variable or fixed rate basis with fixed rate loans limited to five year terms. All loans are approved by the Bank's management and the Loan Committee of the Bank's Board of Directors. At the present time, the Bank is not purchasing participation in loans nor is it syndicating or securitizing loans. The Bank may consider participation in multi-bank loans for companies in its service area. Commercial loans and commercial real estate loans may be written for terms of up to fifteen years. Loans to purchase or refinance commercial real estate are collateralized by the subject real estate. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

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

         Currently, the Bank has seventeen full-time employees. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

         Bancorp had a net loss of $314,507 (or a loss per share of $0.33) for the quarter ended September 30, 2002, compared to a net loss of $157,632 (or a loss per share of $0.22) for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the net loss was $929,260 compared to a net loss of $380,049 for the nine months ended September 30, 2001.

Financial Condition

Assets

         Since commencing operations on October 1, 2001, Bancorp has reached total assets of $32.7 million at September 30, 2002, an increase of $15.3 million (88%) from $17.4 million in assets as of December 31, 2001. Earning assets reached $28.5 million, increasing $13.4 million (89%) during the first nine months of 2002.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal Funds and Money Market Mutual Funds to provide funding for higher yielding loans as they are approved and closed. As of September 30, 2002, Federal Funds Sold were $2.6 million and Money Market Mutual Fund balances were $2.3 million. In addition the Bank has invested $8.8 million in U.S Government Agency securities classified as held to maturity with maturities ranging from one months to two years.

Loans

         The net loan portfolio increased $13.4 million (1,121%) from $1.2 million at December 31, 2001 to $14.6 million at September 30, 2002. The loan to deposit ratio as of September 30, 2002 was 66%. As this ratio increases toward the targeted 80% to 83% range, it is expected that the higher yielding loans versus Federal Funds Sold, money market funds and investments will produce an increasingly positive impact on net interest spread. No significant loan concentrations have developed during this early stage of building the loan portfolio.

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

         Based on this evaluation, management believes the allowance for loan losses of $118,000 at September 30, 2002, which represents .80% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2001, the allowance for loan losses was $12,000 or 1.00% of gross loans outstanding.

Analysis of Allowance for Loan Losses

                                            2002
Balance at beginning of period           $ 12,000

Charge-offs                                  --

Recoveries                                   --
Provision charged to operations           106,000
                                         --------
Balance at end of period                 $118,000
                                         ========


Non-Accrual, Past Due and Restructured Loans

         There were no non-accrual, 90-day past due or restructured loans at September 30, 2002. There were no loans in 2002 considered as "troubled debt restructurings."

Potential Problem Loans

         At September 30, 2002, the Bank had no loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.







Deposits

         The earning asset growth has been funded partially by the initial investment by Bancorp into the Bank and partly by deposit growth within the Bank's market area. Deposits reached $22.0 million at September 30, 2002 an increase of $15.2 million (224%) from $6.8 million as of December 31, 2001. The mix of deposits as of September 30, 2002 and December 31, 2001 appears in the table below. The Bank does not have any brokered deposits.


                                                 September 30, 2002                  December 31, 2001
                                             Balance               Mix            Balance             Mix
Noninterest bearing deposits:             $ 3,990,001             18.1%        $   662,366              9.8%

Interest bearing deposits:

Checking                                    2,438,477             11.1%            971,989             14.3%

Money Market                                8,804,416             40.0%          1,315,208             19.4%






Savings                                       724,492              3.3%            396,712              5.8%
                                          -----------            -----         -----------            -----
Checking, money market & savings           11,967,385             54.4%          2,683,909             39.5%
                                          -----------            -----         -----------            -----

CD'S under $100,000                         2,667,845             12.2%          1,243,088             18.3%
CD'S of $100,000 or more                    3,365,824             15.3%          2,194,668             32.4%
                                          -----------            -----         -----------            -----
Time deposits                               6,033,669             27.5%          3,437,756             50.7%
                                          -----------            -----         -----------            -----
Interest bearing deposits                  18,001,054             81.9%          6,121,665             90.2%
                                          -----------            -----         -----------            -----
Total deposits                            $21,991,055            100.0%        $ 6,784,031            100.0%
                                          ===========            =====         ===========            =====

Other
         The $990,000 increase in premises and equipment, net, primarily reflects the purchase of the Amity branch property for $600,000 and the renovation, furniture and equipment purchased for the Branford branch facility.

         The $578,000 increase in other assets primarily reflects the purchase for the cash surrender value amount of $521,000 of a previously issued whole life insurance policy on the Chairman of the Company. The Bank is the beneficiary.

         The increase in accrued interest receivable is due both to the increase in volume of securities and to the accruals of interest during the nine months ended June 30, 2002 on these agency securities, which have quarterly or semi annual payments of interest.

         The increase in accrued expenses and other liabilities primarily reflects balances due for renovation of Branford branch office which opened October 7, 2002.

         In June, 2002, the Bank began offering Repurchase Agreements to its commercial customers.

Results Of Operations

         Since there were no operations during the first nine months of 2001, comparisons of results of operations to the corresponding three and nine month periods in the prior year are not meaningful. The income and expenses from operations during the three and nine month periods ended September 30, 2002 are typical of a new bank and bank holding company, and there were no unusual financial matters during the three and nine months ended September 30, 2002.


Liquidity

         Bancorp's liquidity position consisted of assets totaling $12.3 million or a 37% ratio to total assets at September 30, 2002. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, held to maturity securities maturing in one year or less. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

         Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements. For specific cash requirements relating to the opening of the two new branches, see Note 5. Commitment and Contingencies, on page 9 of the Form 10-QSB.

         In connection with the Bank's application for a new bank charter, the Bank submitted a forecast of operations to the State of Connecticut Department of Banking ("Department") for the Bank's first three years of operations. September 30, 2002 represents the end of the Bank's first twelve months of operations and the Bank has not achieved the level of earnings included in the forecast to the Department during the charter application.

         The three primary factors causing the Bank to fall short of its originally forecasted earnings were a shortfall in expected loan growth, the lower than anticipated interest rate environment (original forecast included a Federal Funds Sold rate of 6.63% versus 1.75% at September 30, 2002), and increased operating expense, particularly relating to professional fees.

         The Bank did achieve total assets of $32 million that was included in the original forecast. However, the composition of the actual assets is weighted more towards lower earning U.S. Agency investments and Federal Funds Sold, due to lower than anticipated loan growth. Loan volume was projected to reach $18.9 million at September 30, 2002, the Bank's twelfth month of operations, versus the actual volume of $14.6 million. As of September 30, 2002 the Bank has a backlog of $7.8 million of loan requests being worked on and $4.6 million in unused lines of credit.

         De Novo banks in Connecticut have reached profitability on average shortly after their thirtieth month of operation. The Company anticipates that the Bank will reach profitability ahead of this average.

Capital

         The following table illustrates the Bank's regulatory capital ratios at September 30, 2002.

                                                    Actual vs.
                                               Regional Capital Ratios        Minimum Required
         Tier 1 Leverage Ratio                         27.52%                       5.00%
         Tire 1 Risk - Based Capital Ratio             38.06%                       6.00%
         Total Risk - Based Capital Ratio              38.57%                      10.00%


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

         During the third quarter 2002 the Bank established line of credit facilities with both the Federal Reserve Bank of Boston and the Federal Home Loan Bank. Borrowing on these facilities are limited to the face value plus accrued interest due on the securities pledged for this purpose. As of September 30, 2002 the fair value of securities pledge and held at the Federal Reserve Bank of Boston totals $500,000. The Federal Home Loan Bank line of credit approval was granted on September 30, 2002 and there are no securities pledged at this time.

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


Item 3.     Controls and Procedures

            (a) Bancorp's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that Bancorp's disclosure controls and procedures are effective. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures within ninety (90) days of this Form 10-QSB.

            (b) There have not been any significant changes in Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a), above.

                                     PART II
                                Other Information

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

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


           (b) Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SOUTHERN CONNECTICUT BANCORP, INC.


                                By: /S/ JOSEPH V. CIABURRI
                                       Name: Joseph V. Ciaburri
                                       Title: Chairman & Chief Executive Officer

Date:  November 13, 2002


                                By: /S/ PAUL V. ERWIN
                                        Name: Paul V. Erwin
                                       Title: Senior Vice President &
                                              Chief Financial Officer

Date:  November 13, 2002

                                  CERTIFICATION

         I, Joseph V. Ciaburri, Chairman and Chief Executive Officer of Southern Connecticut Bancorp, Inc., certify that:
         1. I have reviewed this quarterly report on Form 10-QSB of Southern Connecticut Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                               By:      /S/ JOSEPH V. CIABURRI
                               Joseph V. Ciaburri
                               Chairman and Chief Executive Officer

                                  CERTIFICATION

         I, Paul V. Erwin, Chief Financial Officer of Southern Connecticut Bancorp, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Southern Connecticut Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                                      By: /S/ PAUL V. ERWIN
                                      Paul V. Erwin
                                      Chief Financial Officer

                                  CERTIFICATION


         I, Joseph V. Ciaburri, the Chairman and Chief Executive Officer of Southern Connecticut Bancorp, Inc. (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) the Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    November 13, 2002


                                 By:   /S/ JOSEPH V. CIABURRI
                                       Joseph V. Ciaburri
                                       Chairman & Chief Executive Officer

                                  CERTIFICATION


         I, Paul V. Erwin, the Senior Vice President and Chief Financial Officer of Southern Connecticut Bancorp, Inc. (the "Company") certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) the Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 13, 2002



                                 By:   /S/ PAUL V. ERWIN
                                       Paul V. Erwin
                                       Senior Vice President & Chief Financial
                                        Officer