Form 10KSB
period 2002-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2003-03-31
CIK 1137046

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                F O R M 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002.

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

                     Common Stock, par value $.01 per share
                                (Title of Class)
       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes __X _       No _____


       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year.  $1,211,484
                                                         ----------

Aggregate market value of the voting stock held by nonaffiliates (assumes directors and executive officers are non affiliates) of the registrant as of February 28, 2003: $5,844,468

Number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 28, 2003: 966,667

Transitional Small Business Disclosure Format (check one):

                  Yes _____;        No__X__




                       DOCUMENTS INCORPORATED BY REFERENCE



Proxy Statement for 2003 Annual Meeting of           Incorporated into Part III
Shareholders to be held on May 6, 2003.  (A            of this Form 10-KSB
definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.)

                                Table of Contents

Part I                                                                 Page

Item 1. Description of Business                                          4

Item 2. Description of Property                                          13

Item 3. Legal Proceedings                                                14

Item 4. Submission of Matters to a Vote of Security Holders              14

Part II

Item 5. Market for Common Equity and Related Shareholder Matters         14

Item 6. Management's Discussion and Analysis or Plan of Operation     16-24

Item 7. Financial Statements                                             24

Item 8. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     24

Part III

Item 9. Directors and Executive Officers of the Registrant               24

Item 10. Executive Compensation                                          24

Item 11. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters            24

Item 12. Certain Relationships and Related Transactions                  24

Item 13. Exhibits, Lists, and Reports on Form 8 - K                      24

Item 14. Controls and Procedures                                         25

Signatures                                                               26

Section 302 Certification by Chief Executive Officer                     27

Section 302 Certification by Interim Controller                          28

Section 906 Certification by Chief Executive Officer                     29

Section 906 Certification by Chief Executive Officer                     30

Exhibit Index                                                            31

                                     PART I

Item 1.       Description of Business.

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation, was incorporated on November 8, 2000 to serve as a bank holding company. Bancorp owns one hundred percent of the capital stock of The Bank of Southern Connecticut ("Bank"), a state chartered bank in New Haven, Connecticut, which commenced operations on October 1, 2001 after receiving its Final Certificate of Authority from the Connecticut Banking Commissioner and its deposit insurance from the Federal Deposit Insurance Corporation ("FDIC"). Bancorp invested $10,000,000 of the net proceeds of its July 26, 2001 stock offering to purchase the capital stock of the Bank and an additional $360,000 to cover the Bank's pre-opening deficit. The $10,000,000 of initial equity capital for the Bank required under the Bank's Temporary Certificate of Authority substantially exceeded the statutory minimum equity capital for a new Connecticut bank of $5,000,000. Bancorp chose a holding company structure because it provides flexibility that would not otherwise be available. For example, Bancorp could acquire additional banks, establish de novo banks and other businesses, including mortgage companies, leasing companies, insurance agencies and small business investment companies. Bancorp may in the future decide to engage in additional businesses permitted to bank holding companies or financial holding companies. Before Bancorp could acquire interests in other banks, establish de novo banks or expand into other businesses, it may need to obtain regulatory approvals and might need additional capital.

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

         The following table sets forth the location of the Bank's branch offices and other related information:

Office             Location                                            Status
------             --------                                            ------
Main Office        215 Church Street, New Haven, Connecticut           Leased

Branford Office    445 West Main Street, Branford, Connecticut         Leased

Amity Office*      1475 Whalley Avenue, New Haven, Connecticut         Owned

   * Office scheduled to open in March 2003

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements. For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 22 of this Form 10-KSB. Currently, there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Outside of staffing the new branches, Bancorp does not anticipate a significant change in the number of its employees.

         The Bank does not expect to compete with large institutions for the primary banking relationships of large corporations, but it competes for niches in this business segment and for the consumer business of employees of such entities. The Bank focuses on small to medium-sized businesses, professionals and individuals and their employees. This focus includes retail, service, wholesale distribution, manufacturing and international businesses. The Bank attracts these customers based on relationships and contacts which the Bank's directors and management have within and beyond the Bank's primary service area.

         Greater New Haven is currently served by approximately 70 offices of commercial banks, none of which is headquartered in New Haven. In addition, New Haven Savings Bank, a mutual savings bank, has 16 branches in the New Haven market. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which may be impracticable for the Bank to provide at this time.

         There are numerous banks and other financial institutions serving the communities surrounding New Haven which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions. Bancorp will have to obtain customers from the customer base of such existing banks and financial institutions and from growth in New Haven and the surrounding area. Many of such banks and financial institutions are well established and well capitalized, allowing them to provide a greater range of services (including trust services) than the Bank will be able to offer in the near future.

         Intense market demands, economic pressures and significant legislative and regulatory actions have eroded banking industry classifications which were once clearly defined and have increased competition among banks and other financial institutions. Market dynamics and legislative and regulatory changes impacting banks and other financial institutions have resulted in a number of new competitors offering services historically offered only by commercial banks; non-bank corporations offering services traditionally offered only by banks; increased customer awareness of product and service differences among competitors; and increased merger activity.

         Additional legislative and regulatory changes may affect the bank in the future; however, the nature of such changes and the effect of their implementation cannot be assessed. New rules and regulations may, among other things, revise limits on interest rates on various categories of deposits and may limit or influence interest rates on loans. Monetary and fiscal policies of the United States government and its instrumentalities, including the Federal Reserve, significantly influence the growth of loans, investments and deposits. The present bank regulatory scheme is undergoing significant change both as it affects the banking industry itself and as it affects competition between banks and non-bank financial institutions.

         The Bank currently offers products and services described as "core" products and services which are more completely described below. Through correspondent and other relationships, it is expected that the Bank will be able to help our customers meet all of their banking needs, including obtaining services which the Bank may not offer directly.

         The Bank is seeking to establish a sound base of core deposits, including checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts and a variety of certificates of deposits and IRA accounts. To attract deposits, the Bank is employing an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the New Haven market. The primary sources of deposits have been and are expected to be, residents of, and businesses and their employees located in, New Haven and the surrounding communities. The Bank is obtaining these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and / or broadcasted in the local media.

         Deposits and the Bank's equity capital are the sources of funds for lending and investment activities. Repayments on loans, investment income and proceeds from the sale and maturity of investment securities will also provide additional funds for these purposes. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We expect to manage the pricing of deposits to maintain a desired deposit balance. We offer drive-in teller services, wire transfers and safe deposit services.

         The Bank's loan strategy is to offer a broad range of loans to businesses and individuals in its service area, including commercial and business loans, personal loans, mortgage loans, home equity loans, automobile loans and education loans. The Bank has received lending approval status from the Small Business Administration ("SBA") to enable it to make SBA loans to both the Greater New Haven business community and companies throughout the State of Connecticut. Our marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank seeks to manage the credit risk inherent in its loan portfolio through credit controls and loan diversification. Prior to approving a loan the Bank evaluates: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment and other factors considered relevant in the circumstances.

         Loans are made on a variable or fixed rate basis with fixed rate loans limited to five year terms. All loans are approved by the Bank's management and the Loan Committee of the Bank's Board of Directors. At the present time, the Bank is not purchasing participation in loans nor is it syndicating or securitizing loans. The Bank may consider participation in multi-bank loans for companies in its service area. Commercial loans and commercial real estate loans may be written for terms of up to twenty years. Loans to purchase or refinance commercial real estate are collateralized by the subject real estate. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

         Other services provided currently or to be provided include, cashier's checks, money orders, travelers checks, bank by mail, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services but may offer trust services through a joint venture with a larger institution. To offer such services in the future, the Bank would need the approval of the Connecticut Banking Commissioner.

         Another significant activity for the Bank is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of the Bank's business plan, the aggregate amount of loans will be subject to maintaining a satisfactory loan-to-deposit ratio. The Bank's overall portfolio objective is to maximize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as
U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. The Bank's current investment portfolio is limited to U. S. government obligations which have been classified as available for sale. Accordingly, the principal risk associated with the Banks current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.

         Overall, the Bank's plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses, achieve profitable operations and maintain liquidity.

         Currently, the Bank has 21 full-time and no part-time employees. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

Supervision and Regulation


         Banks and bank holding companies are extensively regulated under both federal and state law. The Bank has set forth below brief summaries of various aspects of supervision and regulation which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Regulations to which Bancorp is subject


         As a bank holding company, Bancorp is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The FRB has the authority to conduct examinations of Bancorp as well.

         The Bank Holding Company Act of 1956 (the "BHC Act") limits the types of companies which Bancorp may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services. The FRB also had determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not a proper activity for a bank holding company.

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

Prompt Corrective Action and Other Enforcement Mechanisms

         Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         In addition to restrictions and sanctions imposed under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Premiums for Deposit Insurance


         The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

         Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulatory. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as welll capitalized under the regulatory framework for prompt corrective action. There are no conditions or events then, that management believes have changed the Bank's category.

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

Interstate Banking and Branching

         Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Act, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state generally without regard to state law prohibitions on such acquisitions. A bank holding company, however, can not be permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out of state banks. An out of state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement. Since June 1, 1997 (and prior to that date in some instances), banks have been able to expand across state lines where qualifying legislation adopted by certain states prior to that date prohibits such interstate expansion. Banks may also expand across state lines through the acquisition of an individual branch of a bank located in another state or through the establishment of a de novo branch in another state where the law of the state in which the branch is to be acquired or established specifically authorizes such acquisition or de novo branch establishment.

The USA PATRIOT Act

         In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-KSB as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Factors Affecting Future Results

         In addition to historical information, this Form 10-KSB includes certain forward looking statements that involve risks and uncertainties such as statements of Bancorp's plans, expectations and unknown outcomes. Bancorp's actual results could differ materially from management expectations. Factors that could contribute to those differences include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in, among other things, change in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 2. Description of Property.

         Bancorp executed a lease for a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven. The lease was assigned to the Bank, and the Bank assumed, all obligations there under. The location is a former bank branch, which has been renovated for use as the headquarters of the Bank and Bancorp. The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop.

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

         To the extent that the building contains space not needed for our operations, the Bank expects to sublease such excess to the extent practicable. The Bank had subleased approximately 160 square feet of office space to Michael
M. Ciaburri d/b/a Ciaburri Bank Strategies, Joseph V. Ciaburri's son. Such lease was terminated in February 2003 when Michael Ciaburri was appointed President and Chief Operating Officer of the Bank. In addition, the Bank had subleased approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer F. Laydon, one of our directors.

         The Bank entered into a lease agreement on August 7, 2002 to lease the facility at 445 West Main Street, Branford, Connecticut, the site of the Branford branch which opened for business on October 7, 2002.

         The Branford branch lease is for an initial term of five years, with an option to extend the lease for up to three additional terms of five years. The base rent payable for the initial term and monthly rent is $3,095 until September 30, 2007. The base rent for the option periods increases and is fixed in the lease. The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes.

         On August 15, 2002 the Bank also purchased an additional branch facility at 1475 Whalley Avenue, New Haven, Connecticut, the site of the Amity branch location which is scheduled to be opened in by the end of the first quarter of 2003. The cost of this facility including improvements through December 31, 2002, was approximately $640,000. Additional costs of $492,000 are anticipated to renovate, furnish and equip this branch for operation.

Item 3.       Legal Proceedings.

         There are no legal proceedings currently pending or threatened against Bancorp or the Bank or their property. Bancorp is not aware of any proceeding contemplated by a governmental entity involving Bancorp or the Bank.





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

         The following table sets forth the high and low sales price per share of Bancorp's Common Stock, as reported on the Over the Counter Market as quoted on www.bigcharts.marketwatch.com, on and after July 26, 2001, the date of stock issuance:
(The prices listed may not reflect actual transactions.)

             Quarter Ended            High           Low
             -------------
         March 31, 2002           $   12.00       $   8.50
         June 30,2002             $   11.00       $   8.50
         September 30, 2002       $   10.00       $   7.85
         December 31, 2002        $    9.50       $   8.05

         September 30, 2001       $   12.10       $   7.00
         December 31, 2001        $   10.25       $   7.00

Holders

         There were approximately 96 registered shareholders of record of Bancorp's Common Stock as of February 28, 2003.

Dividends

         No dividends have been declared to date. Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future. Bancorp may, however, declare stock dividends at the discretion of its Board of Directors.

         The policy of the Connecticut Banking Commissioner is to not permit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. "Net profits" is defined as the remainder of all earnings from current operations. In some instances, further restrictions on dividends may be imposed by the FDIC. However, during 2002, the Bank requested, and was granted, permission from the State of Connecticut Department of Banking, to pay a special dividend to Bancorp in the amount of $200,000. At December 31, 2002 and 2001, no dividends may be declared by the Bank without regulatory approval.

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

                      Equity Compensation Plan Information

         The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of Bancorp are authorized for issuance as of December 31, 2002:

------------------------------- ---------------------------- ---------------------------- ----------------------------
        Plan Category           Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,           options, warrants          future issuance under
                                    warrants and rights              and rights            equity compensation plans
                                            (a)                                             (excluding securities
                                                                         (b)                reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plan                   2,500                       $12.00                       247,500
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not             64,900                       $12.00                         0 (1)
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                     67,400                       $12.00                       247,500
------------------------------- ---------------------------- ---------------------------- ----------------------------


         The equity compensation plan approved by security holders referenced in the chart, above, is the 2002 Plan. The plans not approved by security holders are the Option Plan and the Warrant Plans.

         (1) The Option Plan was terminated on May 14, 2002.

recent Sales of Unregistered Securities

         Bancorp has not sold unregistered securities.

Item 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation

         Bancorp currently has no business operations other than owning and managing the Bank. The Bank's plan of operation for the next twelve months contemplates the continuation of the business currently being conducted, with the possibility of offering certain additional banking services, and the further development of its customer base in the Bank's target market, which includes the City of New Haven, Connecticut and the surrounding areas. For a description of business currently being conducted, see Part I. Item 1. Description of Business.

         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. The Company anticipates that the Bank will reach profitability within that tine frame.


(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Southern Connecticut Bancorp, Inc.
Financial Highlights

As of and for the years ended December 31, 2002 and 2001:

                                              2002                     2001
                                              ----                     ----
Operating Data
Interest and dividend income              $  1,135,723           $    131,916
Interest expense                               441,813                 52,774
Net interest income                            693,910                 79,142
Provision for loan losses                      220,000                 12,000
Noninterest income                              75,761                    581
Noninterest expenses                         1,933,684                951,940
Net loss                                    (1,384,013)              (884,217)
Basic and diluted loss per share                 (1.43)                 (2.10)

Balance Sheet Data
Cash and due from banks                   $  1,245,010           $    686,467
Federal funds sold                           1,144,000              3,670,000
Short-term investments                         662,419              6,079,864
Investment securities                        9,501,492              4,085,428
Loans, net                                  19,049,212              1,195,344
Assets                                      35,500,115             17,412,399
Total deposits                              24,992,931              6,784,031
Securities sold under
   agreements to repurchase                    822,259                     --
Total shareholders equity                    8,274,679              9,596,147

Assets

         Bancorp's total assets were $35.5 million as of December 31, 2002. Earning assets comprise $30.6 million of the total asset volume. Bancorp has maintained liquidity by maintaining balances in overnight Federal Funds and Money Market Mutual Funds, to provide funding for higher yielding loans as they are approved. In addition, during 2002, investment securities of $7.5 million were transferred from held to maturity classification to available for sale classification to provide additional liquidity. As of December 31, 2002, Federal Funds Sold were $1.1 million and Money Market Mutual Fund balances were $662,000. In addition, the Bank has invested $9.5 million in U.S Government Agency securities classified as available for sale. The loan portfolio was $19.3 million as of December 31, 2002.

         The earning asset growth has been funded partially by the initial investment by Bancorp into the Bank and partly by deposit growth within the Bank's market area. Deposits were $25.0 million as of December 31, 2002. The mix of deposits includes non-interest bearing checking accounts of $6.4 million, low cost funds including interest- bearing checking deposits of $2.4 million, savings deposits of $1.0 million, money market deposit balances of $8.9 million, as well as time certificates of deposit of $6.3 million. The Bank does not have any brokered deposits.

         The following table presents the maturity distribution of investment securities at December 31, 2002 and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

                                                         One Year        After One
                                        One Year          Through       but Within         Over            No
Available for sale                       or Less         Five Years      Ten Years       Ten Years       Maturity         Total
-------------------                     -----------      ----------      ----------      ---------       --------         -----
U. S. Government
agency obligations                      $ 2,008,973      $ 5,008,709    $ 1,300,000      $  585,000     $ 496,360     $ 9,399,042
Weighted average yield                        2.54%            3.83%          3.63%           4.50%         4.59%           3.61%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2002.

                                                Amortized             Fair
                                                   Cost               Value
U. S. Government agencies:
Federal Farm Credit Bank                       $1,007,225          $1,015,000
Federal Home Loan Mortgage                      3,797,343           3,846,810
Federal Home Loan Bank                          3,104,935           3,131,955
Federal National Mortgage Association             993,179           1,018,170

Loans

         The Bank's net loan portfolio was $19.0 million at December 31, 2002. Loan demand has been strong throughout the year. The loan to deposit ratio as of December 31, 2002 was 77.1%. As this ratio increases toward the targeted 80% to 83% range, it is expected that the higher yielding loans versus Federal Funds Sold, money market funds and investments will produce a positive impact on net interest spread - see the table depicting the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential on Page 21 of this Form 10-KSB. There are no significant loan concentrations in the loan portfolio.

         The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2002 by type of loan, and the sensitivities of loans to changes in interest rates:

                                                Due after
                                 Due in          one year
                                one year         through          Due After
(Thousands of dollars)           or less        five years        five years          Total
-------------------------------------------------------------------------------------------
Commercial real estate           $   432          $   140          $ 8,236          $ 8,808
Residential real estate              520              164              847            1,531
Construction loans                   500               69               --              569
Commercial loans                   2,270            1,336            3,798            7,404
Consumer installment                 303              320               88              711
Consumer home equity                  --               --              314              314
                                 -------          -------          -------          -------
Total                            $ 4,025          $ 2,029          $13,283          $19,337
                                 =======          =======          =======          =======

Fixed rate loans                 $   759          $ 1,692          $ 3,901          $ 6,352
Variable rate loans                3,266              337            9,382           12,985
                                 -------          -------          -------          -------
Total                            $ 4,025          $ 2,029          $13,283          $19,337
                                 =======          =======          =======          =======

Critical Accounting Policy

         In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to the reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

         Based upon this evaluation, management believes the allowance for loan losses of $232,000 or 1.2% of gross loans at December 31, 2002 is adequate, under prevailing economic conditions, to absorb losses on existing loans.

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

         Management considers all non-accrual loans, other loans past due 90 days or more, based on contractual terms, and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days are considered minor collection delays, and the related loans are not considered to be impaired. Bancorp considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses

                                            2002              2001
                                         --------          --------
Balance at beginning of period           $ 12,000          $     --
Charge-offs                                    --                --
Recoveries                                     --                --
                                         --------          --------
Net (charge-offs) recoveries                   --                --
Additions charged to operations           220,000            12,000
                                         --------          --------
Balance at end of period                 $232,000          $ 12,000
                                         ========          ========

There were no charge-offs or recoveries during 2002.

Allocation of the Allowance for Loan Losses at December 31:

                                           2002                                  2001
                             ----------------------------------   -----------------------------------
                                                   Percent of                           Percent of
                                                  Loans in Each                       Loans in Each
                                                  Category to                          Category to
                              Balance             Total Loans      Balance             Total Loans
                              -------             ------------     -------           ---------------
Real Estate:
  Commercial                  $ 88,083               45.56%       $  3,485               28.95%
  Construction                   8,538                2.94%             --                  --
  Residential                    3,828                7.92%             --                  --
Commercial                      74,041               38.29%          6,990               61.45%
Consumer Installment             3,550                3.67%          1,525                6.29%
Consumer Home Equity               785                1.62%             --                3.31%
Unallocated                     53,175                                  --                  --
                              --------              ------        --------              ------
                              $232,000              100.00%       $ 12,000              100.0%
                              ========              ======        ========              ======

Non-Accrual, Past Due and Restructured Loans

         There were no non-accrual or restructured loans at December 31, 2002. There were no loans in 2002 considered as "troubled debt restructurings."

Potential Problem Loans

         At December 31, 2002, the Bank had no loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         Total deposits were $25.0 million at December 31, 2002. The deposit total at December 31, 2002 consists of non-interest bearing checking at $6.4 million (25.6%), interest bearing checking and money market deposits at $11.2 million (44.8%), savings at $1.0 million (4.0%) and certificates of deposit at $6.4 million (25.6%). The Bank does not have any brokered deposits.

         The Bank continues to offer competitive interest rates in the very competitive New Haven County marketplace in order to fund expected loan growth.

As of December 31, 2002, the Bank's maturities of time deposits were:

                                              $100,000             Less than
                                             or greater              $100,000           Totals
                                             --------               ---------          --------
(Thousands of dollars)

Three months or less                        $   1,671              $      544         $   2,215
Over three months to one year                   1,514                   1,006             2,520
Over one year                                     555                   1,061             1,616
                                             --------               ---------          --------
                                             $  3,740               $   2,611          $  6,351
                                             ========               =========          ========

Other

         The increase in accrued interest receivable is due to the interest purchased on investments and accrued on earning assets.

         The increase in other assets primarily reflects the purchase of the cash surrender value amount of $521,000 of a previously issued whole life insurance policy on the Chairman of the Company. The Bank is the beneficiary.

         The increase in premises and equipment is due to the acquisition of the building to be used for the Amity branch, and the capital lease incurred for, and improvements made to, the Branford office.

         The increase in Capital lease obligations from $850,000 to $1,191,000 is the result of the capital lease obligation incurred for the Branford office.

         In September, 2002, the Bank began offering securities sold under agreements to repurchase, which are classified as secured borrowings, and generally mature within one to three days from the transaction date. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the changes in fair value of the underlying securities.

            The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2002 and 2001.

                                                              Distribution of Assets, Liabilities and Shareholders'
                                                                Equity; Interest Rates and Interest Differential

                                                       2002                                  2001
                                  -------------------------------------- ----------------------------------------    Fluctuations in
                                                                                                                        interest
                                                 Interest                              Interest       Annualized          Income/
                                  Average        Income/       Average     Average      Income/        Average          Expense
(Dollars in Thousands)            Balance        Expense        Rate       Balance      Expense        Rate (b)           Total (c)
----------------------           ---------     -----------   ---------- -------------------------    -----------      ------------
Interest earning assets
Loans                              $ 9,095           $ 754        8.29%       $  322        $   7          8.70%             $ 747
Short term investments               3,642              59        1.62%        2,938           16          2.18%                43
Investments                          7,649             264        3.45%          357            2          2.24%               262
Federal funds sold                   3,692              59        1.60%        8,677           45          2.07%                14
                                  ---------     -----------              ------------  -----------                     ------------
Total interest earning assets       24,078           1,136        4.72%       12,294           70(a)       2.28%             1,066
                                                -----------                            -----------                     ------------

Cash and due from banks                902                                       356
Premises and equipment, net          1,915                                     1,475
Allowance for loan losses             (70)                                         -
Other                                  756                                       107
                                  ---------                              ------------
Total assets                       $27,581                                 $  14,232
                                  =========                              ============

Interest bearing liabilities
Time certificates                  $ 5,106             156        3.06%    $   1,559       $   12          3.08%                144
Savings deposits                       625              10        1.60%          222            1          1.80%                  9
Money market / checking deposits     7,514             135        1.80%        1,340            8          2.39%                127
Capital lease obligations              936             137       14.64%          850           32         15.06%                105
Repurchase agreements                  388               4        1.03%            -            -              -                  4
                                  ---------     -----------              ------------  -----------                     ------------
Total interest bearing liabilities  14,569             442        3.03%        3,971           53          5.34%                389
                                  ---------     -----------              ------------  -----------                     ------------


Non-interest bearing deposits        3,686                                       243
Accrued expenses and
  other liabilities                    210                                       135

Shareholder's equity                 9,116                                     9,883
                                  ---------                              ------------
Total liabilities and equity       $27,581                                 $  14,232
                                  =========                              ============

Net interest income                                $   694                                $    17                           $   677
                                                ===========                          =============                    ==============
Interest margin                                                   2.88%                                     .60%
                                                              ==========                              ===========
Interest spread                                                   1.69%                                  (3.06)%
                                                              ==========                              ===========

(a) For the year ended December 31, 2001, interest income was $132,000 or $62,000 greater than the fourth quarter amount of $70,000 in the table above. The $62,000 represents interest earned primarily on the net proceeds of the stock issuance from July 26, 2001 through September 30, 2001. The average annualized yield for that period was 3.35 % on an average balance of $10.2 million

(b) Because the Bank only had operations in the fourth quarter of 2001, the actual calculated rates for 2001 have been multiplied by four to reflect an estimate of the annual yields on the interest earning assets and interest bearing liabilities.




(c) The fluctuations in interest income and interest expense due to changes in rate and volume are not presented herein. Because the Bank only had operations in the fourth quarter of 2001, calculations of such changes are not practicable and are not meaningful. The increases in interest income and expense are due mainly to increases in the average balances of the related assets and liabilities and the fact that such assets and liabilities existed for a full year in 2002 versus only one quarter in 2001.




         The Bank's operations began October 1, 2001. A quality loan portfolio takes time to develop, but with the existing backlog in loan requests, it is anticipated that the interest spread will improve as loan volume increases. The liquidity in the lower yielding short-term investments and Federal Funds sold is available for investment into higher yielding loans. Also, the deposit liabilities have been gathered to support the anticipated loan growth.

         The following are measurements of Bancorp's earnings (loss) in relation to assets and equity, and average equity to average assets for the year ended December 31, 2002 (first full year of operations) and 2001.

                                                     2002             2001
                                                     ----             ----
         Return on average assets                 ( 5.02) %          (13.83) %
         Return on average equity                 (15.18) %          (19.92) %
         Average equity to average assets          33.05  %           69.44  %

         Bancorp's net loss for the quarter ended December 31, 2001 was $492,167.

Results of Operations

         Since there were no operations during the first nine months of 2001, comparisons of results of operations to the corresponding period in the prior year is not meaningful. The income and expenses from operations during the year ended December 31, 2002 are typical of a new bank and bank holding company, and there were no unusual financial matters during the year ended December 31, 2002.

Liquidity

         Bancorp's liquidity position as of December 31, 2002 and December 31, 2001 consisted of liquid assets totaling $12.6 million and $11.4 million, respectively. This represents 35.5% and 65.6% of total assets at December 31, 2002 and 2001, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, held to maturity securities maturing in one year or less and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

         Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Capital

         The following table illustrates the Bank's regulatory capital ratios at December 31:

                                                2002          2001
                                                ----          ----
         Leverage Capital                       23.76%       67.40 %
         Tier 1 Risk - Based Capital            31.52%       90.54 %
         Total Risk - Based Capital             32.43%       90.66 %

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

         The exposure to interest rate risk is monitored by the Asset and Liability Management Committee ("ALCO") consisting of senior management personnel and selected members of the Board of Directors. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors on a quarterly basis regarding the status of ALCO activities within the Company.

Impact of Inflation and Changing Prices

         Bancorp's financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this fact, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp's earnings in future periods. "Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

         Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis or Plan of Operation", may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its bearing liabilities, (2) the timing of re-pricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy,
(4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the effect of Bancorp's opening of branches, (8) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in Bancorp's filings with the SEC.

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

Item 7.  Financial Statements

         The consolidated balance sheets of Bancorp as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 11, 2003 are included as part of this Form 10-KSB in the "Financial Report" following page 31 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The information required by this Item 9 is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement for its 2003 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

Item 10.  Executive Compensation

         The information required by this Item 10 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 11 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions and Related Stockholder Matters

         The information required by this Item 12 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K

(a)      Exhibits

3(i) Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

3(ii) By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

21.      Subsidiaries (See Exhibit 21 attached hereto)

         (b) Reports on Form 8-K

         The issuer filed one report on Form 8-K during the fourth quarter of 2002.

         Resignation, effective November 26, 2002, of Paul V. Erwin, the Chief Financial Officer of Bancorp.

The 8-K report was filed on November 27, 2002.

Item 14. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Interim Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Interim Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting him to the material information relating to us required to be included in our periodic SEC filings.

           (b) Changes in Internal Controls

           There have not been any significant changes in Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly

                                             SOUTHERN CONNECTICUT BANCORP, INC.
                                             (Registrant)

                                             By: /S/ Joseph V. Ciaburri
                                                 -----------------------
                                             Name: Joseph V. Ciaburri
                                             Title: Chairman and
                                                     Chief Executive Officer

                                             Date: March 31, 2003

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/S/ Joseph V. Ciaburri                       March 31, 2003
--------------------------------------       --------------
Joseph V. Ciaburri                           Date
Chief Executive Officer and Director

/S/ Elmer F. Laydon                          March 31, 2003
--------------------------------------       --------------
Elmer F. Laydon                              Date
Vice Chairman and Director

/S/ Juan Jose Alvarez de Lugo                March 31, 2003
--------------------------------------       --------------
Juan Jose Alvarez de Lugo                    Date
Director

/S/ G. Leon Jacobs                           March 31, 2003
--------------------------------------       --------------
G. Leon Jacobs                               Date
Director

/S/ Joshua H. Sandman                        March 31, 2003
--------------------------------------       --------------
Joshua H. Sandman                            Date
Director

/S/ Alphonse F. Spadaro, Jr.                 March 31, 2003
--------------------------------------       --------------
Alphonse F. Spadaro, Jr.                     Date
Director

/S/ Carl R. Borrelli                         March 31, 2003
--------------------------------------       --------------
Carl R. Borrelli                             Date
Director

/S/ Anthony M. Avellani                      March 31, 2003
--------------------------------------       --------------
Anthony M. Avellani                          Date
Interim Controller

                                  CERTIFICATION

         I, Joseph V. Ciaburri, Chairman and Chief Executive Officer of Southern Connecticut Bancorp, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Southern Connecticut Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003



                                            By: /S/ Joseph V. Ciaburri
                                            Joseph V. Ciaburri
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

         I, Anthony M. Avellani, Interim Controller of Southern Connecticut Bancorp, Inc., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Southern Connecticut Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003



                                           By:  /S/ Anthony M. Avellani
                                           Anthony M. Avellani
                                           Interim Controller

                                  CERTIFICATION


         I, Joseph V. Ciaburri, the Chairman and Chief Executive Officer of Southern Connecticut Bancorp, Inc. (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) the annual report on Form 10-KSB of the Company for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (ii) the information contained in such annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 31, 2003


                                           By:  /S/ JOSEPH V. CIABURRI
                                               -----------------------
                                           Joseph V. Ciaburri
                                           Chairman & Chief Executive Officer

                                  CERTIFICATION


         I, Anthony M. Avellani, Interim Controller of Southern Connecticut Bancorp, Inc. (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) the annual report on Form 10-KSB of the Company for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (ii) the information contained in such annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2003


                                           By:  /S/ Anthony M. Avellani
                                           Anthony M. Avellani
                                           Interim Controller

                                Exhibit and Index


No.                                  Description                  Referral
---                                  -----------                  --------

3(i)                                       ---                      ---

3(ii)                                      ---                      ---

21                                   Subsidiaries             Attached hereto

                                    CONTENTS



--------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                    1
--------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                 2
    Consolidated Statements of Operations                       3
    Consolidated Statements of Shareholders' Equity             4
    Consolidated Statements of Cash Flows                     5-6
    Notes to Consolidated Financial Statements               7-29
--------------------------------------------------------------------

SOUTHERN CONNECTICUT BANCORP, INC.

FINANCIAL REPORT
December 31, 2002 and 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Southern Connecticut Bancorp, Inc.
New Haven, Connecticut


We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ McGladrey & Pullen, LLP


New Haven, Connecticut
March 11, 2003

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------


                                                                                        2002            2001
                                                                                   -------------------------------
ASSETS
Cash and due from banks (Note 3)                                                       $ 1,245,010      $ 686,467
Federal funds sold                                                                       1,144,000      3,670,000
Short-term investments (Note 3)                                                            662,419      6,079,864
                                                                                   -------------------------------
        Cash and cash equivalents                                                        3,051,429     10,436,331
                                                                                   -------------------------------

Available for sale securities (at fair value) (Note 4)                                   9,501,492              -
Held to maturity securities (fair value: 2001 $4,081,373) (Note 5)                               -      4,085,428
Federal Home Loan Bank stock (Note 9)                                                          500              -
Loans receivable (net of allowance for loan losses:  2002 $232,000;
2001 $12,000) (Note 6)                                                                  19,049,212      1,195,344
Accrued interest receivable                                                                187,672         77,892
Premises and equipment, net (Note 7)                                                     3,052,921      1,479,620
Other assets                                                                               656,889        137,784
                                                                                   -------------------------------
        Total assets                                                                  $ 35,500,115   $ 17,412,399
                                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits (Note 8)
Noninterest bearing deposits                                                           $ 6,401,759      $ 662,366
Interest bearing deposits                                                               18,591,172      6,121,665
                                                                                   -------------------------------
        Total deposits                                                                  24,992,931      6,784,031

Securities sold under agreements to repurchase                                             822,259              -
Accrued expenses and other liabilities                                                     178,489        182,221
Capital lease obligations (Note 10)                                                      1,191,852        850,000
Deferred tax liability (Note 11)                                                            39,905              -
                                                                                   -------------------------------
        Total liabilities                                                               27,225,436      7,816,252
                                                                                   -------------------------------

Commitments and Contingencies (Notes 9, 10, 12, 14, 15 and 18)

Shareholders' Equity (Notes 2, 12 and 15)
Preferred stock, no par value; 500,000 shares authorized;
none issued                                                                                      -              -
Common stock, par value $.01; shares authorized:  2002 - 5,000,000;
2001 - 2,500,000; shares issued and outstanding:  966,667 in 2002 and 2001                   9,667          9,667
Additional paid-in capital                                                              10,705,382     10,705,382
Accumulated deficit                                                                     (2,502,915)    (1,118,902)
Accumulated other comprehensive income - net unrealized gain on
available for sale securities                                                               62,545              -
                                                                                   -------------------------------
        Total shareholders' equity                                                       8,274,679      9,596,147
                                                                                   -------------------------------

        Total liabilities and shareholders' equity                                    $ 35,500,115   $ 17,412,399
                                                                                   ===============================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------


                                                                                          2002           2001
                                                                                     ------------------------------
Interest Income:
Interest and fees on loans                                                                $ 753,903        $ 7,361
Interest on securities                                                                      263,529          1,950
Interest on Federal funds sold and short-term investments                                   118,291        122,605
                                                                                     ------------------------------
        Total interest income                                                             1,135,723        131,916
                                                                                     ------------------------------

Interest Expense:
Interest expense on deposits (Note 8)                                                       300,694         21,148
Interest expense on capital lease obligations                                               137,402         31,626
Interest expense on repurchase agreements                                                     3,717              -
                                                                                     ------------------------------
        Total interest expense                                                              441,813         52,774
                                                                                     ------------------------------

        Net interest income                                                                 693,910         79,142
                                                                                     ------------------------------

Provision for Loan Losses (Note 6)                                                          220,000         12,000
                                                                                     ------------------------------
        Net interest income after
        provision for loan losses                                                           473,910         67,142
                                                                                     ------------------------------

Noninterest Income - service charges and fees                                                75,761            581
                                                                                     ------------------------------

Noninterest Expenses:
Salaries and benefits (Note 9)                                                              913,853        371,038
Professional services                                                                       368,131        213,664
Occupancy and equipment expense                                                             183,550         86,210
Advertising and promotional expenses                                                         97,732         40,824
Data processing and other outside services                                                  124,841         20,179
Forms, printing and supplies                                                                 39,036         19,886
Organizer warrant expense (Note 12)                                                               -         70,000
Other operating expenses                                                                    206,541        130,139
                                                                                     ------------------------------
        Total noninterest expenses                                                        1,933,684        951,940
                                                                                     ------------------------------

        Net loss                                                                        $(1,384,013)    $ (884,217)
                                                                                     ==============================

Basic and Diluted Loss per Share                                                        $     (1.43)    $    (2.10)
                                                                                     ==============================

Dividends per Share                                                                     $         -     $        -
                                                                                     ==============================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2002 and 2001
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                                      Additional                      Other
                                               Number      Common      Paid-In      Accumulated   Comprehensive
                                              of Shares    Stock       Capital        Deficit         Income          Total
                                             ------------------------------------------------------------------------------------
Balance, December 31, 2000                             -        $ -            $ -     $ (234,685)           $ -      $ (234,685)

Net loss                                               -          -              -       (884,217)             -        (884,217)

Issuance of common stock (Note 2)                966,667      9,667     10,635,382              -              -      10,645,049

Issuance of common stock warrants (Note 12)            -          -         70,000              -              -          70,000
                                             ------------------------------------------------------------------------------------

Balance, December 31, 2001                       966,667      9,667     10,705,382     (1,118,902)             -       9,596,147
                                                                                                                  ---------------

Comprehensive income:
Net loss                                               -          -              -     (1,384,013)             -      (1,384,013)
Unrealized holding gain on available for
sale securities (Note 17)                              -          -              -              -         62,545          62,545
                                                                                                                  ---------------
Total comprehensive income (loss)                                                                                     (1,321,468)
                                             ------------------------------------------------------------------------------------

Balance December 31, 2002                        966,667    $ 9,667   $ 10,705,382   $ (2,502,915)      $ 62,545     $ 8,274,679
                                             ==================================================================== ===============

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------


                                                                                     2002             2001
                                                                               -----------------------------------
Cash Flows From Operations
Net loss                                                                              $ (1,384,013)       $ (884,217)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization and accretion of premiums and discounts
     on investments, net                                                                    47,441               765
     Provision for loan losses                                                             220,000            12,000
     Depreciation and amortization                                                         117,498            24,605
         Issuance of stock warrants to organizers                                              -              70,000
         Changes in assets and liabilities:
         Increase in deferred loan fees                                                     54,091             1,494
         Increase in accrued interest receivable                                          (109,780)          (77,892)
         Decrease (increase) in other assets                                                 1,895          (127,942)
         (Decrease) increase in accrued expenses and other liabilities                      (3,732)           71,635
                                                                                  -----------------------------------
         Net cash used in operating activities                                          (1,056,600)         (909,552)
                                                                                  -----------------------------------

Cash Flows From Investing Activities
   Purchases of available for sale securities                                           (1,890,699)                -
   Principal repayments on available for sale securities                                     7,173                 -
   Purchases of held to maturity securities                                             (6,277,529)       (4,086,193)
   Maturities of held to maturity securities                                             2,800,000                 -
   Purchase of FHLB stock                                                                     (500)                -
   Net increase in loans receivable                                                    (18,127,959)       (1,208,838)
   Purchase of life insurance policy                                                      (521,000)                -
   Purchases of premises and equipment                                                  (1,348,763)         (654,225)
                                                                                  -----------------------------------
   Net cash used in investing activities                                               (25,359,277)       (5,949,256)
                                                                                  -----------------------------------

   Cash Flows From Financing Activities
   Net increase in demand, savings and money market deposits                            15,295,349         3,437,756
   Net increase in time certificates of deposit                                          2,913,551         3,346,275
   Net increase in securities sold under agreements to repurchase                          822,259                 -
   Principal repayments on capital lease obligations                                          (184)                -
   Decrease in deferred stock issuance costs                                                     -            76,192
   Decrease in advances from organizers and other individuals                                    -          (260,000)
   Net proceeds from sale of common stock                                                        -        10,645,049
                                                                                  -----------------------------------
        Net cash provided by financing activities                                       19,030,975        17,245,272
                                                                                  -----------------------------------

        Net (decrease) increase in cash and cash equivalents                            (7,384,902)       10,386,464

   Cash and cash equivalents
   Beginning                                                                            10,436,331            49,867
                                                                                  -----------------------------------

   Ending                                                                              $ 3,051,429      $ 10,436,331
                                                                                 ===================================


SOUTHERN CONNECTICUT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------


                                                                                             2002             2001
                                                                                      -----------------------------------
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of held to maturity securities to available for sale securities (Note 5)         $ 7,517,682        $        -
                                                                                      ===================================

Unrealized holding gains on available for sale securities arising during the period       $   102,450        $        -
                                                                                      ===================================

Capital lease incurred for acquisition of building                                        $   342,036        $  850,000
                                                                                      ===================================

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest                                                                                  $   417,344        $   42,080
                                                                                      ===================================

Income taxes                                                                              $         -        $        -
                                                                                      ===================================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001
--------------------------------------------------------------------------------



Note 1. Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, the Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and one branch office in Branford, Connecticut.

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

Significant group concentrations of credit risk
-----------------------------------------------

Most of the Company's activities are with customers located within the New Haven County region of Connecticut. Notes 4 and 5 discuss the types of securities that the Company invests in and Note 6 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

Principles of consolidation and basis of financial statement presentation
-------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


contingent assets and liabilities as of the date of the balance sheet and the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.

The following is a summary of the Company's significant accounting policies.

Cash and cash equivalents and statement of cash flows
-----------------------------------------------------

Cash and due from banks, Federal funds sold, and short-term investments are recognized as cash equivalents in the statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash flows from deposits are reported net. The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed Federally insured limits. The Company has not experienced any losses from such concentrations.

Investments in debt and marketable equity securities
----------------------------------------------------

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. "Trading" securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

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

Management considers all nonaccrual loans, other loans past due 90 days or more, and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days, based on contractual terms, are considered minor collection delays, and the related loans are not considered to be impaired. The Company considers consumer installment loans to be pools of small balance homogeneous loans, which are collectively evaluated for impairment.

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

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process,

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

periodically review the Company's allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or charge-offs based on the agencies' judgments about information available to them at the time of their examination.

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

Transfers of financial assets
-----------------------------

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either
(a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Premises and equipment
----------------------

Premises and equipment are stated at cost for purchased assets, and for assets under capital lease, at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 20 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------



Securities sold under agreements to repurchase
----------------------------------------------

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to three days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

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

Stock compensation plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company's stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. During 2002, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for 2002 and 2001 would have been increased to the pro forma amounts shown below:

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


                                                                  2002               2001
                                                             --------------------------------------
  Net loss, as reported                                      $    (1,384,013)   $        (884,217)

  Deduct:  total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                            (138,009)             (81,167)
                                                             ---------------------------------------

  Pro forma net loss                                         $    (1,522,022)   $        (965,384)
                                                             =======================================

  Basic and diluted loss per share:
  As reported                                                $         (1.43)   $          (2.10)
                                                             =======================================

  Pro forma                                                  $         (1.57)   $          (2.29)
                                                             =======================================

Related party transactions
--------------------------

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes 3, 10 and 16 contain details regarding related party transactions.

Comprehensive income
--------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders' equity section of the balance sheets, such items, along with net income or loss, are components of comprehensive income.

Fair value of financial instruments
-----------------------------------

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

      Cash and due from banks, Federal funds sold, short-term investments, accrued interest receivable and securities sold under agreements to repurchase

      The carrying amount is a reasonable estimate of fair value.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

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

      Deposits

      The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

      Off-balance-sheet instruments

      Fair values for the Company's off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Note 2.  Common Stock Offering

On July 26, 2001, the Company completed the initial public offering of its common stock through the sale of 966,667 shares of its $0.01 par value common stock at an offering price of $12.00 per share. The net proceeds of the offering and conversion of $554,000 of advances from the Bank's organizers and other individuals amounted to $10,645,049, net of stock issuance costs of $954,951. The par value of the shares issued, $9,667, was credited to common stock and the excess of the net proceeds and conversion of advances over the par value of the shares, $10,635,382, was credited to additional paid-in capital.

Note 3.  Restrictions on Cash and Cash Equivalents

At December 31, 2002, the Company was required to maintain $25,000 in the Federal Reserve Bank for clearing purposes. In addition, approximately $100,000 of short-term investments are maintained at another financial institution to secure available customer letters of credit with that institution, and approximately $10,000 of short-term investments are maintained with that institution to secure an available credit card line of credit for a Company director.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

Note 4.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2002 are as follows:

                                                                       Gross            Gross
                                                    Amortized        Unrealized      Unrealized          Fair
    2002                                               Cost            Gains           Losses           Value
                                                 -------------------------------------------------------------------
    U.S. Government Agency obligations                $ 8,902,682        $ 110,252        $ (1,000)     $ 9,011,934
    Mortgage-backed securities                            496,360                -          (6,802)         489,558
                                                 -------------------------------------------------------------------
                                                      $ 9,399,042        $ 110,252        $ (7,802)     $ 9,501,492
                                                 ===================================================================

The amortized cost and fair value of available for sale debt securities at December 31, 2002 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

                                          Amortized          Fair
                                            Cost            Value
                                       ---------------------------------

Maturity:
Within one year                            $ 2,008,973      $ 2,017,189
After 1 but within 5 years                   5,008,709        5,095,975
After 5 but within 10 years                  1,300,000        1,313,220
Over 10 years                                  585,000          585,550
Mortgage-backed securities                     496,360          489,558
                                       ---------------------------------
                                           $ 9,399,042      $ 9,501,492
                                       =================================


At December 31, 2002, available for sale securities with a carrying value of $2,568,750 were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

During 2002, there were no sales of available for sale securities.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

Note 5.  Held to Maturity Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of held to maturity securities at December 31, 2001 are as follows:

         2001                                                     Gross            Gross
                                               Amortized        Unrealized       Unrealized          Fair
                                                 Cost             Gains            Losses           Value
                                            ---------------------------------------------------------------------
         U.S. Government Agency obligations     $ 4,085,428     $     --       $      4,055       $ 4,081,373
                                            =====================================================================

In December 2002, the Company transferred all of its held to maturity securities, which had a carrying value of $7,517,682, to the available for sale category. At the time of the transfer, the Company recognized an unrealized gain of $66,973, net of taxes, as an adjustment to other comprehensive income. The transfer of these securities resulted from a change in the Company's overall investment strategies and for liquidity purposes.

There were no sales of held to maturity securities during 2002 and 2001.

Note 6.  Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2002 and 2001 is as follows:

                                                                                   2002               2001
                                                                            --------------------------------------
            Commercial mortgages                                            $      8,808,320        $   350,000
            Commercial loans                                                       7,404,050            742,633
            Construction and land loans, net of undisbursed
                portion of $19,830 in 2002                                           569,229                  -
            Residential mortgages                                                  1,531,186                  -
            Consumer home equity loans                                               314,082             40,000
            Consumer installment loans                                               709,930             76,205
                                                                            --------------------------------------
                       Total loans                                                19,336,797          1,208,838
            Net deferred loan fees                                                   (55,585)            (1,494)
            Allowance for loan losses                                               (232,000)           (12,000)
                                                                            --------------------------------------
                       Loans receivable, net                                $     19,049,212        $ 1,195,344
                                                                            ======================================

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


The changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 are as follows:

                                                                                      2002              2001
                                                                            -------------------------------------
            Balance, beginning of year                                           $    12,000        $        -
                Provision for loan losses                                            220,000            12,000
                Recoveries of loans previously charged-off                                 -                 -
                Loans charged-off                                                          -                 -
                                                                            -------------------------------------
            Balance, end of year                                                 $   232,000        $   12,000
                                                                            =====================================

At December 31, 2002 and 2001, there were no loans delinquent 90 days or more and no other loans placed on nonaccrual status. As of and for the year ended December 31, 2002 and 2001, no loans were considered impaired by the Company.

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

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer on an individual basis and, when deemed appropriate, obtains collateral. Collateral varies by each borrower and loan type. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Important types of collateral include business assets, real estate, automobiles, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

Note 7. Premises and Equipment

At December 31, 2002 and 2001, premises and equipment consisted of the following:

                                                                                      2002               2001
                                                                            -------------------------------------
        Premises under capital lease                                          $    1,192,036       $    850,000
        Leasehold improvements                                                       816,268            353,934
        Furniture and fixtures                                                       201,134            117,889
        Equipment                                                                    376,798            182,402
        Construction in progress                                                     608,788                 -
                                                                            -------------------------------------
                                                                                   3,195,024          1,504,225
        Less accumulated depreciation and amortization                              (142,103)           (24,605)
                                                                            -------------------------------------
                                                                              $    3,052,921       $  1,479,620
                                                                            =====================================

For the year ended December 31, 2002 and 2001, depreciation and amortization expense related to premises and equipment totaled $117,498 and $24,605, respectively.

Premises under capital lease of $1,192,036 and $850,000, and related accumulated amortization of $57,489 and $10,714, as of December 31, 2002 and 2001, respectively, are included in premises and equipment.

Note 8.  Deposits

At December 31, 2002 and 2001, deposits consisted of the following:

                                                                                  2002              2001
                                                                            -------------------------------------
        Noninterest bearing                                                    $   6,401,759      $    662,366
                                                                            -------------------------------------
        Interest bearing:
            Time certificates, less than $100,000                                  2,610,756         1,243,088
            Time certificates, $100,000 or more                                    3,740,551         2,194,668
            Savings                                                                1,029,433           396,712
            Money market                                                           8,858,585         1,315,208
            Checking                                                               2,351,847           971,989
                                                                            -------------------------------------
              Total interest bearing                                              18,591,172         6,121,665
                                                                            -------------------------------------
                   Total deposits                                             $   24,992,931      $  6,784,031
                                                                            =====================================

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


Contractual maturities of time certificates of deposit as of December 31, 2002 are summarized below:

            Due within:
                1 year                            $ 4,735,139
                1-2 years                             486,451
                2-3 years                             541,343
                3-4 years                             140,000
                4-5 years                             448,374
                                              ------------------
                                                  $ 6,351,307
                                              ==================

Interest expense on certificates of deposit in denominations of $100,000 or more was $87,538 and $5,305 for the years ended December 31, 2002 and 2001, respectively.

Note 9.  Commitments

Federal Home Loan Bank borrowings and stock
-------------------------------------------

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2002, the Bank has the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities. No ready market exists for FHLB stock and it has no quoted market value. For disclosure purposes, such stock is assumed to have a market value which is equal to cost since the Bank can redeem the stock with FHLB at cost.

Employment agreements
---------------------

The Company and the Bank have entered into an employment agreement (the "Chairman Agreement") with the Chairman and Chief Executive Officer of the Company and the Bank with an initial term of five years beginning October 1, 2001, which may be extended for additional one-year terms at the end of the initial term. The Chairman Agreement provides for a base salary with annual adjustments, and an annual bonus, as determined by the Board of Directors. The Chairman Agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment and bank-related education and convention expenses.

During the organization period through the date the Company completed its initial public offering, the Directors agreed to adopt the terms of the Chairman Agreement, except that compensation for the Chairman was provided at two-thirds of the salary stipulated in the Chairman Agreement.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


Also, under the Chairman Agreement, the Company issued to the Chairman options to purchase 50,000 shares of the Company's stock under the terms of the Company's 2001 Stock Option Plan (see Note 12).

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

Also, the Company entered into a three year employment agreement (the "President Agreement") with the President of the Bank beginning on October 1, 2001. The President Agreement provided for a base salary and an annual bonus as determined by the Board of Directors. The President Agreement also provided for vacation and various insurance benefits and reimbursement for travel, entertainment and Bank-related education and convention expenses. Also, under the President Agreement, the Company issued to the President options to purchase 20,000 shares of the Company's stock under the terms of the Company's 2001 Stock Option Plan (see Note 12). During the organization period through the date the Company completed its initial public offering, the Directors agreed to adopt the terms of the President Agreement, except that compensation for the President was provided at two-thirds of the salary stipulated in the President Agreement. As of December 31, 2002, the Company terminated the President's employment.

Other
-----

The Company expects to open its second bank branch office in New Haven, Connecticut in the first quarter of 2003. The Company expects to incur approximately $492,000 of additional improvements in 2003 to its new branch office building which it owns.

Note 10. Lease and Subleases

The Company leases the Bank's main office under a twenty year capital lease that expires in 2021. In addition, the Company leases its Branford branch office under a twenty year capital lease that expires in 2022. Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance. The Company also leases the driveway to its main office and certain equipment under noncancelable operating leases.

The Company has also entered into a five-year sublease agreement for excess office space in its premises with a tenant, the principal of which is related to the Company's Vice Chairman. During 2001 and 2002, the Company also had a sublease with another related party, which lease was terminated in early 2003 when such related party became an officer of the Bank.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

At December 31, 2002, future minimum lease payments to be made and received under these leases by year and in the aggregate, are as follows:

         Year                                         Capital Leases        Operating Leases   Sublease Income
         --------------------------------------------------------------------------------------------------------
         2003                                        $         152,461      $          6,598       $     13,272
         2004                                                  156,984                 6,598             13,690
         2005                                                  161,506                 6,598             14,107
         2006                                                  166,028                 5,108              3,552
         2007                                                  171,424                 3,618                 -
         2008 and thereafter                                 2,988,931                47,937                 -
                                                     --------------------   --------------------------------------
                                                             3,797,334      $         76,457       $     44,621
                                                                            ======================================
         Less amount representing interest                  (2,605,482)
                                                     --------------------

         Present value of future minimum lease
             payments - capital lease obligation     $       1,191,852
                                                     ====================

Prior to August 1, 2001, the Company leased its premises under an operating lease arrangement and paid $4,117 per month for the period April 1, 2001 through July 31, 2001, at which time rent of $8,950 per month commenced. Upon commencement of operations, the long-term commitment under the lease was classified as a capital lease. Total rent expense charged to operations under the operating leases approximated $3,000 and $36,800 for the years ended December 31, 2002 and 2001, respectively. Rental income under the subleases approximated $17,800 and $7,200 for the years ended December 31, 2002 and 2001, respectively.

Note 11. Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2002 and 2001 is as follows:

                                                                                      2002              2001
                                                                            -------------------------------------
        Benefit for income taxes at statutory Federal rate                       $   470,564        $  300,634
        State taxes, net of Federal benefit                                           68,179            43,769
        Increase in valuation allowance                                             (526,329)         (316,236)
        Other                                                                        (12,414)          (28,167)
                                                                            -------------------------------------
                                                                                 $         -        $        -
                                                                            =====================================

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


At December 31, 2002 and 2001, the components of gross deferred tax assets are as follows:

                                                                                      2002              2001
                                                                            -------------------------------------
        Deferred tax assets:
            Allowance for loan losses                                            $    90,364        $    4,674
            Net operating loss carryforwards                                         672,862           156,180
            Start-up costs                                                           194,183           245,048
            Other                                                                     36,681             6,804
                                                                            -------------------------------------
              Gross deferred tax assets                                              994,090           412,706
            Less valuation allowance                                                (933,975)         (407,646)
                                                                            -------------------------------------
              Deferred tax assets - net of valuation allowance                        60,115             5,060
                                                                            -------------------------------------

        Deferred tax liabilities:
            Tax bad debt reserve                                                      15,162             5,060
            Depreciation                                                              44,953                -
            Unrealized gain on available for sale securities                          39,905                -
                                                                            -------------------------------------
              Gross deferred tax liabilities                                         100,020             5,060
                                                                            -------------------------------------

              Net deferred tax liability                                         $   (39,905)       $       -
                                                                            =====================================

As of December 31, 2002, the Company had tax net operating loss carryforwards of approximately $1,727,000 available to reduce future Federal and state taxable income, which expire in 2021 and 2022.

The net changes in the valuation allowance for 2002 and 2001 were increases of $526,329 and $316,236, respectively, to adjust deferred tax assets to amounts considered by management more likely than not to be realized.

Note 12. Shareholders' Equity

Income (loss) per share
-----------------------

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic and fully diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share. For the periods presented, the common stock equivalents described below have been excluded from the computation of the net loss per share because the inclusion of such equivalents is anti-dilutive. Weighted average shares outstanding were 966,667 and 421,096 for the years ended December 31, 2002 and 2001, respectively.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------



Stock options
-------------

The Company has adopted two stock option plans, the 2001 Stock Option Plan (the "2001 Option Plan") and the 2002 Stock Option Plan (the "2002 Option Plan"), under which an aggregate of 340,000 shares of the Company's common stock are reserved for issuance upon the exercise of both incentive options and nonqualified options granted under both option plans.

Under both option plans, the exercise price for each share covered by an option may not be less than the fair market value of a share of the Company's common stock on the date of grant. For incentive options granted to a person who owns more than 10% of the combined voting power of the Company or any subsidiary ("ten percent shareholder"), the exercise price cannot be less than 110% of the fair market value on the date of grant.

Options under both options plans have a term of ten years unless otherwise determined at the time of grant, except that incentive options granted to any ten percent shareholder will have a term of five years unless a shorter term is fixed. Under both option plans, unless otherwise fixed at the time of grant, 40% of the options become exercisable one year from the date of grant, and 30% of the options become exercisable at each of the second and third anniversaries from the date of grant.

Upon adoption of the 2002 Option Plan in May 2002, the Company determined that no additional options will be granted under the 2001 Option Plan.

A summary of the status of the stock options at December 31, 2002 and 2001, and changes during the year then ended, is as follows:

                                                                 2002                            2001
                                                     ----------------------------------------------------------------

                                                                      Weighted-                       Weighted-
                                                       Number          Average        Number           Average
                                                         of            Exercise         of             Exercise
                                                       Shares           Price         Shares            Price
                                                     ----------------------------------------------------------------
      Outstanding at beginning of year                   78,000        $  12.00             -         $      -
      Granted                                            14,800           12.00         78,000               12.00
      Terminated                                        (25,400)          12.00             -                -
                                                     ----------------------------------------------------------------
      Outstanding at end of year                         67,400        $  12.00         78,000        $      12.00
                                                     ================================================================

      Exercisable at end of year                         21,200                          -
                                                     =============                   ============

      Weighted-average fair value per option
          of options granted during the year              $2.09                          $4.55
                                                     =============                   ============

The weighted-average remaining contractual life for the options outstanding at December 31, 2002 and 2001 is 8.7 and 9.6 years, respectively.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


Stock warrants
--------------

The Company adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the "Warrant Plans"), under which an aggregate of 100,000 shares of the Company's common stock were reserved for issuance upon the exercise of warrants granted to non-employee directors of the Company and the Bank, and certain other individuals involved in the organization of the Bank.

The exercise price for each share covered by a warrant under the Warrant Plans is $12.00, the initial public offering price of the Company's common stock.

Warrants under the Warrant Plans will have a term of ten years. Forty percent of the warrants become exercisable one year from the date of grant, 30% of the warrants become exercisable at each of the second and third anniversaries from the date of grant.

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

A summary of the status of the warrants at December 31, 2002 and 2001, and changes during the years then ended, is as follows:

                                                              2002                              2001
                                                 -------------------------------------------------------------------
                                                                    Weighted-                         Weighted-
                                                   Number            Average        Number             Average
                                                     of              Exercise         of              Exercise
                                                   Shares             Price         Shares              Price
                                                 -------------------------------------------------------------------
         Outstanding at beginning of year            72,681          $     12.00           -          $         -
         Granted                                          -                   -       72,681                12.00
         Exercised                                        -                   -            -                    -
                                                   -----------------------------------------------------------------
         Outstanding at end of year                  72,681          $     12.00      72,681          $     12.00
                                                   =================================================================

         Exercisable at end of year                  29,072                             -
                                                   ===========                       ==========

         Weighted-average fair value per
             warrant of warrants granted during
             the year                                N/A                               $3.22
                                                   ===========                       ==========

The weighted-average remaining contractual life for the warrants outstanding at December 31, 2002 and 2001 is 8.7 and 9.7 years, respectively.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


The fair value of options and warrants issued in 2002 and 2001 was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                 2002               2001
                                            ----------------------------------

            Dividend rate                          -                  -
            Risk free interest rate              2.28%          4.65% - 4.73%
            Weighted-average expected lives    8 years           7-8 years
            Volatility                           20%                20%

Note 13. 401(k) Profit Sharing Plan

The Bank's employees are eligible to participate in the Bank of Southern Connecticut 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan.
Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no discretionary contributions made by the Bank during 2002 and 2001.

Note 14. Financial Instruments with Off-Balance-Sheet Risk

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

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------



Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2002:

                                                  2002                 2001
                                            ------------------------------------

     Commitments to extend credit:
         Future loan commitments            $       2,890,000    $ 1,073,000
         Unused lines of credit                     5,518,023        541,967
         Undisbursed construction loans                19,830        -
         Letters of credit                            338,059        -
                                            -----------------------------------
                                            $       8,765,912    $ 1,614,967
                                            ===================================

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

Note 15. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since then, that management believes have changed the Bank's category.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


The Bank's actual capital amounts and ratios at December 31, 2002 and 2001 were (dollars in thousands):

                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
2002                                            Actual                   Purposes              Action Provisions
                                        -----------------------------------------------------------------------------
                                         Amount       Ratio          Amount     Ratio         Amount      Ratio
                                        -----------------------------------------------------------------------------
Total Capital to Risk-Weighted Assets   $   8,309       32.43%      $  2,050      8.00%      $  2,562       10.00%
Tier I Capital to Risk-Weighted Assets      8,077       31.52%         1,025      4.00%         1,537        6.00%
Tier I Capital to Average Assets            8,077       23.76%         1,360      4.00%         1,700        5.00%


                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
2001                                            Actual                   Purposes              Action Provisions
----
                                        -----------------------------------------------------------------------------
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

Restrictions on dividends, loans or advances
--------------------------------------------

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay dividends in excess of the Bank's net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the FRB may impose further dividend restrictions on the Company. During 2002, the Bank requested, and was granted, permission from the State of Connecticut Department of Banking, to pay a special dividend to the Company in the amount of $200,000. At December 31, 2002 and 2001, no dividends may be declared by the Bank without regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

Note 16.   Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2002 are as follows:

        Balance, beginning of year               $         -
        Additional loans                                   726,139
        Repayments                                        (201,501)
                                                 --------------------
        Balance, end of year                     $         524,638
                                                 ====================

There were no loans to related parties outstanding at December 31, 2001.

Related party deposits aggregated approximately $3,999,000 and $2,014,000 as of December 31, 2002 and 2001, respectively.

Included in professional services for the years ended December 31, 2002 and 2001 are approximately $7,900 and $46,500, respectively, in legal fees incurred for services provided by law firms, principals of which are directors of the Company. Included in consulting fees for the years ended December 31, 2002 and 2001 are $127,400 and $31,900, respectively, in consulting fees and expenses paid to entities, the principals of which are related to Company directors.

In addition,  during 2002 and 2001, the Company paid  approximately  $46,900 and
$52,000  for  capital   expenditures  and  maintenance  to  certain   companies,
principals of which are directors of the Company.

Also, the Company purchased investment securities, including accrued interest and fees, of approximately $8,176,000 through an investment brokerage firm, an employee of which is related to the Company's Chairman and Chief Executive Officer.

Lastly, as described in Note 10, rental income of approximately $14,800 and $7,200 was received in 2002 and 2001, respectively, from tenants, the principals of which are related to the Company's Chairman and Chief Executive Officer, and the Company's Vice Chairman.

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------

Note 17.  Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                    2002
                                                              ---------------------------------------------------

                                                                Before-Tax          Taxes          Net-of-Tax
                                                                  Amount                             Amount
                                                              ----------------------------------------------------
     Unrealized holding losses arising during period          $       (7,252)  $        2,824       $   (4,428)

     Add:  adjustment for unrealized gains of held to
         maturity securities transferred to available for
         sale securities                                             109,702          (42,729)          66,973
                                                              ---------------------------------------------------

     Unrealized holding gain on available for sale
         securities, net of taxes                             $      102,450   $      (39,905)      $   62,545
                                                              ===================================================

Note 18. Fair Value of Financial Instruments and Interest Rate Risk

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2002 and 2001. The estimated fair value amounts for 2002 and 2001 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the

SOUTHERN CONNECTICUT BANCORP, INC.

December 31, 2002 and 2001
-------------------------------------------------------------------------------


estimate, comparisons between the Company's disclosures and those of other bank holding companies may not be meaningful.

As of December 31, 2002 and 2001, the recorded book balances and estimated fair values of the Company's financial instruments were (in thousands):


                                                                 2002                              2001
                                                    --------------------------------------------------------------
                                                       Recorded                         Recorded
                                                         Book                             Book
                                                       Balance       Fair Value          Balance       Fair Value
                                                    --------------------------------------------------------------
       Financial Assets:
       Cash and due from banks                         $ 1,245,010     $ 1,245,010    $   686,467     $   686,467
       Federal funds sold                                1,144,000       1,144,000      3,670,000       3,670,000
       Short-term investments                              662,419         662,419      6,079,864       6,079,864
       Available for sale securities                     9,501,492       9,501,492              -               -
       Held to maturity securities                               -               -      4,085,428       4,081,373
       Federal Home Loan Bank stock                            500             500              -               -
       Loans receivable, net                            19,049,212      19,029,150      1,195,344       1,195,344
       Accrued interest receivable                         187,672         187,672         77,892          77,892

       Financial Liabilities:
       Noninterest-bearing deposits                      6,401,759       6,401,759        662,366         662,366
       Time certificates of deposits                     6,351,307       6,383,715      3,437,756       3,437,756
       Savings deposits                                  1,029,433       1,029,433        396,712         396,712
       Money market deposits                             8,858,585       8,858,585      1,315,208       1,315,208
       Interest bearing checking accounts                2,351,847       2,351,847        971,989         971,989
       Repurchase agreements                               822,259         822,259              -               -

Unrecognized financial instruments
----------------------------------

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2002 and 2001.

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