Form 10-Q
period 2003-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2003-05-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                               -------------------

                                F O R M 10 - QSB

[x]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003


Commission file number 0-49784


                       SOUTHERN CONNECTICUT BANCORP, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

               Connecticut                                   06-1594123
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
              or Organization)                                Number)

             215 Church Street
          New Haven, Connecticut                                06510
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (203) 782-1100
                                 --------------
                           (Issuer's Telephone Number)




The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of May 6, 2003: 966,667
                               -------


Transitional Small Business Disclosure Format

Yes  __  No  X
            ---



                                Table of Contents
                                     Part I
                              Financial Information
                                                                                                 Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       March 31, 2003 (unaudited) and December 31, 2002                                             3

       Consolidated Statements of Operations
       for the three months ended March 31, 2003 and 2002 (unaudited)                               4

       Consolidated Statements of Changes in
       Shareholders' Equity for the three months ended March 31, 2003
       and 2002 (unaudited)                                                                         5

       Consolidated Statements of Cash Flows for the three months ended
       March 31, 2003 and 2002 (unaudited)                                                          6

       Notes to Consolidated Financial Statements (unaudited)                                       7

Item 2. Management's Discussion and Analysis or plan of operation                                  10

Item 3. Controls and Procedures                                                                    18
                                     Part II
                                Other Information
Item 1. Legal Proceedings                                                                          18

Item 2. Changes in Securities and Use of Proceeds                                                  18

Item 3. Defaults Upon Senior Securities                                                            18

Item 4. Submission of Matters to a Vote of Security Holders                                        18

Item 5. Other Information                                                                          18

Item 6. Exhibits and Reports on Form 8-K                                                           19

Signatures                                                                                         21

Section 302 Certification by Chairman and Chief Executive Officer                                  22
Section 302 Certification by President and Chief Operating Officer                                 23
Section 302 Certification by Controller                                                            24

Section 906 Certification by Chairman and Chief Executive Officer                                  25
Section 906 Certification by President and Chief Operating Officer                                 26
Section 906 Certification by Controller                                                            27

Exhibit Index                                                                                      28






                                                             PART I
                                                     Financial Information
Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2003 (unaudited) and December 31, 2002
                                                                                       2003                2002
                                                                                       ----                ----
Assets

     Cash and due from banks                                                          $   1,424,942       $ 1,245,010
     Federal funds sold                                                                   4,363,000         1,144,000
     Short-term investments                                                               1,440,166           662,419
                                                                                --------------------------------------
                 Cash and cash equivalents                                                7,228,108         3,051,429

     Available for sale securities                                                        6,873,363         9,501,492
     FHLB stock                                                                              21,500               500
     Loans receivable (net of allowance for loan losses of
        $294,900 in 2003 and $232,000 in 2002)                                           24,212,984        19,049,212

     Accrued interest receivable                                                            168,373           187,672
     Premises and equipment, net                                                          3,123,044         3,052,921
     Other assets                                                                           643,414           656,889
                                                                                --------------------------------------
                 Total assets                                                            42,270,786      $ 35,500,115
                                                                                ======================================

Liabilities and Stockholders' Equity

       Liabilities
          Deposits
           Noninterest bearing deposits                                                $  5,685,492       $ 6,401,759
           Interest bearing deposits                                                     26,851,202        18,591,172
                                                                                --------------------------------------
                 Total deposits                                                          32,536,694        24,992,931


     Capital lease obligation                                                             1,191,852         1,191,852
     Repurchase agreements                                                                  365,526           822,259
     Accrued expenses and other liabilities                                                 144,779           178,489
     Deferred tax liability                                                                   1,552            39,905
                                                                                --------------------------------------
                 Total liabilities                                                       34,240,403        27,225,436
                                                                                --------------------------------------

     Commitments and Contingencies

     Stockholders' Equity
     Preferred stock, no par value; 500,000 shares authorized;  none issued                       -                 -
     Common stock, par value $.01; 5,000,000, shares authorized
     966,667 shares issued and outstanding                                                    9,667             9,667
     Additional paid-in capital                                                          10,705,382        10,705,382
     Accumulated deficit                                                                (2,687,098)       (2,502,915)
     Accumulated other comprehensive income - net unrealized
     gain on available for sale securities                                                    2,432            62,545
                                                                                --------------------------------------
                 Total stockholders' equity                                               8,030,383         8,274,679
                                                                                --------------------------------------
                 Total liabilities and stockholders' equity                            $ 42,270,786    $   35,500,115
                                                                                ======================================

See Notes to Consolidated Financial Statements.






SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31 , 2003 and 2002 (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 2003             2002
                                                                 ----             ----
Interest Income
   Interest and fees on loans                                    $ 436,388         $  70,164
   Interest on securities                                           81,929            28,610
   Interest on federal funds sold and short-term investments         5,949            44,297
                                                          ----------------------------------
        Total interest income                                      524,266           143,071
                                                          ----------------------------------

Interest Expense
   Interest on deposits                                             92,464            49,958
   Interest on capital lease obligations                            41,958            31,806
   Interest on repurchase agreements                                   802                 -
                                                          ----------------------------------
        Total interest expense                                     135,224            81,764
                                                          ----------------------------------

        Net interest income                                        389,042            61,307
                                                          ----------------------------------

Provision for loan losses                                           62,900            18,000
                                                          ----------------------------------
        Net interest income after
        Provision for loan losses                                  326,142            43,307
                                                          ----------------------------------

Noninterest Income:
   Service charges and fees                                         18,080             3,838
   Gains in sale of securities available for sale                   39,505                 -
                                                          ----------------------------------
        Total noninterest income                                    57,585             3,838
                                                          ----------------------------------

Noninterest Expense
   Salaries and benefits                                           296,633           171,738
   Professional services                                            65,642            64,406
   Occupancy and equipment                                          74,585            38,095
   Advertising and promotional expense                              19,184            15,909
   Data processing and other outside services                       39,010            24,385
   Forms, printing and supplies                                     11,818             7,484
   Other operating expenses                                         61,038            38,726
                                                          ----------------------------------
        Total noninterest expenses                                 567,910           360,743
                                                          ----------------------------------

        Net loss                                                 $(184,183)        $(313,598)
                                                          ==================================

Basic and Diluted Loss per Share                                 $   (0.19)        $    (.32)
                                                          ==================================

Dividends per Share                                                      -                 -
                                                          ==================================

See Notes to Consolidated Financial Statements.










SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three Months Ended March 31, 2003 and 2002 (unaudited)

                                                                                                          Accumulated
                                          Number                    Additional                           Other
                                            Of         Common         Paid-in        Accumulated     Comprehensive
                                          Shares        Stock         Capital          Deficit          Income           Total
                                          ------        -----         -------          -------          ------           -----

Balance December 31, 2001               966,667     $  9,667     $  10,705,382    $   (1,118,902)      $      -     $ 9,596,147

  Net Loss
                                            -            -              -               (313,598)             -        (313,598)
                                       ---------------------------------------------------------------------------------------------


Balance March 31, 2002                  966,667      $ 9,667      $ 10,705,382    $   (1,432,500)             -     $ 9,282,549
                                       =============================================================================================

Balance December 31, 2002               966,667      $ 9,667      $ 10,705,382    $   (2,502,915)    $ 62,545       $ 8,274,679

Comprehensive Income:
  Net Loss                                   -            -              -        $     (184,183)             -     $  (184,183)
  Unrealized holding loss on available
    for sale securities                      -            -              -                -          ( 60,113)          (60,113)
                                                                                                                   ----------------
      Total comprehensive income (loss)                                                                                (244,296)
                                         -------------------------------------------------------------------------------------------

Balance March 31, 2003                  966,667      $ 9,667      $ 10,705,382    $   (2,687,098)    $   2,432      $ 8,030,383
                                       =============================================================================================





See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three Months Ended March 31, 2003 and 2002 (unaudited)
                                                                         Three Months Ended
                                                                              March 31,
                                                                          2003           2002
                                                                          ----           ----
Cash Flows From Operations
Net Loss                                                         $   (184,183)        $   (313,598)
Adjustments to reconcile net loss to net cash used in
  operating activities
   Amortization and accretion of premiums and discounts
    on investments, net                                                49,377               15,816
   Gains on sale of available for sale securities                     (39,505)                   -
   Provision for loan losses                                           62,900               18,000
   Depreciation and amortization                                       40,651               24,296
   Changes in assets and liabilities
    Increase (decrease) in deferred loan fees                           8,645                  (55)
    Decrease in accrued interest receivable                            19,299               22,995
    Decrease (increase) in other assets                                13,475              (16,514)
    Decrease in accrued expenses and other liabilities
                                                                      (33,710)             (92,595)
                                                              ------------------------------------
        Net cash used in operating activities                         (63,051)            (341,655)
                                                              ------------------------------------

Cash Flows From Investing Activities
 Purchases of available for sale securities                        (2,524,661)          (1,497,188)
 Proceeds from maturities of available for sale securities          2,491,452                    -
 Proceeds from sales of available for sale securities               2,553,000                    -
 Purchase of FHLB stock                                               (21,000)                   -
 Net increase in loans receivable                                  (5,235,317)          (2,800,702)
 Purchases of premises and equipment                                 (110,774)              (4,788)
                                                              ------------------------------------
        Net cash used in investing activities                      (2,847,300)          (4,302,678)
                                                              ------------------------------------

Cash Flows From Financing Activities
 Net increase in demand, savings and money market deposits          7,503,889            3,826,095
 Net increase in certificates of deposit                               39,874              638,019
 Decrease in repurchase agreements                                   (456,733)                   -
                                                              ------------------------------------
        Net cash provided by financing activities                   7,087,030            4,464,114
                                                               -----------------------------------

        Net increase (decrease) in cash and cash equivalents       4,176,679             (180,219)

Cash and cash equivalents
Beginning                                                           3,051,429           10,436,331
                                                               -----------------------------------

Ending                                                           $  7,228,108         $ 10,256,112
                                                              ====================================

Supplemental disclosures of cash flow information:                       2003                 2002
                                                                         ----                 ----
Cash paid during the three months ended March 31, for:
Interest                                                         $    131,776      $       69,246
                                                               ===================================
Income taxes                                                     $          -      $            -
                                                               ===================================

See Notes to Consolidated Financial Statements.


Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations

         Southern Connecticut Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, the Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and branch offices in New Haven (Amity) and Branford, Connecticut.

Note 2. Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying consolidated unaudited financial statements as of and for the three months ended March 31, 2003 and March 31, 2002 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2002.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Note 3. Available Borrowings

               During the quarter ended March 31, 2003 the Bank obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $4,400,000. There are no borrowings against these lines as of March 31, 2003.


Note 4. Commitments and Contingencies

         The Company entered into an employment agreement (the "President Agreement") with the new President of the Bank effective in February 2003, and expiring on December 31, 2004. The President Agreement provides for a base salary and an annual bonus as determined by the Board of Directors. The President Agreement also provides for vacation and various insurance benefits and reimbursement for automobile, travel, entertainment, club dues and Bank-related education and convention expenses. Also, under the President Agreement, the Company intends to issue to the President options to purchase 20,000 shares of the Company's stock under the terms of the Company's 2002 Stock Option Plan.

         Bancorp's wholly-owned subsidiary, The Bank of Southern Connecticut ("Bank"), is being sued by former President and Chief Operating officer Gary D. Mullin for breach of contract in connection with Mr. Mullin's dismissal for cause. Pursuant to Mr. Mullin's employment agreement with the Bank, the matter is in arbitration. Mr. Mullin notified the Bank of his claim in March 2003. The only parties to the dispute are the Bank and Mr. Mullin. Mr. Mullin is seeking $500,000 for alleged economic loss, plus attorney's fees. The Bank is seeking attorney's fees. The matter is currently pending.

Note 5. Income (Loss) Per Share

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

         For the three month periods ended March 31, 2003 and 2002, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive. Weighted average shares outstanding for the periods presented follow:

                                                          March 31
                                                 -------------------------------
                                                     2003             2002
                                                     ----             ----
                  Three month period ended       966,667               966,667

Note 6. Other Comprehensive Income

         Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                         March 31, 2003
                                                                  -------------------------------------------------------------
                                                                        Before-Tax Amount        Taxes      Net-of-Tax Amount
                                                                  -------------------------------------------------------------
Unrealized holding losses arising during the period                   $       (58,961)    $    22,966    $           (35,995)

Less: Reclassification adjustment for gains recognized in net income          (39,505)         15,387                (24,118)
                                                                  -------------------------------------------------------------
Unrealized holding loss on available for sale securities, net of
taxes                                                                 $       (98,466)    $    38,353    $           (60,113)
                                                                  =============================================================

There were no elements of comprehensive income during the three months ended March 31, 2002.

Note 7.       Stock Options

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

         Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for the quarter ended March 31, 2003 would have been increased to the pro forma amounts shown below:


For the quarter ended March 31, 2003
                                                                                            2003
                                                                                   -------------------
            Net loss, as reported                                                  $      (184,183)
            Deduct:  total stock-based employee compensation expense
                determined under fair value based method for all
                awards, net of related tax effects                                         (32,968)
                                                                                   -------------------

            Pro forma net loss                                                     $      (217,151)
                                                                                   ===================

            Basic and diluted loss per share:
            As reported                                                            $          (.19)
                                                                                   ===================
            Pro forma                                                              $          (.22)
                                                                                   ===================


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

         Bancorp has leased a free-standing building located at 215 Church Street, New Haven, Connecticut, located in the central business and financial district of New Haven. It has assigned this lease to the Bank, and the Bank has assumed all rights and obligations under this lease. Both Bancorp and the Bank operate from this facility. On October 7, 2002 the Bank opened a new branch office in Branford, Connecticut at West Main Street and Summit Place. On August 15, 2002 the Bank also purchased a building at 1475 Whalley Avenue in the Westville section of New Haven for a branch office site which was opened on March 24, 2003.

         The following table sets forth the location of the Bank's branch offices and other related information:

Office                Location                                            Status
------                --------                                            ------
Main Office           215 Church Street, New Haven, Connecticut           Leased

Branford Office       445 West Main Street, Branford, Connecticut         Leased

Amity Office          1475 Whalley Avenue, New Haven, Connecticut         Owned

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements. For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 16 of this Form 10-QSB. Currently, there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Outside of staffing the new branches, Bancorp does not anticipate a significant change in the number of its employees.

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

         Deposits and the Bank's equity capital are the sources of funds for lending and investment activities. Repayments on loans, investment income and proceeds from the sale and maturity of investment securities will also provide additional funds for these purposes. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank expects to manage the pricing of deposits to maintain a desired deposit balance. The Bank offers drive-in teller services, wire transfers and safe deposit services.

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

         Other services provided currently or to be provided include, cashier's checks, money orders, travelers checks, bank by mail, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services but may offer trust services through a joint venture with a larger institution. To offer trust services in the future, the Bank would need the approval of the Connecticut Banking Commissioner.

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

         Currently, the Bank has 22 full-time and one part-time employees. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations


Summary

         Bancorp had a net loss of $184,183 (or a loss per share of $0.19) for the quarter ended March 31, 2003, compared to a net loss of $313,598 (or a loss per share of $0.32) for the quarter ended March 31, 2002.

Financial Condition

Assets

         Since commencing operations on October 1, 2001, Bancorp has reached total assets of $42.3 million at March 31, 2003, an increase of $6.8 million (19%) from $35.5 million in assets as of December 31, 2002. Earning assets reached $37.2 million, increasing $6.6 million (22%) during the first three months of 2003.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal Funds and Money Market Mutual Funds to provide funding for higher yielding loans as they are approved and closed. As of March 31, 2003, Federal funds sold were $4.4 million and money market mutual fund balances were $1.4 million. In addition, Bancorp has invested $6.9 million in U.S Government Agency securities classified as available for sale with maturities ranging from three months to 19 years.

Investments

         The $2.6 million decrease in available for sale securities from December 31, 2002 was the result of sales of securities that generated realized gains of $39,905. In addition, the sale allowed the Bank to increase liquidity in anticipation of a seasonal decline in deposits as customers make their State and Federal income tax payments, and anticipated loan growth.

Loans

         The net loan portfolio increased $5.2 million (27%) from $19.0 million at December 31, 2002 to $24.2 million at March 31, 2003. The loan to deposit ratio as of March 31, 2003 was 75%. As this ratio increases toward the targeted 80% to 85% range, it is expected that the higher yielding loans versus Federal Funds Sold, money market funds and investments will produce an increasingly positive impact on net interest spread. No significant loan concentrations have developed during this early stage of building the loan portfolio.

Critical Accounting Policy

         In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to the reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain

Allowance for Loan Losses

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

         Based on this evaluation, management believes the allowance for loan losses of $294,900 at March 31, 2003, which represents 1.20% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2002, the allowance for loan losses was $232,000 or 1.20% of gross loans outstanding.

Analysis of Allowance for Loan Losses

                                       2003               2002
                                       ----               ----
Balance at beginning of period         $232,000        $ 12,000
Charge-offs                                   -               -
Recoveries                                    -               -
Provision charged to operations          62,900         120,000
                                    -----------        --------

Balance at end of period               $294,900        $232,000
                                    ===========        ========


Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:

(Thousands of dollars)                          March 31, 2003          December 31, 2002
--------------------------------------------------------------------------------------------

Loans delinquent over 90 days still accruing             $      -            $        -
Non-accruing loans
                                                                16,000                -
                                                --------------------------------------------
Total                                                    $      16,000       $        -
                                                ============================================
% of Total Loans                                                 0.07%              0.00%
% of Total Assets                                                0.04%              0.00%


Potential Problem Loans

         At March 31, 2003, the Bank had no loans, other than disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         The earning asset growth in the quarter ended March 31, 2003 has been funded primarily by deposit growth within Bancorp's market area. Deposits reached $32.5 million at March 31, 2003, an increase of $7.5 million (30%) from $25.0 million as of December 31, 2002. The mix of deposits as of March 31, 2003 and December 31, 2002 appears in the table below. Bancorp does not have any brokered deposits.


                                                  March 31, 2003            December 31, 2002
                                                  --------------            -----------------
                                        Balance            Mix       Balance            Mix
                                        --------          ----      --------            ---
Noninterest bearing deposits:       $   5,685,492         17.5%   $ 6,401,759          25.6%
                                       ----------        -----   --------------       -----

Interest bearing deposits:

Checking                                2,800,433          8.6%      2,351,847          9.4%
Money Market                           15,299,396         47.0%      8,858,585         35.5%
Savings                                 2,360,192          7.3%      1,029,433          4.1%
                                       ----------         ----  ----------------       ----

Checking, money market & savings       20,460,021         62.9%     12,239,931         49.0%
                                       ----------         ----  ----------------       ----


CD'S under $100,000                     2,732,295          8.4%      2,610,756         10.4%

CD'S of $100,000 or more                3,658,886         11.2%      3,740,551         15.0%
                                       ----------        -----   ---------------      -----

Time deposits                           6,391,181         19.6%      6,351,307         25.4%
                                       ----------        -----   ---------------      -----
Interest bearing deposits              26,851,202         82.5%     18,591,172         74.4%
                                       ----------         ----  ----------------       ----
Total deposits                        $32,536,694        100.0%    $24,992,931        100.0%
                                     ============       ======   ===============    =======

Other

         The $70,000 increase in premises and equipment, net, primarily reflects the purchase of furniture and equipment for the Amity branch which opened in March 2003.

         The decrease in accrued interest receivable is due to the decrease in volume of investment securities and to the timing of interest received on such securities, which have quarterly or semi annual payments of interest. These decreases were partially offset by increases in accrued interest receivable on loans due to increased loan volume.

         Repurchase agreements decreased due to the volatile nature of these accounts.

Results of Operations

         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. The Company anticipates that the Bank will reach profitability within that time frame.

Net Interest Income

         For the quarter ended March 31, 2003, net interest income was $389,000 versus $61,000 for the same period in 2002, a $328,000 or 85% increase. This was the result of a $15.5 million increase in average earning assets, primarily loans of $19.3 million and investments of $4.1 million, partially offset by a decrease in lower yielding short term investments of $4.9 million and federal funds sold of $3.0 million.

         Total average interest earning assets for the quarter ended March 31, 2003 had an annualized weighted-average yield of 6.36% versus 3.28% for the quarter ended March 31, 2002. The annualized interest rate on total interest bearing liabilities was 2.34% for the first quarter of 2003 versus 3.65% for the same period in 2002.

Provision for Loan Losses

         The $44,900 increase in the provision for loan loss from $18,000 for the three months ended March 31, 2002 to $62,900 for the three months ended March 31, 2003 is primarily the result of the $20.5 million increase in loans.

Noninterest Income

         The $54,000 increase in noninterest income is the result of increased deposit volume and activity and gains on the sales of available for sale securities.

Noninterest Expense

         Total noninterest expense was $568,000 for the first quarter of 2003 versus $361,000 for the same period in 2002, an increase of $207,000 or 57%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume as well as the addition of the Branford office in late 2002 and Amity office in March of 2003, requiring additional staffing and other operating expenses.

Liquidity

         Bancorp's liquidity position as of March 31, 2003 and December 31, 2002 consisted of liquid assets totaling $14.1 million and $12.6 million, respectively. This represents 33.4% and 35.4% of total assets at March 31, 2003 and December 31, 2002, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets:
Cash and due from banks, federal funds sold, short-term investments, held to maturity securities maturing in one year or less and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Capital

     The following table illustrates the Bank's regulatory capital ratios at:

                                           March 31, 2003     December 31, 2002
                                           --------------     -----------------
      Leverage Ratio                         20.77%              23.76%
      Tire 1 Risk - Based Capital Ratio      25.04%              31.52%
      Total Risk - Based Capital Ratio       25.97%              32.43%

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

Item 3.     Controls and Procedures

                  (a) Evaluation of disclosure controls and procedures

         Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer, and Controller, the effectiveness of the design and operation of Bancorp's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report has been evaluated. Based upon that evaluation, the Chairman and Chief Executive Officer, President and Chief Operating Officer, and Controller concluded that, as of the Evaluation Date, Bancorp's disclosure controls and procedures are effective.

                  (b) Changes in Internal Controls

         There have not been any significant changes in Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date referenced in paragraph (a) above.

                                     PART II
                                Other Information

Item 1.  Legal Proceedings

         Bancorp's wholly-owned subsidiary, The Bank of Southern Connecticut ("Bank"), is being sued by former President and Chief Operating officer Gary D. Mullin for breach of contract in connection with Mr. Mullin's dismissal for cause. Pursuant to Mr. Mullin's employment agreement with the Bank, the matter is in arbitration. Mr. Mullin notified the Bank of his claim in March 2003. The only parties to the dispute are the Bank and Mr. Mullin. Mr. Mullin is seeking $500,000 for alleged economic loss, plus attorney's fees. The Bank is seeking attorney's fees. The matter is currently pending.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Effective April 1, 2003, Anthony M. Avellani was appointed the controller of Bancorp. Mr. Avellani had been serving as Bancorp's Interim Controller following the departure of Bancorp's former Chief Financial Officer, Paul V. Erwin.

         Effective February 11, 2003, Michael M. Ciaburri was elected a Director of Bancorp.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
No.                                  Description
---                                  -----------

3(i) Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to Issuer's Quarterly Report on Form 10-QSB dated June 30, 2002)

3(ii) By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

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

10.13 Issuer's 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer's Definitive Proxy Statement dated April 18, 2002).

10.14 Employment Agreement dated as of February 12, 2003, between The Bank of Southern Connecticut and Michael M. Ciaburri.

           (b)    Reports on Form 8-K
                  -------------------

                  The issuer filed three reports on Form 8-K during the first quarter of 2003:

                  Dated January 10, 2003, disclosing the departure of Gary D. Mullin as President and Chief Operating Officer of The Bank of Southern Connecticut.

                  Dated January 28, 2003, disclosing the appointment of Joseph
                  V. Ciaburri as President of The Bank of Southern Connecticut.

                  Dated March 10, 2003, disclosing the appointment of Michael M. Ciaburri as President and Chief Operating Officer and a director of The Bank of Southern Connecticut.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SOUTHERN CONNECTICUT BANCORP, INC.


                           By: /S/ Joseph V. Ciaburri
                               --------------------------
                                Name: Joseph V. Ciaburri
                                Title: Chairman & Chief Executive Officer

Date:  May 14, 2003

                                  CERTIFICATION
                                  -------------

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

Date: May 14, 2003



                                            By: /S/ Joseph V. Ciaburri
                                                --------------------------
                                            Joseph V. Ciaburri
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

         I, Michael M. Ciaburri, President and Chief Operating Officer of The Bank of Southern Connecticut, a wholly-owned subsidiary of Southern Connecticut Bancorp, Inc., certify that:

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

Date: May 14, 2003



                                           By: /S/ Michael M. Ciaburri
                                               ---------------------------
                                           Michael M. Ciaburri
                                           President & Chief Operating Officer

                                  CERTIFICATION
                                  -------------

         I, Anthony M. Avellani, Controller of Southern Connecticut Bancorp, Inc., certify that:

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

Date: May 14, 2003



                                   By: /S/ Anthony M. Avellani
                                       ---------------------------
                                   Anthony M. Avellani
                                   Controller

                                  CERTIFICATION
                                  -------------


         I, Joseph V. Ciaburri, the Chairman and Chief Executive Officer of Southern Connecticut Bancorp, Inc. (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) the quarterly report on Form 10-QSB of the Company for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (ii) the information contained in such annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    May 14, 2003


                                       By:  /S/ JOSEPH V. CIABURRI
                                           -----------------------
                                       Joseph V. Ciaburri
                                       Chairman & Chief Executive Officer

                                  CERTIFICATION
                                  -------------


         I, Michael M. Ciaburri, President and Chief Operating Officer of The Bank of Southern Connecticut, a wholly-owned subsidiary of Southern Connecticut Bancorp, Inc. (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) the quarterly report on Form 10-QSB of the Company for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (ii) the information contained in such annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 14, 2003


                                             By:  /S/ Michael M. Ciaburri
                                                  -----------------------
                                             Michael M. Ciaburri
                                             President & Chief Operating Officer

                                  CERTIFICATION
                                  -------------


         I, Anthony M. Avellani, Controller of Southern Connecticut Bancorp, Inc. (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) the quarterly report on Form 10-QSB of the Company for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (ii) the information contained in such annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 14, 2003


                                         By:  /S/ Anthony M. Avellani
                                              ----------------------------
                                         Anthony M. Avellani
                                         Interim Controller

                                Exhibit and Index

No.                      Description                           Referral
---                      -----------                           --------

10.14                    Employment Agreement                  Attached Hereto