Form 10QSB
period 2003-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2003-08-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                               ___________________

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003


Commission file number 0-49784


                       SOUTHERN CONNECTICUT BANCORP, INC.
           (Name of Small Business Issuer as Specified in Its Charter)


           Connecticut                              06-1594123
(State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  215 Church Street
               New Haven, Connecticut                   06510
      (Address of Principal Executive Offices)        (Zip Code)

                                 (203) 782-1100
                                 --------------
                           (Issuer's Telephone Number)




The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of August 11, 2003: 966,667
                                   -------


Transitional Small Business Disclosure Format

Yes  __  No  X

                                Table of Contents
                                     Part I
                              Financial Information
                                                                         Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       June 30, 2003 (unaudited) and December 31, 2002                     3

       Consolidated Statements of Operations
       for the three and six months ended June 30, 2003
       and 2002 (unaudited)                                                4

       Consolidated Statements of Changes in
       Shareholders' Equity for the six months ended June 30, 2003
       and 2002 (unaudited)                                                5

       Consolidated Statements of Cash Flows for the six months ended
       June 30, 2003 and 2002 (unaudited)                                  6

       Notes to Consolidated Financial Statements (unaudited)              7

Item 2. Management's Discussion and Analysis or Plan of Operation         10

Item 3. Controls and Procedures                                           18
                                     Part II
                                Other Information
Item 1. Legal Proceedings                                                 18

Item 2. Changes in Securities and Use of Proceeds                         19

Item 3. Defaults Upon Senior Securities                                   19

Item 4. Submission of Matters to a Vote of Security Holders               19

Item 5. Other Information                                                 19

Item 6. Exhibits and Reports on Form 8-K                                  19

Signatures                                                                20

Exhibit Index                                                             21

                                     PART I
                              Financial Information


Item 1.    Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2003 (unaudited) and December 31, 2002


                                                                                         2003              2002
Assets
Cash and due from banks                                                               $ 2,074,508       $1,245,010
Federal funds sold                                                                        927,000        1,144,000
Short-term investments                                                                  1,419,175          662,419
                                                                               ------------------------------------
Cash and cash equivalents                                                               4,420,683        3,051,429
                                                                               ------------------------------------

Available for sale securities                                                          11,361,211        9,501,492
Federal Home Loan Bank Stock                                                               21,500              500
Loans receivable (net of allowance for loan losses of
  $313,702 in 2003 and $232,000 in 2002)                                               27,880,453       19,049,212
Accrued interest receivable                                                               153,703          187,672
Premises and equipment, net                                                             3,549,106        3,052,921
Other assets                                                                              646,658          656,889
                                                                               ------------------------------------
Total assets                                                                         $ 48,033,314     $ 35,500,115
                                                                               ====================================

Liabilities and Stockholders' Equity

Liabilities
Deposits
      Noninterest bearing deposits                                                    $ 8,379,199       $6,401,759
      Interest bearing deposits                                                        28,574,613       18,591,172
                                                                               ------------------------------------
Total deposits                                                                         36,953,812       24,992,931

Capital lease obligations                                                               1,191,283        1,191,852
Repurchase agreements                                                                     199,119          822,259
Accrued expenses and other liabilities                                                  1,931,454          178,489
Deferred tax liability                                                                          -           39,905
                                                                               ------------------------------------
Total liabilities                                                                      40,275,668       27,225,436
                                                                               ------------------------------------

Commitments and Contingencies                                                                   -                -

Stockholders' Equity
Preferred stock, no par value; 500,000 shares authorized;
  none issued
Common stock, par value $.01; 5,000,000, shares authorized;
  966,667 shares issued and outstanding                                                     9,667            9,667
Additional paid-in capital                                                             10,705,382       10,705,382
Accumulated deficit                                                                    (2,915,564)      (2,502,915)
Accumulated other comprehensive (loss) income - net unrealized
  gain (loss)on available for sale securities                                             (41,839)          62,545
                                                                               ------------------------------------
Total stockholders' equity                                                              7,757,646        8,274,679
                                                                               ------------------------------------

Total liabilities and stockholders' equity                                           $ 48,033,314     $ 35,500,115
                                                                               ====================================

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2003 and 2002 (unaudited)

                                                               Three Months Ended                         Six Months Ended
                                                                    June 30                                   June 30
                                                         -------------------------------            ------------------------------
                                                               2003           2002                     2003                 2002
Interest Income
Interest and fees on loans                           $   522,719           $   191,401           $   959,107           $   261,565
Interest on securities                                    49,872                64,522               131,801                93,132
Interest on federal funds sold and
  short-term investments                                  16,493                39,128                22,442                83,425
                                                       -----------           -----------         -----------           -----------
Total interest income                                    589,084               295,051             1,113,350               438,122
                                                       -----------           -----------         -----------           -----------

Interest Expense
Interest on deposits                                      92,762                66,681               185,226               116,639
Interest on capital lease obligations                     42,124                31,995                84,082                63,801
Interest on repurchase agreements                            619                  --                   1,421                  --
                                                       -----------           -----------         -----------           -----------
Total interest expense                                   135,505                98,676               270,729               180,440
                                                       -----------           -----------         -----------           -----------

Net interest income                                      453,579               196,375               842,621               257,682

Provision for Loan Losses                                 23,500                52,000                86,400                70,000
Net interest income after
                                                       -----------           -----------         -----------           -----------
provision for loan losses                                430,079               144,375               756,221               187,682
                                                       -----------           -----------         -----------           -----------

Noninterest Income:
Service charges and fees                                  28,478                14,082                46,558                17,920
Gains on sale of securities available for sale             5,000                  --                  44,505                  --
                                                       -----------           -----------         -----------           -----------
Total noninterest income                                  33,478                14,082                91,063                17,920
                                                       -----------           -----------         -----------           -----------

Noninterest Expense
Salaries and benefits                                    385,239               212,317               681,872               384,055
Professional services                                     49,810               101,442               115,452               165,848
Occupancy and equipment                                   93,453                37,714               168,038                75,809
Advertising and promotional expense                       18,317                19,091                37,501                35,000
Data processing and other outside services                47,799                28,560                86,809                52,945
Forms, printing and supplies                              17,726                10,669                29,905                18,153
Other operating expenses                                  79,679                49,819               140,356                88,545
                                                       -----------           -----------         -----------           -----------
Total noninterest expenses                               692,023               459,612             1,259,933               820,355
                                                       -----------           -----------         -----------           -----------

Net loss                                             $  (228,466)          $  (301,155)          $  (412,649)          $  (614,753)
                                                       ===========           ===========         ===========           ===========

Basic and Diluted Loss per Share                     $     (0.24)          $     (0.31)          $     (0.43)          $     (0.64)
                                                       ===========           ===========         ===========           ===========

Dividends per Share                                  $      --             $      --             $      --             $      --
                                                       ===========           ===========         ===========           ===========

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2003 and 2002 (unaudited)

                                                                                                      Accumulated
                                                                      Additional                         Other
                                               Number     Common        Paid-in      Accumulated     Comprehensive
                                            of Shares      Stock        Capital        Deficit       Income (Loss)       Total
                                           -----------------------------------------------------------------------------------------

Balance December 31, 2001                     966,667    $   9,667     $10,705,382    $(1,118,902)     $      --        $ 9,596,147

  Net Loss and total comprehensive loss          --           --              --         (614,753)            --           (614,753)
                                              --------------------------------------------------------------------------------------


Balance June 30, 2002                         966,667    $   9,667     $10,705,382    $(1,733,655)     $      --        $ 8,981,394
                                              ======================================================================================

Balance December 31, 2002                     966,667    $   9,667     $10,705,382    $(2,502,915)     $    62,545      $ 8,274,679

Comprehensive Loss:
  Net Loss                                                                               (412,649)                         (412,649)
  Unrealized holding loss on available
    for sale securities                                                                                   (104,384)        (104,384)
                                                                                                                        -----------
      Total comprehensive loss                                                                                             (517,033)

                                              --------------------------------------------------------------------------------------

Balance June 30, 2003                         966,667    $   9,667     $10,705,382    $(2,915,564)     $   (41,839)     $ 7,757,646
                                              ======================================================================================



See Notes to Consolidated Financial Statements.



SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002 (unaudited)
                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                             -----------------------------------
Cash Flows From Operations                                                                               2003             2002
                                                                                                         ----             ----
Net Loss                                                                                             $ (412,649)     $ (614,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization and accretion of premiums and discounts on Investments, net                                  9,323          29,907
Paydowns on mortgage backed securities                                                                                        -
Gains on sale of available for sale securities                                                          (44,405)              -
Provision for loan losses                                                                                86,400          70,000
Depreciation and amortization                                                                            96,346          48,591
Changes in assets and liabilities
    Increase (decrease) in deferred loan fees                                                            45,094          (1,494)
    Decrease (increase) in accrued interest receivable                                                   33,969         (75,120)
    Decrease (increase) in other assets                                                                  10,231         (12,894)
    Increase (decrease) in accrued expenses and other liabilities                                       453,536         (38,092)
                                                                                             -----------------------------------
              Net cash provided by (used in) operating activities                                       277,845        (593,855)
                                                                                             -----------------------------------

Cash Flows From Investing Activities
Purchases of available for sale securities                                                           (9,628,661)     (5,285,841)
Purchases of Federal Home Loan Bank Stock                                                               (21,000)              -
Proceeds from maturities of available for sale securities                                             5,176,452               -
Proceeds from sales of available for sale securities                                                  3,558,000               -
Principal repayments on mortgage backed securities                                                      224,712
Net increase in loans receivable                                                                     (8,962,735)     (9,711,665)
Purchases of premises and equipment                                                                    (592,531)        (16,148)
                                                                                             -----------------------------------
              Net cash used in investing activities                                                 (10,245,763)    (15,013,654)
                                                                                             -----------------------------------

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits                                            12,030,386       9,524,555
Net (decrease) increase in certificates of deposit                                                      (69,505)      1,577,551
(Decrease) increase in repurchase agreements                                                           (623,140)        404,824
Principal payments on capital lease obligations                                                            (569)              -
                                                                                             -----------------------------------
              Net cash provided by financing activities                                              11,337,172      11,506,930
                                                                                             -----------------------------------

              Net increase (decrease) in cash and cash equivalents                                    1,369,254      (4,100,579)

Cash and cash equivalents
              Beginning                                                                               3,051,429      10,436,331
                                                                                             -----------------------------------

              Ending                                                                                 $4,420,683      $6,335,752
                                                                                             ===================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:                                                                       2003            2002
                                                                                                         ----            ----
    Interest                                                                                          $ 262,788        $162,612
                                                                                             ===================================
    Income taxes                                                                                      $ -              $ -
                                                                                             ===================================

Supplemental disclosures of non-cash investing
    and financing activities:
    Liability incurred for investment security purchase                                              $1,300,000        $ -
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

         The accompanying consolidated unaudited financial statements as of and for the three months and six months ended June 30, 2003 and June 30, 2002 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2002.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Note 3.        Available Borrowings

               During the quarter ended March 31, 2003, the Bank obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $4,400,000. There are no borrowings against these lines as of June 30, 2003.

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

The Bank is being sued by former President and Chief Operating officer Gary D. Mullin for breach of contract in connection with Mr. Mullin's dismissal for cause. Pursuant to Mr. Mullin's employment agreement with the Bank, the matter is in arbitration. Mr. Mullin notified the Bank of his claim in March 2003. The only parties to the dispute are the Bank and Mr. Mullin. Mr. Mullin is seeking $500,000 for alleged economic loss, plus attorney's fees. The Bank is seeking attorney's fees. The matter is currently pending. Bancorp believes that the former president's claims are without merit and Bancorp intends to defend this case vigorously.

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

         For the three month and six month periods ended June 30, 2003 and 2002, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive. Weighted average shares outstanding for the three months and six months ended June 30, 2003 and 2002 are presented as follows:



                                                 June 30
                                       ---------------------------
                                         2003               2002
                                        -----               ----
      Three month period ended         966,667            966,667
      Six month period ended           966,667            966,667



Note 6.      Other Comprehensive Income

         Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:



                                                                         Three Months Ended
                                                                           June 30, 2003
                                                             -------------------------------------------
                                                               Before-Tax                   Net-of-Tax
                                                                 Amount         Taxes         Amount
                                                             -------------------------------------------
Unrealized holding losses arising during the period               $ (40,823)     $ 1,383       ($39,440)

Less: Reclassification adjustment for gains
recognized in net income                                             (5,000)         169         (4,831)
                                                             -------------------------------------------

Unrealized holding loss on available for sale
securities, net of taxes                                          $ (45,823)     $ 1,552       $(44,271)
                                                             ===========================================

                                                                          Six Months Ended
                                                                            June 30, 2003
                                                             -------------------------------------------
                                                               Before-Tax                   Net-of-Tax
                                                                 Amount         Taxes         Amount
                                                             -------------------------------------------
Unrealized holding losses arising during the period               $ (99,784)    $ 27,597       $(72,187)

Less: Reclassification adjustment for gains
recognized in net income                                            (44,505)      12,308        (32,197)
                                                             -------------------------------------------

Unrealized holding loss on available for sale
securities, net of taxes                                         $ (144,289)    $ 39,905      $(104,384)
                                                             ===========================================


There were no elements of comprehensive income during the three months and six months ended June 30, 2002.

Note 7.       Stock Based Compensation

         During the six months ended June 30, 2003, the company granted 155,761 stock options to employees and directors at exercise prices ranging from $8.00 to $8.50 per share.

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

         Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for the three months and six months ended June 30, 2003 would have been increased to the pro forma amounts shown below:



For the three months and six months ended June 30, 2003

                                                                         Three Months Ended   Six Months Ended
                                                                           June 30, 2003        June 30, 2003
                                                                        -------------------- -----------------
Net loss as reported                                                             $ (228,466)       $ (412,649)
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards, net of related tax effects                                   (46,079)          (82,350)

                                                                        -------------------- -----------------
Pro forma net loss                                                               $ (274,545)       $ (494,999)
                                                                        ==================== =================

Basic dilutd loss per share:
As reported                                                                         $ (0.24)          $ (0.43)
                                                                        ==================== =================
Pro forma                                                                           $ (0.28)          $ (0.51)
                                                                        ==================== =================




Note  8.      Bank Application and Capital Raising

         On June 10, 2003, the board directors of the Company, approved the establishment of a new commercial bank in New London, Connecticut and plan to raise between $10 million to $15 million capital by Bancorp.

         On July 2, 2003, the Company submitted an application to the State of Connecticut, Department of Banking ("Department"), for the establishment by Bancorp of a new commercial bank in New London, Connecticut. The application was subsequently temporarily withdrawn to complete additional information requested by the Department.

         On August 7, 2003, the application, including the completed additional information, was resubmitted.

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

         The following table sets forth the location of the Bank's branch offices and other related information:

Office             Location                                            Status
------             --------                                            -------
Main Office        215 Church Street, New Haven, Connecticut           Leased

Branford Office    445 West Main Street, Branford, Connecticut         Leased

Amity Office       1475 Whalley Avenue, New Haven, Connecticut         Owned

         On July 2, 2003, the Company submitted an application to the State of Connecticut, Department of Banking ("Department"), for the establishment by Bancorp of a new commercial bank in New London, Connecticut. The application was subsequently temporarily withdrawn to complete additional information requested by the Department, including a three year balance sheet and income statement forecast for the proposed new bank.

         On August 7, 2003, The application, including the completed additional information, was resubmitted to the Department. Bancorp expects the new bank to be operating by the end on the third quarter of 2004.

         Bancorp expects to raise $10 to $15 million in new capital of which $6 million will be used to fund the start up of the new bank.

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

         For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 16 of this Form 10-QSB. Currently, other than the potential start up of a new bank in 2004,as previously discussed, there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Outside of staffing the new branches, Bancorp does not anticipate a significant change in the number of its employees.

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

         Currently, the Bank has 22 full-time and two part-time employees. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

         Bancorp had a net loss of $228,466 (or a loss per share of $0.24) for the quarter ended June 30, 2003, compared to a net loss of $301,155 (or a loss per share of $0.31) for the quarter ended June 30, 2002. On a year-to-date basis, Bancorp had a net loss of $412,649 (or a loss per share of $0.43) for the six months ended June 30, 2003, compared to a net loss of $614,753 (or a loss per share of $0.64) for the six months ended June 30, 2002.

Financial Condition

Assets

         Since commencing operations on October 1, 2001, Bancorp has reached total assets of $48.0 million at June 30, 2003, an increase of $12.5 million (35%) from $35.5 million in assets as of December 31, 2002. Earning assets reached $41.9 million, increasing $11.3 million (37%) during the first six months of 2003.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and money market mutual funds to provide funding for higher yielding loans as they are approved and closed. As of June 30, 2003, Federal funds sold were $.9 million and money market mutual fund balances were $1.4 million. In addition, Bancorp has invested $11.4 million in U.S Government Agency securities classified as available for sale with maturities ranging from one month to 19 years.

Investments

         Available for sale securities increased $1.9 million from December 31, 2002 resulting from increases in deposits that were not invested in new loans due to lower than anticipated loan growth.

Loans

         The net loan portfolio increased $8.8 million (46%) from $19.0 million at December 31, 2002 to $27.8 million at June 30, 2003. The loan to deposit ratio as of June 30, 2003 was 76%. As this ratio increases toward the targeted 80% to 85% range, it is expected that the higher yielding loans versus Federal funds sold, money market funds and investments will produce an increasingly positive impact on net interest spread. No significant loan concentrations have developed during this early stage of building the loan portfolio.

Critical Accounting Policy

         In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain

Allowance for Loan Losses

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

         Based on this evaluation, management believes the allowance for loan losses of $313,702 at June 30, 2003, which represents 1.11% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2002, the allowance for loan losses was $232,000 or 1.20% of gross loans outstanding.

Analysis of Allowance for Loan Losses

                                                  2003                  2002
                                                  ----                  ----
Balance at beginning of period               $  232,000            $    12,000
                                                                            -
Charge-offs                                      (4,698)
                                                      -                      -

Provision charged to operations                 86,400                120,000
                                             ----------            ----------
Balance at end of period                     $  313,702            $  232,000
                                             ==========            ==========


Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:


(Thousands of dollars)                                          June 30, 2003        December 31, 2002
----------------------------------------------------------------------------------------------------

Loans delinquent over 90 days still accruing                      $                    $
                                                                           -                      -
Non-accruing loans                                                       16,000                   -
                                                           -----------------------------------------
Total                                                             $      16,000         $         -
                                                           =========================================
% of Total Loans                                                          0.06%                0.00%
% of Total Assets                                                         0.03%                0.00%


Potential Problem Loans

         At June 30, 2003, the Bank had no loans, other than disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         The earning asset growth for the six months ended June 30, 2003 has been funded primarily by deposit growth within Bancorp's market area. Deposits reached $37.0 million at June 30, 2003, an increase of $12.0 million (48%) from $25.0 million as of December 31, 2002. The mix of deposits as of June 30, 2003 and December 31, 2002 appears in the table below. Bancorp does not have any brokered deposits.




                                                           June 30, 2003              December 31, 2002
                                           ---------------------------------  -----------------------------
                                                    Balance            Mix           Balance          Mix
                                                    -------            ---           -------          ---
Noninterest bearing deposits:                     $ 8,379,199         22.7%        $6,401,759        25.6%
                                           -------------------  ------------  ----------------   ----------

Interest bearing deposits:
Checking                                            4,397,346         11.9%         2,351,847         9.4%
Money Market                                       16,009,227         43.3%         8,858,585        35.5%
Savings                                             1,886,238          5.1%         1,029,433         4.1%
                                           -------------------  ------------  ----------------   ----------

Checking, money market & savings                   22,292,811         60.3%        12,239,865        49.0%
                                           -------------------  ------------  ----------------   ----------


CD'S under $100,000                                 2,921,699          7.9%         2,610,756        10.4%
CD'S of $100,000 or more                            3,360,103          9.1%         3,740,551        15.0%
                                           ----------------------------------------------------------------
Time deposits                                       6,281,802         17.0%         6,351,307        25.4%
                                           -------------------  ------------  ----------------   ----------
Interest bearing deposits                          28,574,613         77.3%        18,591,172        74.4%
                                           -------------------  ------------  ----------------   ----------
Total deposits                                   $ 36,953,812        100.0%      $ 24,992,931       100.0%
                                           ===================  ============  ================   ==========



Other

         The $496,000 increase in premises and equipment, net, from December 31, 2002 primarily reflects the building improvements and the purchase of furniture and equipment for the Amity branch which opened in March 2003.

         Repurchase agreements decreased from December 31, 2002 due to less activity in these customer accounts.

         The decrease in accrued interest receivable is due to the timing of interest received on investment securities which have quarterly or semi annual payments of interest. This decrease was partially offset by increases in accrued interest on loans and investments due to increased loan and investment volume.

         The increase in Accrued Expenses and Other Liabilities is primarily due to the recording of two investment security purchases totaling $1.3 million on the trade date in June which did not settle until July.

Results of Operations

         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. The Company anticipates that the Bank will reach profitability within that time frame.

Net Interest Income

         For the quarter ended June 30, 2003, net interest income was $453.6 thousand versus $196.4 thousand for the same period in 2002, a $257.2 thousand or 131% increase. This was the result of an $18.4 million increase in average earning assets, primarily average loans of $20.3 million partially offset by a decrease in lower yielding short term investments of $1.8 million.

         The yield on average interest earning assets for the three months ended June 30, 2003 was 5.74% versus 5.24% for same period in 2002. The cost of average interest bearing liabilities was 1.86% for the three months ended June 30, 2003 versus 3.16% for the same period in 2002.

         For the six months ended June 30, 2003, net interest income was $842.6 thousand versus $257.7 thousand for the same period in 2002, a $584.9 thousand or 227% increase. This was the result of a $17.0 million increase in average earning assets, primarily loans of $19.8 million and investments of $2.1 million, partially offset by a decrease in lower yielding short term investments of $3.3 million and federal funds sold of $1.6 million.

         The yield on average interest earning assets for the six months ended June 30, 2003 was 6.02% versus 4.41% for same period in 2002. The cost of average interest bearing liabilities was 2.07% for the first six months of 2003 versus 3.38% for the same period in 2002.

Provision for Loan Losses

         The $28.5 thousand decrease in the provision for loan losses from $52.0 thousand for the three months ended June 30, 2002 to $23.5 thousand for the three months ended June 30, 2003 is primarily the result of the continued refinement of the Bank's allowance for loan losses methodology.

         The $16.4 thousand increase in the provision for loan losses for the six months ended June 30, 2003 versus the six months ended June 30, 2002 is due primarily to the increase in loan volume.

Noninterest Income

         The $19.4 thousand increase in noninterest income for the second quarter of 2003 versus 2002 is the result of increased deposit volume and activity, and a gain on the sale of an available for sale security.

         The $73.1 thousand increase in noninterest income for the six months ended June 30, 2003 versus 2002 is the result of increased deposit volume and activity, and a $44.5 thousand gain on the sale of securities.

Noninterest Expense

         Total noninterest expense was $692.0 thousand for the second quarter of 2003 versus $459.6 thousand for the same period in 2002, an increase of $232.4 thousand or 51%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume as well as the addition of the Branford office in late 2002 and the Amity office in March of 2003, requiring additional staffing and other operating expenses.

         Total noninterest expense was $1.3 million for the six months ended June 30, 2003 versus $820.4 thousand for the same period in 2002, an increase of $439.5 thousand or 54%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume as well as the addition of the Branford office in late 2002 and the Amity office in March of 2003, requiring additional staffing and other operating expenses.

         Professional services decreased for the three month and six month periods ended June 30, 2003 versus the same periods in 2002 by $51.6 thousand and $50.4 thousand, respectively. The decrease is primarily the result of hiring Michael M. Ciaburri as President and Chief Operating Officer of the Bank as of February 12, 2003 who had worked up to that point as a consultant to the bank developing new loan volume.

Liquidity

         Bancorp's liquidity position as of June 30, 2003 and December 31, 2002 consisted of liquid assets totaling $15.3 million and $12.6 million, respectively. This represents 31.2% and 35.4% of total assets at

March 31, 2003 and December 31, 2002, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, held to maturity securities maturing in one year or less and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Capital

         The following table illustrates the Bank's regulatory capital ratios at:

                                           June 30, 2003      December 31, 2002
                                           -------------      -----------------
    Leverage Ratio                             16.55%               23.76%
    Tier 1 Risk - Based Capital Ratio          21.05%               31.52%
    Total Risk - Based Capital Ratio           21.92%               32.43%

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

Item 3.     Controls and Procedures

                  (a) Evaluation of disclosure controls and procedures

         Bancorp's Chairman and Chief Executive Officer, President and Chief Operating Officer, and Vice President and Controller, and the Bank's President and Chief Operating Officer, have concluded that Bancorp's disclosure controls and procedures are effective. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures as of the end of the quarter for which this report is filed.

                  (b) Changes in Internal Controls

      There have not been any changes in Bancorp's internal control over financial reporting that have materially effected or are reasonably likely to materially effect, the Bank's internal control over financial reporting.

                                     PART II
                                Other Information

Item 1.  Legal Proceedings

         Bancorp's wholly-owned subsidiary, The Bank of Southern Connecticut ("Bank"), is being sued by former President and Chief Operating officer Gary D. Mullin for breach of contract in connection with Mr. Mullin's dismissal for cause. Pursuant to Mr. Mullin's employment agreement with the Bank, the matter is in arbitration. Mr. Mullin notified the Bank of his claim in March 2003. The only parties to the dispute are the Bank and Mr. Mullin. Mr. Mullin is seeking

$500,000 for alleged economic loss, plus attorney's fees. The Bank is seeking attorney's fees. The matter is currently pending. Bancorp believes that the former president's claims are without merit and Bancorp intends to defend this case vigorously.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Bancorp held its annual meeting of shareholders for 2003 on May 6, 2003. Two items were voted on at that meeting- the re-election of two directors, G. Leon Jacobs and Joshua H. Sandman, each for a three (3) year term; and the ratification of the selection of McGladrey & Pullen, LLP as independent accountants for Bancorp for the year ending December 31, 2003. Each matter passed. Director nominee Jacobs received 944,696 votes "For", 2,000 votes "WITHELD", and there were 0 broker non-votes. Director nominee Sandman received 942,796 votes "FOR", 3,900 "WITHELD", and there were 0 broker-non-votes. With respect to the ratification of the selection of McGladrey & Pullen, LLP, 937,921 votes were cast "FOR" and 7,950 votes were cast "AGAINST" the proposition, and there were 0 broker non-votes and 825 abstentions.

Item 5.  Other Information

         On July 8, 2003, the Board of Directors of Bancorp meeting appointed Michael M. Ciaburri President and Chief Operating Officer of Bancorp, effective immediately.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  ---------
No.                                                  Description
----                                                 ------------

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

10.14 Employment Agreement dated as of February 12, 2003, between The Bank of Southern Connecticut and Michael M. Ciaburri. (incorporated by reference to Exhibit 10.14 to Issuer's Form 10-QSB dated May 14, 2003).

31.1   Section 302 Certification by Chairman and Chief Executive Officer.

31.2   Section 302 Certification by President and Chief Operating Officer.

31.3   Section 302 Certification by Vice President and Controller.

32.1   Section 906 Certification by Chairman and Chief Executive Officer.

32.2   Section 906 Certification by President and Chief Operating Officer.

32.3   Section 906 Certification by Vice President and Controller.

           (b)    Reports on Form 8-K
                  -------------------

                  The issuer filed one report on Form 8-K during the quarter ended June 30, 2003:

                  Dated June 11, 2003, disclosing the decision by Bancorp's Board of Directors to approve the approve the establishment by Bancorp of a new commercial bank in New London, Connecticut and a capital raising by Bancorp. Both the establishment of the new bank and the capital raising are subject to prior regulatory approval.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOUTHERN CONNECTICUT BANCORP, INC.


                           By: /S/ Joseph V. Ciaburri
                               ------------------------
                               Name: Joseph V. Ciaburri
                               Title: Chairman & Chief Executive Officer

Date:  August 14, 2003

                                  Exhibit Index



31.1     Section 302 Certification by Chairman and Chief Executive Officer.             (filed herewith)

31.2     Section 302 Certification by President and Chief Operating Officer.            (filed herewith)

31.3     Section 302 Certification by Vice President and Controller.                    (filed herewith)

32.1     Section 906 Certification by Chairman and Chief Executive Officer.             (filed herewith)

32.2     Section 906 Certification by President and Chief Operating Officer.            (filed herewith)

32.3     Section 906 Certification by Vice President and Controller.                    (filed herewith)

