Form 10QSB
period 2003-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2003-11-12
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                               ___________________

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003


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




The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of November 10, 2003: 966,667
                                     -------


Transitional Small Business Disclosure Format

Yes    No  X
   ---   ---


                                Table of Contents
                                     Part I
                              Financial Information

                                                                                          Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       September 30, 2003 (unaudited) and December 31, 2002                                  3

       Consolidated Statements of Operations
       for the three and nine months ended September 30, 2003
       and 2002 (unaudited)                                                                  4

       Consolidated Statements of Changes in
       Shareholders' Equity for the three and nine months ended
       September 30, 2003 and 2002 (unaudited)                                               5

       Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2003 and 2002 (unaudited)                                               6

       Notes to Consolidated Financial Statements (unaudited)                                7

Item 2. Management's Discussion and Analysis or Plan of Operation                           10

Item 3. Controls and Procedures                                                             18
                                     Part II
                                Other Information
Item 1. Legal Proceedings                                                                   19

Item 2. Changes in Securities and Use of Proceeds                                           19

Item 3. Defaults Upon Senior Securities                                                     19

Item 4. Submission of Matters to a Vote of Security Holders                                 19

Item 5. Other Information                                                                   19

Item 6. Exhibits and Reports on Form 8-K                                                    19

Signatures                                                                                  21

Exhibit Index                                                                               22





                                     PART I
                              Financial Information


Item 1.    Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2003 (unaudited) and December 31, 2002
                                                                                          2003              2002
                                                                                          ----              ----
Assets
Cash and due from banks                                                                 $ 815,790       $1,245,010
Federal funds sold                                                                              -        1,144,000
Short-term investments                                                                    369,307          662,419
                                                                               ------------------------------------
Cash and cash equivalents                                                               1,185,097        3,051,429
                                                                               ------------------------------------

Available for sale securities                                                           8,746,851        9,501,492
Federal Home Loan Bank Stock                                                               21,500              500
Loans receivable (net of allowance for loan losses of
  $353,209 in 2003 and $232,000 in 2002)                                               35,329,196       19,049,212
Accrued interest receivable                                                               204,105          187,672
Premises and equipment, net                                                             3,501,151        3,052,921
Other assets                                                                              696,459          656,889
                                                                               ------------------------------------
Total assets                                                                         $ 49,684,359     $ 35,500,115
                                                                               ====================================

Liabilities and Stockholders' Equity

Liabilities
Deposits
      Noninterest bearing deposits                                                   $ 11,914,037       $6,401,759
      Interest bearing deposits                                                        27,860,694       18,591,172
                                                                               ------------------------------------
Total deposits                                                                         39,774,731       24,992,931

Capital lease obligations                                                               1,191,084        1,191,852
Repurchase agreements                                                                   1,158,674          822,259
Accrued expenses and other liabilities                                                    215,923          178,489
Deferred tax liability                                                                          -           39,905
                                                                               ------------------------------------
Total liabilities                                                                      42,340,412       27,225,436
                                                                               ------------------------------------

Commitments and Contingencies                                                                   -                -

Stockholders' Equity
Preferred stock, no par value; 500,000 shares authorized;
  none issued
Common stock, par value $.01; 5,000,000, shares authorized;
  966,667 shares issued and outstanding                                                     9,667            9,667
Additional paid-in capital                                                             10,705,382       10,705,382
Accumulated deficit                                                                    (3,126,788)      (2,502,915)
Accumulated other comprehensive (loss) income - net unrealized
  (loss) gain on available for sale securities                                           (244,314)          62,545
                                                                               ------------------------------------
Total stockholders' equity                                                              7,343,947        8,274,679
                                                                               ------------------------------------

Total liabilities and stockholders' equity                                           $ 49,684,359     $ 35,500,115
                                                                               ====================================

See Notes to Consolidated Financial Statements.



SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2003 and 2002 (unaudited)

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30                   September 30
                                                            ------------------------------- ------------------------------
                                                                      2003           2002            2003           2002
Interest Income                                                       ----           ----            ----           ----
Interest and fees on loans                                         $ 600,932     $ 214,271       $1,548,284     $ 475,836
Interest on securities                                                66,218        83,759          198,023       176,891
Interest on federal funds sold and
  short-term investments                                               6,935        21,760           29,375       105,185
                                                            ------------------------------- ------------------------------
Total interest income                                                674,085       319,790        1,775,682       757,912
                                                            ------------------------------- ------------------------------

Interest Expense
Interest on deposits                                                  91,468        83,950          276,694       200,589
Interest on capital lease obligations                                 42,268        32,179          126,350        95,977
Interest on repurchase agreements                                      1,117         2,463            2,538         2,466
                                                            ------------------------------- ------------------------------
Total interest expense                                               134,853       118,592          405,582       299,032
                                                            ------------------------------- ------------------------------

Net interest income                                                  539,232       201,198        1,370,100       458,880

Provision for Loan Losses                                             57,100        36,000          143,500       106,000
Net interest income after                                  ------------------------------- ------------------------------
    provision for loan losses                                        482,132       165,198        1,226,600       352,880
                                                           ------------------------------- ------------------------------
Noninterest Income:
Deposit service charges and fees                                      34,734         9,420           75,532        26,171
Other noninterest income                                              13,952         2,210           31,464         3,379
Gains on sales of securities available for sale                            -             -           44,505             -
                                                            ------------------------------- ------------------------------
Total noninterest income                                              48,686        11,630          151,501        29,550
                                                            ------------------------------- ------------------------------

Noninterest Expense
Salaries and benefits                                                375,123       242,236        1,056,994       626,291
Professional services                                                 62,519       100,255          177,970       266,103
Occupancy and equipment                                               99,923        41,220          267,962       117,029
Advertising and promotional expense                                   27,160        20,000           64,660        55,000
Data processing and other outside services                            53,617        25,265          140,426        78,210
Postage & communications                                              18,425         8,852           55,220        22,259
Forms, printing and supplies                                          13,012         8,792           42,915        26,945
Travel & entertainment                                                14,502         7,762           39,622        22,362
Other operating expenses                                              77,762        36,953          156,205        97,491
                                                            ------------------------------- ------------------------------
Total noninterest expenses                                           742,043       491,335        2,001,974     1,311,690
                                                            ------------------------------- ------------------------------

Net loss                                                          $ (211,225)   $ (314,507)      $ (623,873)   $ (929,260)
                                                            =============================== ==============================

Basic and Diluted Loss per Share                                     $ (0.22)      $ (0.33)         $ (0.65)      $ (0.96)
                                                            =============================== ==============================

Dividends per Share                                                      $ -           $ -              $ -           $ -
                                                            =============================== ==============================

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months and Nine Months Ended September 30, 2003 and 2002 (unaudited)

For the Three Months Ended September 30, 2003 and 2002
                                                                                                     Accumulated
                                                                      Additional                        Other
                                               Number    Common        Paid-in       Accumulated    Comprehensive
                                            of Shares     Stock        Capital         Deficit      Income (Loss)       Total
                                           ----------------------------------------------------------------------------------------
Balance June 30, 2002                         966,667   $      9,667   $ 10,705,382   $ (1,733,655)       $ -        $ 8,981,394 -

Comprehensive Loss:
  Net Loss and total comprehensive loss                   -           -           -       (314,507)               -       (314,507)

                                           ----------------------------------------------------------------------------------------
Balance September 30, 2002                      966,667 $      9,667   $ 10,705,382   $ (2,048,162)             $ -    $ 8,666,887
                                           ========================================================================================

Balance June 30, 2003                         966,667   $     9,667    $ 10,705,382    $(2,915,563)       $ (41,839)   $ 7,757,647

Comprehensive Loss:
  Net Loss                                           -           -                -       (211,225)               -       (211,225)
  Unrealized holding loss on available
    for sale securities                              -           -                -              -         (202,475)      (202,475)
                                                                                                                    ---------------
      Total comprehensive loss                                                                                            (413,700)

                                           ----------------------------------------------------------------------------------------
Balance September 30, 2003                    966,667   $     9,667    $ 10,705,382    $(3,126,788)      $ (244,314)   $ 7,343,947
                                           ========================================================================================


For the Nine Months Ended September 30, 2003 and 2002
                                                                                                     Accumulated
                                                                      Additional                        Other
                                               Number    Common        Paid-in       Accumulated    Comprehensive
                                            of Shares     Stock        Capital         Deficit      Income (Loss)       Total
                                           ----------------------------------------------------------------------------------------

Balance December 31, 2001                     966,667   $      9,667   $ 10,705,382   $ (1,118,902)       $ -          $ 9,596,147

  Net Loss and total comprehensive loss                 -           -             -       (929,260)                       (929,260)
                                           ----------------------------------------------------------------------------------------
Balance September 30, 2002                      966,667 $      9,667   $ 10,705,382   $ (2,048,162)        $ -         $ 8,666,887
                                           ========================================================================================

Balance December 31, 2002                     966,667   $     9,667    $ 10,705,382    $(2,502,915)        $ 62,545    $ 8,274,679

Comprehensive Loss:
  Net Loss                                           -           -                -       (623,873)               -       (623,873)
  Unrealized holding loss on available
    for sale securities                              -           -                -              -         (306,859)      (306,859)
                                                                                                                    ---------------
      Total comprehensive loss                                                                                            (930,732)

                                           ----------------------------------------------------------------------------------------
Balance September 30, 2003                    966,667   $     9,667    $ 10,705,382    $(3,126,788)      $ (244,314)   $ 7,343,947
                                           ========================================================================================

See Notes to Consolidated Financial Statements.



SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002 (unaudited)                                   Nine Months Ended
                                                                                                      September 30,
                                                                                           -----------------------------------
Cash Flows From Operations                                                                            2003              2002
                                                                                                      ----              ----
Net Loss                                                                                          $ (623,873)      $ (929,260)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and accretion of premiums and discounts on investments, net                              22,215           44,551
Gains on sales of available for sale securities                                                      (44,405)               -
Provision for loan losses                                                                            143,500          106,000
Depreciation and amortization                                                                        155,309           75,136
Changes in assets and liabilities
    Increase (decrease) in deferred loan fees                                                         31,682           (1,494)
    Increase in accrued interest receivable                                                          (16,433)         (85,410)
    Increase in other assets                                                                         (39,570)         (57,147)
    Increase in accrued expenses and other liabilities                                                37,434          364,808
                                                                                           -----------------------------------
              Net cash used in operating activities                                                 (334,141)        (482,816)
                                                                                           -----------------------------------

Cash Flows From Investing Activities
Purchases of available for sale securities                                                       (10,949,684)      (4,785,841)
Proceeds from maturities of available for sale securities                                          6,185,000                -
Principal repayments on available for sale securities                                                836,856                -
Proceeds from sales of available for sale securities                                               4,357,895                -
Purchases of Federal Home Loan Bank Stock                                                            (21,000)               -
Purchase of life insurance policy                                                                          -         (521,000)
Net increase in loans receivable                                                                 (16,455,166)     (13,515,323)
Purchases of premises and equipment                                                                 (603,539)      (1,064,913)
                                                                                           -----------------------------------
              Net cash used in investing activities                                              (16,649,638)     (19,887,077)
                                                                                           -----------------------------------

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits                                         14,328,987       12,611,111
Net increase in certificates of deposit                                                              452,813        2,595,913
Increase in repurchase agreements                                                                    336,415          673,664
Principal payments on capital lease obligations                                                         (768)               -
                                                                                           -----------------------------------
              Net cash provided by financing activities                                           15,117,447       15,880,688
                                                                                           -----------------------------------

              Net decrease in cash and cash equivalents                                           (1,866,332)      (4,489,205)

Cash and cash equivalents
              Beginning                                                                            3,051,429       10,436,331
                                                                                           -----------------------------------
              Ending                                                                             $ 1,185,097      $ 5,947,126
                                                                                           ===================================

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                                       $ 392,724        $ 289,995
                                                                                           ===================================
    Income taxes                                                                                         $ -              $ -
                                                                                           ===================================
See Notes to Consolidated Financial Statements.


Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, The Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and branch offices in New Haven (Amity) and Branford, Connecticut.

Note 2.  Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying consolidated unaudited financial statements as of and for the three months and nine months ended September 30, 2003 and September 30, 2002 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2002.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Note 3.  Available Borrowings

         During the quarter ended March 31, 2003, Bancorp obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $4,400,000. There are no borrowings against these lines as of September 30, 2003.

Note 4.  Commitments and Contingencies

         Bancorp entered into an employment agreement (the "President Agreement") with the new President of the Bank effective in February 2003, and expiring on December 31, 2004. The President Agreement provides for a base salary and an annual bonus as determined by the Board of Directors. The President Agreement also provides for vacation and various insurance benefits and reimbursement for automobile, travel, entertainment, club dues and Bank-related education and convention expenses. Also, under the President Agreement, the Company issued to the President options to purchase 20,000 shares of the Company's stock under the terms of the Company's 2002 Stock Option Plan.

         The Bank is involved in litigation with its former President and Chief Operating officer Gary D. Mullin for breach of contract in connection with Mr. Mullin's dismissal for cause. Pursuant to Mr. Mullin's employment agreement with the Bank, the matter is in arbitration. Mr. Mullin notified the Bank of his claim in March 2003. The only parties to the dispute are the Bank and Mr. Mullin. Mr. Mullin is seeking $500,000 for alleged economic loss, plus attorney's fees. The Bank is seeking attorney's fees. The matter is currently pending. Bancorp believes that the former president's claims are without merit and Bancorp intends to defend this case vigorously.

         On October 20 ,2003, Bancorp amended its employment agreement with the Chairman and Chief Executive Officer of Bancorp and the Bank, which began in 2001, to extend the initial five-year term by one year.

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

         For the three month and nine month periods ended September 30, 2003 and 2002, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive. Weighted average shares outstanding for the three months and nine months ended September 30, 2003 and 2002 are presented as follows:

                                                         September 30,
                                                  ---------------------------
                                                    2003            2002
                                                    ----            ----
                  Three month period ended        966,667          966,667
                  Nine month period ended         966,667          966,667

Note 6.  Other Comprehensive Income

         Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:



                                                                          Three Months Ended
                                                                          September 30, 2003
                                                             ---------------------------------------------
                                                               Before-Tax                    Net-of-Tax
                                                                 Amount          Taxes         Amount
                                                             ---------------------------------------------
Unrealized holding losses arising during the period              $ (202,475)           $ -      ($202,475)

Less: Reclassification adjustment for gains                                                             -
recognized in net income                                                  -              -              -
                                                             ---------------------------------------------

Unrealized holding loss on available for sale
securities, net of taxes                                         $ (202,475)           $ -      $(202,475)
                                                             =============================================

                                                                          Nine Months Ended
                                                                          September 30, 2003
                                                             ---------------------------------------------
                                                               Before-Tax                    Net-of-Tax
                                                                 Amount          Taxes         Amount
                                                             ---------------------------------------------
Unrealized holding losses arising during the period              $ (302,259)      $ 34,783      $(267,476)

Less: Reclassification adjustment for gains
recognized in net income                                            (44,505)         5,122        (39,383)
                                                             ---------------------------------------------

Unrealized holding loss on available for sale
securities, net of taxes                                         $ (346,764)      $ 39,905      $(306,859)
                                                             =============================================





There were no elements of comprehensive income during the three months and nine months ended September 30, 2002.

Note 7.  Stock Based Compensation

         During the nine months ended September 30, 2003, Bancorp granted 160,841 stock options to employees and directors at exercise prices ranging from $8.00 to $12.00 per share.

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under Bancorp's stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. During 2002, Bancorp adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." Bancorp has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

         Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for the three months and nine months ended September 30, 2003 would have been increased to the pro forma amounts shown below:



For the three months and nine months ended September 30, 2003

                                                                           Three Months Ended        Nine Months Ended
                                                                           September 30, 2003       September 30, 2003
                                                                        ------------------------- ------------------------
Net loss as reported                                                                  $ (211,225)              $ (623,873)
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards                                                                    (72,679)                (155,029)

                                                                        ------------------------- ------------------------
Pro forma net loss                                                                    $ (283,904)              $ (778,902)
                                                                        ========================= ========================

Basic dilutd loss per share:
As reported                                                                              $ (0.22)                 $ (0.65)
                                                                        ========================= ========================
Pro forma                                                                                $ (0.29)                 $ (0.81)
                                                                        ========================= ========================



Note  8. Bank Application and Capital Raising

         On June 10, 2003, the board of directors of Bancorp, approved the establishment of a new commercial bank in New London, Connecticut and plan to raise between $10 million to $15 million capital by Bancorp.

         On July 2, 2003, Bancorp submitted an application to the State of Connecticut, Department of Banking ("Department"), for the establishment by Bancorp of a new commercial bank in New London, Connecticut. The application was subsequently temporarily withdrawn to complete additional information requested by the Department.

         On August 7, 2003, the application, including the completed additional information, was resubmitted, and on October 2, 2003, the final application, including additional information, was submitted.

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

         The following table sets forth the location of the Bank's branch offices and other related information:

Office               Location                                            Status
------               --------                                            -------

Main Office          215 Church Street, New Haven, Connecticut           Leased

Branford Office      445 West Main Street, Branford, Connecticut         Leased

Amity Office         1475 Whalley Avenue, New Haven, Connecticut          Owned

         On July 2, 2003, Bancorp submitted an application to the State of Connecticut, Department of Banking ("Department"), for the establishment by Bancorp of a new commercial bank in New London, Connecticut. The application was subsequently temporarily withdrawn to complete additional information requested by the Department, including a three year balance sheet and income statement forecast for the proposed new bank.

         On August 7, 2003, The application, including the completed additional information, was resubmitted to the Department, and on October 2, 2003, the final application, including additional information, was submitted. Bancorp expects the new bank to be operating by the end on the third quarter of 2004.

         Bancorp expects to raise $10 to $15 million in new capital of which $6 million will be used to fund the start up of the new bank.

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

         For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 17 of this Form 10-QSB. Currently, other than the potential start up of a new bank in 2004, as previously discussed, there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Outside of staffing the new branches, Bancorp does not anticipate a significant change in the number of its employees.

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

         Greater New Haven is currently served by approximately 70 offices of commercial banks, none of which is headquartered in New Haven. In addition, New Haven Savings Bank, a mutual savings bank, has 17 branches in the New Haven market. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which may be impracticable for the Bank to provide at this time.

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

         Other services provided currently or to be provided include, cashier's checks, money orders, travelers checks, bank by mail, lock box, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services but may offer trust services through a joint venture with a larger institution. To offer trust services in the future, the Bank would need the approval of the Connecticut Banking Commissioner.

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

         Currently, the Bank has 22 full-time employees and one part-time employee. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

         Bancorp had a net loss of $211,000 (or a loss per share of $0.22) for the quarter ended September 30, 2003, compared to a net loss of $315,000 (or a loss per share of $0.33) for the quarter ended September 30, 2002. On a year-to-date basis, Bancorp had a net loss of $624,000 (or a loss per share of $0.65) for the nine months ended September 30, 2003, compared to a net loss of $929,000 (or a loss per share of $0.96) for the nine months ended September 30, 2002.

Financial Condition

Assets

         Since commencing operations on October 1, 2001, Bancorp has reached total assets of $49.7 million at September 30, 2003, an increase of $14.2 million (40%) from $35.5 million in assets as of December 31, 2002. Earning assets reached $44.8 million, increasing $14.2 million (47%) during the first nine months of 2003.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and money market mutual funds to provide funding for higher yielding loans as they are approved and closed. As of September 30, 2003, there were no Federal funds sold and money market mutual fund balances were $369,000. In addition, Bancorp has invested $8.7 million in U.S. Government Agency and mortgage backed securities classified as available for sale with maturities ranging from 3 years to 15 years.

Investments

         Available for sale securities decreased $.8 million from December 31, 2002 to partially fund the increase in loans.

         During the three months and the nine months ended September 30, 2003, unrealized losses on the available for sale securities portfolio totaled $202,000 and $307,000 respectively. These losses were the result of volatility in market rates and yield curve changes and impacted the market prices in government agency bonds and mortgage-backed securities. Management does not believe these losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Loans

         The net loan portfolio increased $16.3 million (86%) from $19.0 million at December 31, 2002 to $35.3 million at September 30, 2003. The increase in loans is due to expected growth in the early stages of operations, and was funded primarily by increases in deposits. The loan to deposit ratio as of September 30, 2003 was 90%. As this ratio has reached its target level, it is expected that the higher yielding loans versus Federal funds sold, money market funds and investments will produce an increasingly positive impact on net interest spread. No significant loan concentrations have developed during this early stage of building the loan portfolio.

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

         Based on this evaluation, management believes the allowance for loan losses of $353,000 at September 30, 2003, which represents .99% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2002, the allowance for loan losses was $232,000 or 1.20% of gross loans outstanding.

Analysis of Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the nine months ended September 30:




                                                   2003            2002
                                            -------------- ---------------
Balance at beginning of period                   $232,000        $ 12,000
Charge-offs                                       (22,291)              -
Recoveries                                              -               -
Provision charged to operations                   143,500         106,000
                                            -------------- ---------------
Balance at end of period                         $353,209        $118,000
                                            ============== ===============




Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:



(Thousands of dollars)                                 September 30,2003         December 31, 2002
--------------------------------------------------------------------------------------------------------
Loss delinquent over 90 days still accruing                            $ 60,354                     $ -
Non-accruing loans                                                            -                       -
                                                       ------------------------- -----------------------
Total                                                                  $ 60,354                     $ -
                                                       ========================= =======================
% of Total Loans                                                          0.17%                   0.00%
% of Total Assets                                                         0.12%                   0.00%



Potential Problem Loans

         At September 30, 2003, the Bank had no loans, other than disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         The earning asset growth for the nine months ended September 30, 2003 has been funded primarily by deposit growth within Bancorp's market area. Deposits reached $39.8 million at September 30, 2003, an increase of $14.8 million (59%) from $25.0 million as of December 31, 2002. The mix of deposits as of September 30, 2003 and December 31, 2002 appears in the table below. Bancorp does not have any brokered deposits.




                                               September 30, 2003              December 31, 2002
                                          ----------------------------  -----------------------------
                                              Balance            Mix           Balance           Mix
Noninterest bearing deposits:              $ 11,914,037         30.0%        $6,401,759        25.6%
                                          --------------  ------------  ----------------   ----------

Interest bearing deposits:
Checking                                      3,237,697          8.1%         2,351,847         9.4%
Money Market                                 15,412,633         38.7%         8,858,585        35.5%
Savings                                       2,406,244          6.1%         1,029,433         4.1%
                                          --------------  ------------  ----------------   ----------
Checking, money market & savings             21,056,574         52.9%        12,239,865        49.0%
                                          --------------  ------------  ----------------   ----------

CD'S under $100,000                           2,837,162          7.1%         2,610,756        10.4%
CD'S of $100,000 or more                      3,966,958         10.0%         3,740,551        15.0%
                                          -----------------------------------------------------------
Time deposits                                 6,804,120         17.1%         6,351,307        25.4%
                                          --------------  ------------  ----------------   ----------
Interest bearing deposits                    27,860,694         70.0%        18,591,172        74.4%
                                          --------------  ------------  ----------------   ----------
Total deposits                             $ 39,774,731        100.0%      $ 24,992,931       100.0%
                                          ==============  ============  ================   ==========






Other

         The $448,000 increase in premises and equipment, net, from December 31, 2002 primarily reflects the building improvements and the purchase of furniture and equipment for the Amity branch which opened in March 2003.

         Repurchase agreements increased $336,000 from December 31, 2002 due to more activity in these customer accounts.

Results of Operations

         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. Bancorp anticipates that the Bank will reach profitability within that time frame.

Net Interest Income

         For the quarter ended September 30, 2003, net interest income was $539,000 versus $201,000 for the same period in 2002, a $338,000 or 168%
increase. This was the result of a $16.4 million increase in average earning assets, primarily increases in average loans of $18.5 million and average investments of $600,000 partially offset by a decrease in lower yielding short term investments of $1.8 million and federal funds sold of $900,000.

         The yield on average interest earning assets for the three months ended September 30, 2003 was 6.26% versus 4.80% for same period in 2002. The cost of average interest bearing liabilities was 1.74% for the three months ended September 30, 2003 versus 2.89% for the same period in 2002.

         For the nine months ended September 30, 2003, net interest income was $1.4 million versus $459,000 for the same period in 2002, a $900,000 or 198% increase. This was the result of a $16.8 million increase in average earning assets, primarily loans of $19.4 million and investments of $1.6 million, partially offset by a decrease in lower yielding short term investments of $2.8 million and federal funds sold of $1.4 million.

         The yield on average interest earning assets for the nine months ended September 30, 2003 was 6.06% versus 4.54% for same period in 2002. The increase in the average interest earning asset yield was the result of a $19.4 million increase in average higher yielding loans coupled with a $2.7 million decrease in average lower yielding investments over that same period.

         The cost of average interest bearing liabilities was 1.94% for the first nine months of 2003 versus 3.15% for the same period in 2002. The decrease in the cost of average interest bearing liabilities was the result of a $13.6 million increase in average lower cost funds partially offset by a $1.5 million increase in average higher cost funds over that same period.

Provision for Loan Losses

         The $21,000 increase in the provision for loan losses from $36,000 for the three months ended September 30, 2002 to $57,000 for the three months ended September 30, 2003 is due primarily to the increase in the Bank's loan volume.

         The $37,000 increase in the provision for loan losses for the nine months ended September 30, 2003 versus the six months ended June 30, 2002 is also due primarily to the increase in loan volume.

Noninterest Income

         The $37,000 increase in noninterest income for the third quarter of 2003 versus 2002 is primarily the result of fees from increased deposit volume and activity of $25,000, increased ATM fees of $5,000 and an increase in insurance referral commissions of $5,000.

         The $122,000 increase in noninterest income for the nine months ended September 30, 2003 versus 2002 is the result of fees from increased deposit volume and activity of $49,000, increased ATM fees of $16,000, an increase in insurance referral commissions of $5,000 and a $44,000 gain on the sale of securities.

Noninterest Expense

         Total noninterest expense was $742,000 for the third quarter of 2003 versus $491,000 for the same period in 2002, an increase of $251,000 or 51%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume as well as the addition of the Branford office in late 2002 and the Amity office in March of 2003, requiring additional staffing and other operating expenses.

         Total noninterest expense was $2.0 million for the nine months ended September 30, 2003 versus $1.3 million for the same period in 2002, an increase of $700,000 or 53%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume as well as the addition of the Branford office in late 2002 and the Amity office in March of 2003, requiring additional staffing and other operating expenses.

         Professional services decreased for the three month and nine month periods ended September 30, 2003 versus the same periods in 2002 by $38,000 and $88,000, respectively. The decrease is primarily the result of hiring Michael M. Ciaburri as President and Chief Operating Officer of the Bank as of February 12, 2003 who had worked up to that point as a consultant to the bank developing new loan volume.

Liquidity

         Bancorp's liquidity position as of September 30, 2003 and December 31, 2002 consisted of liquid assets totaling $9.9 million and $12.6 million, respectively. This represents 20.0% and 35.4% of total assets at September 30, 2003 and December 31, 2002, respectively. The 15.4% decrease is the result of the funding of the $16.3 million in loan growth from December 31, 2002. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, held to maturity securities maturing in one year or less and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

         As of September 30, 2003, the Bank was required to maintain collateral held for public deposits at 120% of all public deposits. As of October 1, 2003, the Bank has been in existence for two years and the requirements for collateral held for public deposits declined from 120% to 10% of all public deposits.

Capital

         The following table illustrates the Bank's regulatory capital ratios at:

                                                           September 30, 2003             December 31, 2002
                                                           ------------------             -----------------
         Leverage Ratio                                            15.45%                      23.76%
         Tier 1 Risk - Based Capital Ratio                         18.35%                      31.52%
         Total Risk - Based Capital Ratio                          19.21%                      32.43%



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

Item 3.     Controls and Procedures

                  (a) Evaluation of disclosure controls and procedures

         Bancorp's Chairman and Chief Executive Officer, President and Chief Operating Officer, and Vice President and Controller, and the Bank's President and Chief Operating Officer and Vice President and Controller, have concluded that Bancorp's disclosure controls and procedures are effective. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures as of the end of the quarter for which this report is filed.

                  (b) Changes in Internal Controls

         There have not been any changes in Bancorp's internal control over financial reporting that have materially effected or are reasonably likely to materially effect, the Bank's internal control over financial reporting.

                                     PART II
                                Other Information


Item 1.  Legal Proceedings

         Bancorp's wholly-owned subsidiary, The Bank of Southern Connecticut ("Bank"), is involved in litigation with its former President and Chief Operating officer Gary D. Mullin for breach of contract in connection with Mr. Mullin's dismissal for cause. Pursuant to Mr. Mullin's employment agreement with the Bank, the matter is in arbitration. Mr. Mullin notified the Bank of his claim in March 2003. The only parties to the dispute are the Bank and Mr. Mullin. Mr. Mullin is seeking $500,000 for alleged economic loss, plus attorney's fees. The Bank is seeking attorney's fees. The matter is currently pending. Bancorp believes that the former president's claims are without merit and Bancorp intends to defend this case vigorously.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None

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

10.15 Bancorp's Board of Directors approval of the establishment by Bancorp of a new commercial bank in New London, Connecticut and a capital raising by Bancorp.

10.16 Amendment to Employment Agreement dated as of October 20, 2003, between The Bank of Southern Connecticut and Southern Connecticut Bancorp, Inc. and Joseph V. Ciaburri.

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

32.1     Section 906 Certification by Chairman and Chief Executive Officer.

32.2     Section 906 Certification by President and Chief Operating Officer.

32.3     Section 906 Certification by Vice President and Controller.

           (b) Reports on Form 8-K
               -------------------

                  The issuer filed no reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SOUTHERN CONNECTICUT BANCORP, INC.


                                     By: /S/ Joseph V. Ciaburri
                                     -----------------------------------------
                                     Name: Joseph V. Ciaburri
                                     Title: Chairman & Chief Executive Officer

Date:  November 12, 2003



                                  Exhibit Index
                                  -------------



10.16    Amendment to Employment Agreement                                              Attached Hereto

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
