Form 10KSB
period 2003-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2004-03-30
CIK 1137046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                F O R M 10 - KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2003.

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

       Yes __X__       No _____

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year:  $3,008,418
                                                         ----------

Aggregate market value of the voting stock held by nonaffiliates (assumes directors and executive officers are nonaffiliates) of the registrant as of February 27, 2004: $8,338,700

Number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 27, 2004: 1,063,320




                       DOCUMENTS INCORPORATED BY REFERENCE



Proxy Statement for 2004 Annual Meeting of           Incorporated into Part III
Shareholders.  (A of this Form 10-KSB
definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.)


Transitional Small Business Disclosure Format (check one):

                  Yes _____;        No__X__

                                Table of Contents

Part I                                                                      Page

Item 1. Description of Business                                               4

Item 2. Description of Property                                              13

Item 3. Legal Proceedings                                                    14

Item 4. Submission of Matters to a Vote of Security Holders                  15

Part II

Item 5. Market for Common Equity, Related Shareholder Matters, and Small     15
        Business Issuer Purchases of Equity Securities

Item 6. Management's Discussion and Analysis or Plan of Operation            17

Item 7. Financial Statements                                                 27

Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                               27

Item 8a.Controls and Procedures                                              27

Part III

Item 9. Directors and Executive Officers of the Registrant                   27

Item 10. Executive Compensation                                              28

Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters                      28

Item 12. Certain Relationships and Related Transactions                      28

Item 13. Exhibits, Lists, and Reports on Form 8 - K                          28

Item 14. Principal Accountants Fees and Services                             30


Exhibit Index                                                                32

                                     PART I
                                     ------

Item 1.  Description of Business.
         -----------------------

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation, was incorporated on November 8, 2000 to serve as a bank holding company. Bancorp owns one hundred percent of the capital stock of The Bank of Southern Connecticut (the "Bank"), a state chartered bank in New Haven, Connecticut, which commenced operations on October 1, 2001 after receiving its Final Certificate of Authority from the Connecticut Banking Commissioner and its deposit insurance from the Federal Deposit Insurance Corporation ("FDIC"). Bancorp invested $10,000,000 of the net proceeds of its July 26, 2001 stock offering to purchase the capital stock of the Bank and an additional $360,000 to cover the Bank's pre-opening deficit. The $10,000,000 of initial equity capital for the Bank required under The Bank of Southern Connecticut's Temporary Certificate of Authority substantially exceeded the statutory minimum equity capital for a new Connecticut bank of $5,000,000. Bancorp chose a holding company structure because it provides flexibility that would not otherwise be available. For example, Bancorp could acquire additional banks, establish de novo banks and other businesses, including mortgage companies, leasing companies, insurance agencies and small business investment companies. Bancorp may in the future decide to engage in additional businesses permitted to bank holding companies or financial holding companies. Before Bancorp could acquire interests in other banks, establish de novo banks or expand into other businesses, it may need to obtain regulatory approvals and might need additional capital.

         Bancorp has leased a free-standing building located at 215 Church Street, New Haven, Connecticut, located in the central business and financial district of New Haven. It has assigned this lease to The Bank of Southern Connecticut, and the Bank has assumed all rights and obligations under this lease. Both Bancorp and the Bank operate from this facility. On October 7, 2002 the Bank opened a branch office in Branford, Connecticut at West Main Street and Summit Place. On August 15, 2002 the Bank also purchased a building at 1475 Whalley Avenue in the Westville section of New Haven for a new branch office site which was opened March 24, 2003.

         The following table sets forth the location of the Bank's branch offices and other related information:

Office              Location                                            Status
------              --------                                            ------
Main Office         215 Church Street, New Haven, Connecticut           Leased

Branford Office     445 West Main Street, Branford, Connecticut         Leased

Amity Office        1475 Whalley Avenue, New Haven, Connecticut         Owned

         Bancorp has submitted an application to the Department of Banking of the State of Connecticut to charter a bank to be located in New London, Connecticut. The application is pending with the Department of Banking and a decision is anticipated in the second quarter of 2004. Presuming approval by the Department of Banking, Bancorp will proceed to file an application with the Federal Deposit Insurance Corporation for deposit insurance approval and an application with the Federal Reserve Bank of Boston for approval to acquire the new state chartered bank. The New London based bank will be named The Bank of Southeastern Connecticut and will be operated similarly to The Bank of Southern Connecticut. Bancorp will provide certain management and operations support and services to the two banks as well as certain infrastructure. Bancorp will seek to raise additional capital in order to capitalize the new bank as well as for other purposes. (See further discussion below and in Liquidity)

         Bancorp entered into a lease on January 14, 2004 with the City of New London for a facility located at 15 Mason Street, New London, Connecticut. This facility is intended to be the main office of the proposed wholly owned state chartered subsidiary bank to be named The Bank of Southeastern Connecticut. (See Description of Property)

         Bancorp anticipates, subject to regulatory approval of the proposed bank, improving the leased building and purchasing furniture and equipment for the proposed Bank of Southeastern Connecticut, which is expected to commence operations in the fourth quarter of 2004 (See Description of Property). Currently, there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Bancorp intends to recruit a majority of Directors, as well as the executive management and employees of The Bank of Southeastern Connecticut from within the New London market area. Outside of staffing the new bank, Bancorp does not anticipate a significant change in the number of its employees.

         Bancorp will seek to raise $10 to $15 million in new capital of which approximately $6 million will be used to fund the start up of the new bank. Bancorp expects the new bank to be operating by the end of 2004. The balance will be retained by Bancorp for other business purposes including the likely contribution of additional capital to The Bank of Southern Connecticut.

         On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary of Bancorp, was incorporated. SCB Capital, Inc. will engage in a limited range of investment banking, advisory and financial brokerage services primarily to small to medium size business clients of Bancorp and the general public located in Connecticut. SCB Capital, Inc. is in the process of applying for approval as and membership with the National Association of Security Dealers as a broker-dealer. SCB Capital, Inc. has not been capitalized nor has it commenced operations. The amount to be invested in SCB Capital, Inc. will be determined by Bancorp's Board of Directors following completion of the application process.

         Bancorp's current and proposed bank subsidiaries are not expected to compete with large institutions for the primary banking relationships of large corporations, but to compete for niches in this business segment and for the consumer business of employees of such entities. The Bank of Southern Connecticut focuses on small to medium-sized businesses, professionals and individuals and their employees. This focus includes retail, service, wholesale distribution, manufacturing and international businesses. The Bank of Southern Connecticut attracts these customers based on relationships and contacts which the Bank's directors and management have within and beyond its primary service area. It is anticipated that the proposed The Bank of Southeastern Connecticut will pursue a similar strategy in the greater New London market. The strategy includes, among other factors, substantial local bank board representation, local credit decision authority, focus on the local business community, personal service, and support of community interests. Additional employees will be recruited to staff the new bank.

         Greater New Haven, where The Bank of Southern Connecticut is located, is currently served by approximately 70 offices of commercial banks, none of which are headquartered in New Haven. In addition, New Haven Savings Bank, a mutual savings bank, has 16 branches in the New Haven market. All of these banks are substantially larger than The Bank of Southern Connecticut expects to be in the near future and are able to offer products and services which may be impracticable to provide at this time. The New Haven Savings Bank has approval to convert to a stock state chartered savings bank charter and to acquire two other bank holding companies located in the state of Connecticut during 2004.

         There are numerous banks and other financial institutions serving the communities surrounding New Haven which also draw customers from New Haven, posing significant competition to attract deposits and loans. The Bank of Southern Connecticut also experiences competition from out-of-state financial institutions. The Bank will have to continue to obtain customers from the customer base of such existing banks and financial institutions and from growth in New Haven and the surrounding area. Many of such banks and financial institutions are well established and well capitalized, allowing them to provide a greater range of services (including trust services) than the Bank will be able to offer in the near future.

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

         Additional legislative and regulatory changes may affect The Bank of Southern Connecticut in the future; however, the nature of such changes and the effect of their implementation cannot be assessed. New rules and regulations may, among other things, revise limits on interest rates on various categories of deposits and may limit or influence interest rates on loans. Monetary and fiscal policies of the United States government and its instrumentalities, including the Federal Reserve, significantly influence the growth of loans, investments and deposits. The present bank regulatory scheme is undergoing significant change both as it affects the banking industry itself and as it affects competition between banks and non-bank financial institutions.

         The Bank of Southern Connecticut currently offers products and services described as "core" products and services which are more completely described below. Through correspondent and other relationships, it is expected that the Bank will be able to help our customers meet all of their banking needs, including obtaining services which The Bank of Southern Connecticut may not offer directly.

         The Bank of Southern Connecticut continues to attract a sound base of core deposits, including checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts and a variety of certificates of deposits and IRA accounts. To attract deposits, The Bank of Southern Connecticut is employing an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the New Haven market. The primary sources of deposits have been and are expected to be, residents of, and businesses and their employees located in, New Haven and the surrounding communities. The Bank is obtaining these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and / or broadcasted in the local media.

         Deposits and The Bank of Southern Connecticut's equity capital are the sources of funds for lending and investment activities. Repayments on loans, investment income and proceeds from the sale and maturity of investment securities also provide additional funds for these purposes. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank is expected to manage the pricing of deposits to maintain a desired deposit balance. The Bank offers drive-in teller services, wire transfer, lock box and safe deposit services.

         The Bank of Southern Connecticut's loan strategy is to offer a broad range of loans to businesses and individuals in its service area, including commercial and business loans, personal loans, mortgage loans, home equity loans, automobile loans and education loans. The Bank has received lending approval status from the Small Business Administration ("SBA") to enable it to make SBA loans to both the Greater New Haven business community and companies throughout the State of Connecticut. The marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank seeks to manage the credit risk inherent in its loan portfolio through credit controls, loan diversification and a loan review program. Prior to approving a loan, the Bank evaluates: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment and other factors considered relevant in the circumstances.

         Loans are made on a variable or fixed rate basis with fixed rate loans limited to five year terms. All loans are approved by The Bank of Southern Connecticut's management and the Loan Committee of the Bank's Board of Directors. At the present time, the Bank is not syndicating or securitizing loans. The Bank, at times, participates in multi-bank loans to companies in its service area. Commercial loans and commercial real estate loans may be written for terms of up to twenty years. Loans to purchase or refinance commercial real estate are supported by personal guarantees of the makers and related parties and are collateralized by the subject real estate, which may in cases be supplemented by additional collateral in the form of liquid assets. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

         Other services currently provided include, cashier's checks, money orders, travelers checks, bank by mail, direct deposit and U. S. Savings Bonds. The Bank of Southern Connecticut is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services but may offer trust services through a joint venture with a larger institution. To offer such services in the future, the Bank would need the approval of the Connecticut Banking Commissioner.

         Another significant activity for The Bank of Southern Connecticut is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of the Bank's business plan, the aggregate amount of loans will be subject to maintaining a satisfactory loan-to-deposit ratio. The Bank's overall portfolio objective is to maximize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. The Bank's current investment portfolio is limited to U.
S. government agency obligations and agency issue collateralized mortgage obligations which have been classified as available for sale. Accordingly, the principal risk associated with the Bank's current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.

         Overall, The Bank of Southern Connecticut's plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses, achieve profitable operations and maintain liquidity. The Bank is seeking to develop additional fee income sources to supplement the core bank product offerings.

         Currently, The Bank of Southern Connecticut has 29 full-time and no part-time employees. Most routine day-to-day banking transactions are performed at the Bank by its employees. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

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

         There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of Bancorp can finance or otherwise transfer funds to Bancorp or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to Bancorp from the Bank. Federal and state bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable. Under the policy of the FRB, Bancorp is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Bancorp might not elect to do so absent such policy.

         The FRB has established capital adequacy guidelines for bank holding companies that are similar to the Federal Deposit Insurance Corporation ("FDIC") capital requirements for the Bank described below.

Regulations to which the Bank is subject


         The Bank of Southern Connecticut is organized under the Banking Law of the State of Connecticut. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as well as by the FDIC, as its primary federal regulatory and insurer of deposits. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the FRB. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations. The Connecticut Banking Commissioner and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations.

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

         Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulatory. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

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

Sarbanes-Oxley Act of 2002

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer, and the Bank's President, have signed certifications to this Form 10-KSB as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

Factors Affecting Future Results
--------------------------------

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

Item 2.  Description of Property.
         -----------------------

         Bancorp executed a lease for a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven. The lease was assigned to The Bank of Southern Connecticut, and the Bank assumed, all obligations there under. The location is a former bank branch, which has been renovated for use as the headquarters of the Bank and Bancorp. The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop.

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

         To the extent that the building contains space not needed for operations, the Bank expects to sublease such excess to the extent practicable. The Bank of Southern Connecticut had subleased approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer
F. Laydon, one of Bancorp's directors.

         The Bank of Southern Connecticut entered into a lease agreement on August 7, 2002 to lease the facility at 445 West Main Street, Branford, Connecticut, the site of the Branford branch which opened for business on October 7, 2002.

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

         On August 15, 2002 the Bank also purchased an additional branch facility at 1475 Whalley Avenue, New Haven, Connecticut, the site of the Amity branch location which opened March 24, 2003.

         On January 14, 2004 Bancorp entered into a lease agreement to lease the facility at 15 Mason Street, New London, Connecticut, the site of the proposed Bank of Southeastern Connecticut. Pending regulatory approval of The Bank of Southeastern Connecticut, the facility will be improved to accommodate the new bank. Improvements, furnishings and equipment are estimated to be $159,000. The Bank of Southeastern Connecticut is expected to commence operations in the fourth quarter of 2004. The Lease is for an initial term of five years, with three successive five year option periods. Base rent is $45,580 annually until January 14, 2009. The base rent for the option years is subject to increases. Bancorp is responsible for pro rata allocations for taxes, utilities, common charges and other customary expenses of the premises. Upon the commencement of bank operations, it is Bancorp's intention to assign the lease to The Bank of Southeastern Connecticut.



Item 3.  Legal Proceedings.
         -----------------

         There are no legal proceedings currently pending or threatened against Bancorp or The Bank of Southern Connecticut or their property. Bancorp is not aware of any proceeding contemplated by a governmental entity involving Bancorp or the Bank.

         Bancorp's wholly-owned subsidiary, The Bank of Southern Connecticut, was involved in litigation during 2003 with its former President and Chief Operating Officer, Gary D. Mullin, for breach of contract in connection with Mr. Mullin's dismissal for cause. Mr. Mullin notified the Bank of his claim in March 2003. The only parties to the dispute were the Bank and Mr. Mullin. The matter has been settled satisfactorily with no material impact to Bancorp or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matter was submitted to a vote of shareholders of Bancorp during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases Of Equity Securities.
         ----------------------------------------------------------------

         Bancorp's Common Stock is quoted on the Over the Counter Market System under the symbol "SCNO."

         The following table sets forth the high and low sales price* per share of Bancorp's Common Stock, as reported on the Over the Counter Market as quoted on Bloomberg Market Data System (TM) for the last two years:
(The prices listed may not reflect actual transactions.)

             Quarter Ended           High           Low
             -------------
         March 31, 2003             $ 8.25        $ 7.80
         June 30, 2003              $10.75        $ 7.70
         September 30, 2003         $10.30        $ 8.65
         December 31, 2003          $10.00        $ 8.65

         March 31, 2002             $12.00        $ 8.50
         June 30,2002               $11.00        $ 8.50
         September 30, 2002         $10.00        $ 7.85
         December 31, 2002          $ 9.50        $ 8.05


         *Share price have not been adjusted to reflect the 10% stock dividend declared January 13, 2004.

Holders
--------

         There were approximately 100 registered shareholders of record of Bancorp's Common Stock as of March 19, 2004.

Dividends
---------

         No cash dividends have been declared to date by Bancorp. Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future. Bancorp may, however, declare stock dividends at the discretion of its Board of Directors. Bancorp declared a 10% stock dividend on January 13, 2004 to shareholders of record as January 30, 2004. Bancorp issued 96,653 shares in connection with the stock dividend.

         Bancorp's sole operating subsidiary is The Bank of Southern Connecticut. Bancorp is dependent upon the ability of the Bank to declare and pay dividends to Bancorp. The Bank's ability to declare dividends is dependent unit the Bank's ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

         The policy of the Connecticut Banking Commissioner is to not permit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. "Net profits" is defined as the remainder of all earnings from current operations. In some instances, further restrictions on dividends may be imposed by the FDIC. However, during 2002, the Bank requested, and was granted, permission from the State of Connecticut Department of Banking, to pay a special cash dividend to Bancorp in the amount of $200,000. At December 31, 2003 and 2002, no cash dividends may be declared by the Bank without regulatory approval.

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

                      Equity Compensation Plan Information

         The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of Bancorp are authorized for issuance as of December 31, 2003:

----------------------------------------------------------------------------------------------------------------------
        Plan Category           Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,           options, warrants          future issuance under
                                    warrants and rights              and rights            equity compensation plans
                                            (a)                         (b)                (excluding securities
                                                                                           reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plan                  228,811                      $ 8.48                       21,189
approved by security holders

----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             132,481                      $12.00                             0 1
approved by security holders

----------------------------------------------------------------------------------------------------------------------
Total                                     361,292                      $ 9.77                       21,189

----------------------------------------------------------------------------------------------------------------------


         The 2001 option and warrant plans were not approved by security holders.

         *Numbers and dollars have not been adjusted to reflect the 10% stock dividend declared January 13, 2004.

-----------------
1 The 2001 Option Plan was terminated on May 14,2002.

Recent Sales of Unregistered Securities
---------------------------------------

         Bancorp has not sold unregistered securities.

Repurchase of Securities
------------------------

         Bancorp has not repurchased any of its securities.

Item 6. Management's Discussion and Analysis and Results of Operations.
        --------------------------------------------------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations

         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. The Bank of Southern Connecticut was profitable in the fourth quarter of 2003, the ninth quarter of operation.

Southern Connecticut Bancorp, Inc.
Financial Highlights

As of and for the years ended December 31, 2003 and 2002:

                                                2003                 2002
                                                ----                 ----
Operating Data
--------------
Interest income                         $  2,512,086         $  1,125,321
Interest expense                             574,795              441,813
Net interest income                        1,937,291              683,508
Provision for loan losses                    213,100              220,000
Noninterest income                           496,332               86,163
Noninterest expenses                       2,818,450            1,933,684
Net loss                                    (597,927)          (1,384,013)
Basic and diluted loss per share                (.56)               (1.30)

Balance Sheet Data
------------------
Cash and due from banks                 $  1,147,883         $  1,245,010
Federal funds sold                           966,000            1,144,000
Short-term investments                       454,115              662,419
Investment securities                      8,478,068            9,501,492
Loans, net                                40,818,718           19,049,212
Total assets                              56,386,040           35,500,115
Total deposits                            47,273,875           24,992,931
Repurchase agreements                        339,752              822,259
Total shareholders equity                  7,314,302            8,274,679


Assets
------

         Bancorp's total assets were $56.4 million as of December 31, 2003, an increase of $20.9 million over December 31, 2002. Earning assets comprise $51.2 million of the total asset volume, and consist of Federal Funds sold, short-term investments, securities and loans, a $20.6 million increase from 2002. Bancorp has maintained liquidity by maintaining balances in overnight Federal Funds and in Money Market Mutual Funds to provide funding for higher yielding loans as they are approved. As of December 31, 2003, Federal Funds Sold balances were $966,000 and Money Market Mutual Fund balances were $454,115. Bank investment securities classified as available for sale were $8.5 million and $9.5 million as of December 31, 2003 and 2002, respectively. The loan portfolio was $41.2 million and $19.3 million as of December 31, 2003 and 2002 respectively, a net increase of $21.9 million.

         The earning asset growth in 2003 has been funded by deposit growth within the Bank's market area. Deposits were $47.3 million and $25.0 million as of December 31, 2003 and 2002 respectively, a net increase of $22.3 million. The mix of deposits as of December 31, 2003 includes non-interest bearing checking accounts of $13.8 million, interest- bearing checking deposits of $3.5 million, savings deposits of $2.6 million, money market deposits of $17.3 million, as well as time certificates of deposit of $10.1 million. The deposit mix between 2003 and 2002 has not substantially changed. The Bank has not accepted any brokered deposits.

         The following table presents the maturity distribution of investment securities at December 31, 2003 and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

                                          One Year       After Five
                            One Year       Through        but Within         Over            No
Available for sale           or Less     Five Years       Ten Years       Ten Years       Maturity           Total
------------------           -------     ----------       ---------       ---------       --------           -----
U. S. Government
Agency obligations             $  --      $2,501,421      $4,199,527      $  500,000      $       --      $7,200,948
Mortgage-backed securities        --              --              --              --       1,576,878       1,576,878
                             ------------------------------------------------------------------------------------------
Total                          $  --      $2,501,421      $4,199,527      $  500,000      $1,576,878      $8,777,826
                             ==========================================================================================
Weighted average yield                         2.35%           2.77%           4.00%           3.82%           2.90%


The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2003.

                                           Amortized       Fair
                                             Cost         Value
                                             ----         -----
U. S. Government agencies:
--------------------------
Federal Home Loan Mortgage Corp.        $ 4,450,515   $ 4,317,460
Federal Home Loan Bank                    2,798,665     2,713,760
Federal National Mortgage Association     1,528,646     1,446,848

Loans

         The Bank's net loan portfolio was $40.8 million at December 31, 2003. Loan demand has been robust throughout the year. The loan to deposit ratio as of December 31, 2003 was 87.2%. In comparison, the loan to deposit ratio as of December 31, 2002 was 77.1%. Bancorp's target for this ratio is 80% to 83%, and attributes the year end 2003 ratio to the success of the Bank's loan business development program to small to medium businesses, as well as an improving economy, in generating loan demand. Management believes that the ratio will decline to within the targeted band and will generally remain within the band over time as the Bank's branch system deposit base grows. The deployment of new deposit growth and Federal Funds Sold, money market mutual fund investments and federal agency and other investments into the loan portfolio have produced a positive impact on net interest spread - see the table depicting the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential on Page 22 of this Form 10-KSB. There are no significant loan concentrations in the loan portfolio.

         The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2003 by type of loan, and the sensitivities of loans to changes in interest rates:

                                            Due after
                                Due in      one year
                               one year      through        Due After
(Thousands of dollars)          or less     five years      five years       Total
---------------------------------------------------------------------------------------
Commercial loans secured
  by real estate                $ 3,699        $12,119        $ 2,226        $18,044
Residential real estate              81            867             --            948
Construction loans                  773            728             --          1,501
Commercial loans                 10,193          5,203          3,188         18,584
Consumer installment                671            534             --          1,205
Consumer home equity                445            588             10          1,043
                                -------        -------        -------        -------
Total                           $15,862        $20,039        $ 5,424        $41,325
                                =======        =======        =======        =======

Fixed rate loans                $ 2,156        $ 4,010        $ 3,887        $10,053
Variable rate loans              13,706         16,029          1,537         31,272
                                -------        -------        -------        -------
Total                           $15,862        $20,039        $ 5,424        $41,325
                                =======        =======        =======        =======


Critical Accounting Policy

         In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting the results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

         The reserve consists of specific, general and unallocated components. The specific component relates to loans that are classified doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management's estimate of probably losses.The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

         Based upon this evaluation, management believes the allowance for loan losses of $421,144 or 1.02% of gross loans at December 31, 2003 is adequate, under prevailing economic conditions, to absorb losses on existing loans.

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

         Management considers all non-accrual loans, other loans past due 90 days or more, based on contractual terms, and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days and the related loans are not considered to be impaired. Bancorp considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Analysis of Allowance for Loan Losses
                                             2003               2002
                                        ---------          ---------
Balance at beginning of period          $ 232,000          $  12,000
Charge-offs                               (24,572)                --
Recoveries                                    616                 --
                                        ---------          ---------
Net (charge-offs) recoveries              (23,956)                --
Additions charged to operations           213,100            220,000
                                        ---------          ---------
Balance at end of period                $ 421,144          $ 232,000
                                        =========          =========

Net charge-offs to average loans             0.08%                --
                                        =========          =========

Allocation of the Allowance for Loan Losses at December 31:

                                         2003                           2002
                                ---------------------------    -----------------------------
                                               Percent of                       Percent of
                                              Loans in Each                   Loans in Each
                                               Category to                     Category to
                                Balance        Total Loans      Balance        Total Loans
                                -------        -----------      -------        -----------
Commercial loans secured
  by real estate                $165,986          43.66%        $ 88,083          45.56%
Construction loans                35,589           3.63%           8,538           2.94%
Residential                        4,833           2.29%           3,828           7.92%
Commercial                       192,075          44.98%          74,041          38.29%
Consumer Installment              21,361           2.92%           3,550           3.67%
Consumer Home Equity               1,300           2.52%             785           1.62%
Unallocated                           --             --           53,175             --
                                --------         ------         --------          -----
                                $421,144         100.00%        $232,000          100.0%
                                ========         ======         ========          =====

Non-Accrual, Past Due and Restructured Loans

         Non-accrual loans at December 31, 2003 totaled $94,063. There were no restructured loans. There were no loans in 2003 considered as "troubled debt restructurings."

Potential Problem Loans

         Other than loans identified as non-accrual at December 31, 2003, the Bank had no loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         Total deposits were $47.3 million at December 31, 2003, an increase of $22.3 million in comparison to total deposits as of December 31, 2002 of $25.0 million. The deposit total at December 31, 2003 consists of non-interest bearing checking of $13.8 million (29.1%), interest bearing checking and money market deposits of $20.8 million (43.9%), savings of $2.6 million (5.6%) and certificates of deposit of $10.1 million (21.4%). The Bank has not accepted any brokered deposits and has no present plans to review this policy.

         The Bank continues to offer competitive interest rates in the very competitive New Haven County marketplace in order to fund expected loan growth.

As of December 31, 2003 the Bank's maturities of time deposits were:

                                    $100,000      Less than
                                   or greater      $100,000         Totals
                                   ----------      --------         ------
(Thousands of dollars)

Three months or less                 $ 2,056        $   796        $ 2,852
Over three months to one year          4,491            866          5,357
Over one year                            505          1,395          1,900
                                     -------        -------        -------
                                     $ 7,052        $ 3,057        $10,109
                                     =======        =======        =======

Other

         The increase in premises and equipment is primarily due to the improvements made to the building and related site used for the Amity branch of the Bank.


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

            The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2003 and 2002.

                                        Distribution of Assets, Liabilities and Shareholders'
                                          Equity; Interest Rates and Interest Differential

                                                  2003                                  2002                        Fluctuations in
                                   --------------------------------------    ------------------------------------      interest
                                                 Interest                                Interest      Annualized    Income/Expense
                                   Average       Income/          Average     Average    Income/         Average    ---------------
(Dollars in thousands)             Balance       Expense            Rate      Balance    Expense          Rate          Total
----------------------             -------       -------            ----      -------    -------          ----          -----
Interest earning assets
Loans (1)                          $ 29,091      $  2,224           7.64%    $  9,095    $    744         8.18%      $  1,480
Short term investments                  993             7           0.70%       3,642          59         1.62%           (52)
Investments                           8,747           256           2.93%       7,649         263         3.44%            (7)
Federal funds sold                    2,379            25           1.05%       3,692          59         1.60%           (34)
                                   --------      --------                    --------    --------                    --------
Total interest earning assets        41,210         2,512           6.10%      24,078       1,125         4.67%         1,387
                                                 --------                                --------


Cash and due from banks               1,396                                       902
Premises and equipment, net           3,381                                     1,915
Allowance for loan losses              (303)                                      (70)
Other                                 1,068                                       756
                                   --------                                  --------
Total assets                       $ 46,752                                  $ 27,581
                                   ========                                  ========

Interest bearing liabilities
Time certificates                  $  6,534           166           2.54%    $  5,106         156         3.06%            10
Savings deposits                      1,984            21           1.06%         625          10         1.60%            11
Money market / checking
deposits                             18,381           211           1.15%       7,514         135         1.80%            76
Capital lease obligations             1,191           169          14.19%         936         137        14.64%            32
Repurchase agreements and other         914             8           0.88%         388           4         1.03%             4
                                   --------      --------                    --------    --------                    --------
Total interest bearing
liabilities                          29,004           575           1.98%      14,569         442         3.03%           133
                                                 --------                                --------                    --------

Non-interest bearing deposits         9,645                                     3,686
Accrued expenses and
other liabilities                       357                                       210
Shareholder's equity                  7,746                                     9,116
                                   --------                                  --------
Total liabilities and equity       $ 46,752                                  $ 27,581
                                   ========                                  ========

Net interest income                              $  1,937                                $    683                    $  1,254
                                                 ========                                ========                    ========

Interest margin                                                     4.70%                                 2.84%
                                                                  =======                               =======

Interest spread                                                     4.12%                                 1.64%
                                                                  =======                               =======

(1) Includes nonaccruing loans.

                                                                 22

                          RATE VOLUME VARIANCE ANALYSIS

         The following table summarizes the variance in interest income and expense for 2003 and 2002 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The change in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

                                       2003 vs. 2002
                                       Variance due to:
(Dollars in thousands)                   Volume          Rate            Total
----------------------                   ------          ----            -----
Interest Earning Assets
Loans                                   $ 1,532         ($   52)        $ 1,480
Short Term Investments                      (29)            (23)            (52)
Investments                                  35             (42)             (7)
Federal Funds Sold                          (17)            (17)            (34)
                                        -------         -------         -------
                                          1,521            (134)          1,387
                                        -------         -------         -------

Interest bearing liabilities
Time certificates                       $    39             (29)        $    10
Savings deposits                             15              (4)             11
Money market / checking deposits            139             (63)             76
Capital lease obligations                    37              (5)             32
Repurchase agreements                         5              (1)              4
                                        -------         -------         -------
                                            235            (102)            133
                                        -------         -------         -------
Net Interest Income                     $ 1,286         ($   32)        $ 1,254
                                        =======         =======         =======

         The improvements realized in net interest income during 2003 primarily reflect substantial increased earning asset volume over 2002, as the average earning assets in 2003 of $41.2 million were 71% greater than average earning assets in 2002. Overall, interest income attributed to volume considerations considerably outweighed rate considerations (increase of $1,521,000 verses a decrease of $134,000). With respect to variances in the 2003 cost of interest bearing liabilities in comparison to 2002, increased volume considerations of $235,000 also outweighed decreased rate considerations of $102,000.

         Loan growth has been the primary factor in improving net interest income, as the net portfolio growth of $21.8 million in 2003 was accompanied by a $1.3 million increase in net interest income. Bancorp intends for the Bank to continue to emphasize lending to small to medium businesses in its market area as its strategy to increase assets under management and to improve earnings. The Bank will seek opportunities to increase its deposit base in order to support its earning assets through marketing and by considering additional branch locations and new product and service offerings.

         The following are measurements of Bancorp's earnings (loss) in relation to assets and equity, and average equity to average assets for the year ended December 31, 2003 and 2002.

                                                   2003             2002
                                                -------          -------
        Return on average assets                  (1.28)%          (5.02)%
        Return on average equity                  (7.72)%         (15.18)%
        Average equity to average assets          16.56 %          33.05 %


Results of Operations

         Bancorp's net loss for fiscal year 2003 was $598,000, a decrease of $786,000 from the net loss of $1,384,000 in fiscal year 2002. The decrease in the 2003 loss was primarily due to increases in net interest income and non-interest income, partly offset by an increase in non-interest expenses.

Net Interest Income

         For the year December 30, 2003, net interest income was $1,937,000 versus $684,000 for the year ended December 31, 2002, a $1.3 million or 183% increase. The 2003 increase was primarily the result of a $17.1 million increase in average earning assets. The increase in average earning assets was comprised of increases in average loans of $20.0 million and investments of $1.1 million, partially offset by a decrease in lower yielding short term investments of $2.6 million and federal funds sold of $1.3 million.

         The yield on average interest earning assets for the twelve months ended December 31, 2003 was 6.10% versus 4.67% for same period in 2002, an increase of 143 basis points. The increase in the yield on assets reflects the increased ratio of loans to the total of earning assets over 2002.

         The cost of average interest bearing liabilities was 1.98% for the twelve months ended December 31, 2003 versus 3.03% for the same period in 2002, a favorable decrease of 105 basis points. The decrease in the cost of interest bearing liabilities was due to the $10.9 million increase in the average outstanding balances of low rate money market and interest bearing checking deposits in comparison to the total increase in interest bearing liabilities of $14.4 million, as well as the generally lower interest rate environment prevalent in 2003.

         Due to the improvements in 2003 in the yield on average earning assets, and the favorable decrease in the cost of interest bearing liabilities, the interest spread improved to 4.12% for fiscal year 2003, an increase of 248 basis points over the interest spread realized in 2002. Net interest margin improved to 4.70% in 2003 from the 2.84% in 2002, a favorable change of 186 basis points.

Noninterest Income

         The $410,000 increase in non-interest income for the twelve months ended December 31, 2003 versus 2002 is the result of $177,000 referral fee income and gains on sales of loan participations related to Small Business Administration ("SBA") guaranteed loans in the fourth quarter of 2003, increased deposit account service charges and fees of $42,000, other noninterest fee income of $147,000 and $44,000 of gains on the sales of investment securities for the year. The Bank of Southern Connecticut intends to originate SBA guaranteed loans in the future and expects to continue to earn fee income from SBA loan participation sales and referrals. The increase in other noninterest fee income is attributable to volume growth in the loan and deposit portfolios, as well as the receipt of an approximately $32,000 prepayment penalty on a loan.

Noninterest Expenses

         Total noninterest expenses were $2.8 million for the year ended December 31, 2003 versus $1.9 million for 2002, an increase of $900,000 or 47%. The increase in expenses is due to the growth in Bancorp's loan and deposit volume as well as the addition of the Amity office in March of 2003, requiring additional staffing and other operating expenses. As a result, salaries and benefits increased $548,000 to $1.5 million in fiscal year 2003 in comparison to fiscal year 2002, and occupancy and equipment expenses increased by $184,000 in fiscal year 2003 to $370,000.

         Professional services decreased for the year ended December 31, 2003 versus the year ended December 31, 2002 by $61,000. The decrease is primarily the result of hiring Michael M. Ciaburri as President and Chief Operating Officer of the Bank as of February 12, 2003, who had worked up to that point as a consultant to the bank developing new loan and deposit account volume.

Off-Balance-Sheet Arrangements

         See Note 12 to the accompanying consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

         Bancorp's liquidity position as of December 31, 2003 and December 31, 2002 consisted of liquid assets totaling $11.1 million and $12.6 million, respectively. This represents 19.6% and 35.5% of total assets at December 31, 2003 and 2002, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

         Management believes Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Capital

         The following table illustrates the Bank's regulatory capital ratios at December 31:

                                              2003          2002
                                            -------       -------
        Leverage Capital                     14.16%        23.76 %
        Tier 1 Risk - Based Capital          16.33%        31.52 %
        Total Risk - Based Capital           17.24%        32.43 %

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

         Subject to regulatory approval and completion of a public offering of additional common shares during 2004, Bancorp has intentions to establish The Bank of Southeastern Connecticut in the fourth quarter of 2004. Bancorp also anticipates commencing the operations of SCB Capital, Inc. in the second half of 2004. Provided both regulatory approval of the new bank subsidiary and the success of the public offering, Bancorp will capitalize both of these entities in 2004. The application for the Bank of Southeastern Connecticut specifies that the initial capitalization of The Bank of Southeastern Connecticut will be approximately $6 million. The National Association of Security Dealers rules and regulations require a minimum capitalization for SCB Capital, Inc. to be not less than $25,000.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995.

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

Item 7.  Financial Statements
         --------------------

         The consolidated balance sheets of Bancorp as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 5, 2004 are included as part of this Form 10-KSB in the "Financial Report" following page 33 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------------

         Not applicable.

Item 8a. Controls and Procedures
         -----------------------

         (a) Evaluation of disclosure controls and procedures

         Based upon an evaluation of the effectiveness of Bancorp's disclosure controls and procedures performed by Bancorp's management, with participation of Bancorp's Chief Executive Officer and its Chief Financial Officer as of the end of the period covered by this report, Bancorp's Chief Executive Officer and Chief Financial Officer concluded that Bancorp's disclosure controls have been effective.

         As used herein, "disclosure controls and procedures" mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp's management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in Internal Controls

         There have not been any significant changes in Bancorp's internal controls or in other factors that occurred during Bancorp's fiscal year ended December 31, 2003 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The information required by this Item 9 is incorporated into this Form 10-KSB by reference to Bancorp's definitive proxy statement for its 2004 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

Item 10.  Executive Compensation
          ----------------------

         The information required by this Item 10 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          ------------------------------------------------------------------

         The information required by this Item 11 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         The information required by this Item 12 is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K
         --------------------------------------

         (a) Exhibits

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

10.15 Amendment to Employment Agreement dated as of October 20, 2003, between The Bank of Southern Connecticut and Southern Connecticut Bancorp, Inc. and Joseph V. Ciaburri. (incorporated by reference to Exhibit 10.15 to issuer's Form 10-QSB dated November 12, 2003)

10.16 Lease dated January 14, 2004 between The City of New London and the Issuer (attached hereto)

10.17 Lease dated August 2, 2002, between 469 West Main Street LLC and The Bank of Southern Connecticut (attached hereto)

14.      Code of Ethics (attached hereto)

21. Subsidiaries (incorporated by reference to Exhibit 21 to Issuer's form 10-KSB dated March 31, 2003)

31.1 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer.

31.2 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer.

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer.

32.3     Section 1350 Certification by Vice President and Chief Financial
         Officer.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

         Bancorp's Principal Accountants, McGladrey & Pullen, LLP provide audit, audit related and tax advisory and tax return preparation services for Bancorp and The Bank of Southern Connecticut. The following table summaries the fees provided in 2003 and 2002 respectively:


                                    2003           2002
                                    ----           ----
        Audit Fees                $81,583        $74,344
        Audit Related Fees        $ 6,235        $ 9,600
        Tax Fees                  $ 7,565        $ 7,065
        All Other Fees            NONE           NONE


         Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of financial statements included in quarterly reports included on Form 10-QSB, and services connected with statutory and regulatory filings or engagements. Audit related fees are principally for consultations on various accounting and reporting matters. Tax service fees consist of fees for tax return preparation for Bancorp.

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

Date: March 30, 2004

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/S/ Joseph V. Ciaburri                                  March 30, 2004
------------------------------------                    -----------------
Joseph V. Ciaburri                                      Date
Chief Executive Officer and Director

/S/ Elmer F. Laydon                                     March 30, 2004
------------------------------------                    -----------------
Elmer F. Laydon                                         Date
Vice Chairman and Director

/S/ Juan Jose Alvarez de Lugo                           March 30, 2004
------------------------------------                    -----------------
Juan Jose Alvarez de Lugo                               Date
Director

/S/ G. Leon Jacobs                                      March 30, 2004
------------------------------------                    -----------------
G. Leon Jacobs                                          Date
Director

/S/ Joshua H. Sandman                                   March 30 2004
------------------------------------                    -----------------
Joshua H. Sandman                                       Date
Director

/S/ Alphonse F. Spadaro, Jr.                            March 30, 2004
------------------------------------                    -----------------
Alphonse F. Spadaro, Jr.                                Date
Director

/S/ Carl R. Borrelli                                    March 30, 2004
------------------------------------                    -----------------
Carl R. Borrelli                                        Date
Director

/S/ William F. Weaver                                   March 30, 2004
------------------------------------                    -----------------
William F. Weaver                                       Date
Chief Financial Officer

                                  Exhibit Index


No.                                    Description
---                                    -----------

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

10.15 Amendment to Employment Agreement dated as of October 20, 2003, between The Bank of Southern Connecticut and Southern Connecticut Bancorp, Inc. and Joseph V. Ciaburri. (incorporated by reference to Exhibit 10.15 to issuer's Form 10-QSB dated November 12, 2003)

10.16 Lease dated January 14, 2004 between The City of New London and the Issuer (attached hereto)

10.17 Lease dated August 2, 2002, between 469 West Main Street LLC and The Bank of Southern Connecticut (attached hereto)

14.      Code of Ethics (attached hereto)

21. Subsidiaries (incorporated by reference to Exhibit 21 to Issuer's form 10-KSB dated March 31, 2003)

31.1 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer.

31.2 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer.

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer.

32.4     Section 1350 Certification by Vice President and Chief Financial
         Officer

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

FINANCIAL REPORT
December 31, 2003 and 2002




                                    CONTENTS



--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                             2
    Consolidated Statements of Operations                                   3
    Consolidated Statements of Shareholders' Equity                         4
    Consolidated Statements of Cash Flows                                 5-6
    Notes to Consolidated Financial Statements                           7-33
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Southern Connecticut Bancorp, Inc. and Subsidiary
New Haven, Connecticut


We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 5, 2004

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
-------------------------------------------------------------------------------

                                                                                        2003            2002
                                                                                   -------------------------------
ASSETS
Cash and due from banks (Note 2)                                                       $ 1,147,883    $ 1,245,010
Federal funds sold                                                                         966,000      1,144,000
Short-term investments (Note 2)                                                            454,115        662,419
                                                                                   -------------------------------
Cash and cash equivalents                                                                2,567,998      3,051,429
                                                                                   -------------------------------

Available for sale securities (at fair value) (Note 3)                                   8,478,068      9,501,492
Federal Home Loan Bank stock (Note 7)                                                       21,500            500
Loans receivable (net of allowance for loan losses:  2003 $421,144;
2002 $232,000) (Note 4)                                                                 40,818,718     19,049,212
Accrued interest receivable                                                                196,545        187,672
Premises and equipment, net (Note 5)                                                     3,459,915      3,052,921
Other assets                                                                               843,296        656,889
                                                                                   -------------------------------
Total assets                                                                          $ 56,386,040   $ 35,500,115
                                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits (Note 6)
Noninterest bearing deposits                                                          $ 13,781,286    $ 6,401,759
Interest bearing deposits                                                               33,492,589     18,591,172
                                                                                   -------------------------------
Total deposits                                                                          47,273,875     24,992,931

Repurchase agreements                                                                      339,752        822,259
Accrued expenses and other liabilities                                                     267,232        178,489
Capital lease obligations (Note 8)                                                       1,190,879      1,191,852
Deferred tax liability (Note 9)                                                                  -         39,905
                                                                                   -------------------------------
Total liabilities                                                                       49,071,738     27,225,436
                                                                                   -------------------------------

Commitments and Contingencies (Notes 7, 8, 11, 12, 13, 16 and 17)

Shareholders' Equity (Notes 10 and 13)
Preferred stock, no par value; 500,000 shares authorized;
none issued                                                                                      -              -
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding:  2003 1,063,320; 2002 966,667                                10,633          9,667
Additional paid-in capital                                                              10,704,269     10,705,382
Accumulated deficit                                                                     (3,100,842)    (2,502,915)
Accumulated other comprehensive income (loss) - net unrealized (loss) gain on
available for sale securities                                                             (299,758)        62,545
                                                                                   -------------------------------
Total shareholders' equity                                                               7,314,302      8,274,679
                                                                                   -------------------------------

Total liabilities and shareholders' equity                                            $ 56,386,040   $ 35,500,115
                                                                                   ===============================



See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                          2003           2002
                                                                                     ------------------------------
Interest Income:
Interest and fees on loans                                                              $ 2,224,547      $ 743,501
Interest on securities                                                                      255,545        262,986
Interest on Federal funds sold and short-term investments                                    31,994        118,834
                                                                                     ------------------------------
Total interest income                                                                     2,512,086      1,125,321
                                                                                     ------------------------------

Interest Expense:
Interest expense on deposits (Note 6)                                                       397,993        300,694
Interest expense on capital lease obligations                                               168,767        137,402
Interest expense on repurchase agreements and other borrowings                                8,035          3,717
                                                                                     ------------------------------
Total interest expense                                                                      574,795        441,813
                                                                                     ------------------------------

Net interest income                                                                       1,937,291        683,508
                                                                                     ------------------------------

Provision for Loan Losses (Note 4)                                                          213,100        220,000
                                                                                     ------------------------------
Net interest income after
provision for loan losses                                                                 1,724,191        463,508
                                                                                     ------------------------------

Noninterest Income:
Service charges and fees                                                                    128,251         86,163
Gains and fees from sales and referrals of SBA loans                                        177,018              -
Gains on sales of available for sale securities (Note 3)                                     44,505              -
Other noninterest income                                                                    146,558              -
                                                                                     ------------------------------
Total noninterest income                                                                    496,332         86,163
                                                                                     ------------------------------

Noninterest Expenses:
Salaries and benefits (Note 7)                                                            1,462,085        913,853
Occupancy and equipment expense                                                             369,794        185,902
Professional services                                                                       307,423        368,131
Data processing and other outside services                                                  196,820        124,841
Advertising and promotional expenses                                                         94,614         97,732
Forms, printing and supplies                                                                 59,828         42,981
Other operating expenses                                                                    327,886        200,244
                                                                                     ------------------------------
Total noninterest expenses                                                                2,818,450      1,933,684
                                                                                     ------------------------------

Net loss                                                                                 $ (597,927)  $ (1,384,013)
                                                                                     ==============================

Basic and Diluted Loss per Share                                                         $    (0.56)  $       (1.30)
                                                                                     ==============================

Dividends per Share                                                                             $ -            $ -
                                                                                     ==============================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                                      Additional                      Other
                                               Number      Common      Paid-In      Accumulated   Comprehensive
                                              of Shares    Stock       Capital        Deficit     Income (Loss)       Total
                                             ------------------------------------------------------------------------------------
Balance, December 31, 2001                       966,667    $ 9,667   $ 10,705,382   $ (1,118,902)           $ -     $ 9,596,147

Comprehensive income:
Net loss                                               -          -              -     (1,384,013)             -      (1,384,013)
Unrealized holding gain on available for
sale securities (Note 15)                              -          -              -              -         62,545          62,545
                                                                                                                  ---------------
Total comprehensive loss                                                                                              (1,321,468)
                                             ------------------------------------------------------------------------------------

Balance, December 31, 2002                       966,667      9,667     10,705,382     (2,502,915)        62,545       8,274,679
                                                                                                                  ---------------

Comprehensive income (loss):
Net loss                                               -          -              -       (597,927)             -        (597,927)
Unrealized holding loss on available for
sale securities (Note 15)                              -          -              -              -       (362,303)       (362,303)
                                                                                                                  ---------------
Total comprehensive loss                                                                                                (960,230)
                                                                                                                  ---------------

10% stock dividend declared January 13,
2004 - 96,653 shares                              96,653        966           (966)             -              -               -

Fractional shares to be paid in cash                   -          -           (147)             -              -            (147)
                                             ------------------------------------------------------------------------------------

Balance, December 31, 2003                     1,063,320    $10,633   $ 10,704,269   $ (3,100,842)    $ (299,758)    $ 7,314,302
                                             ==================================================================== ===============

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                     2003             2002
                                                                               -----------------------------------
Cash Flows From Operations
Net loss                                                                             $ (597,927)     $ (1,384,013)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and accretion of premiums and discounts
on investments, net                                                                      34,071            47,441
Provision for loan losses                                                               213,100           220,000
Gains on sales of available for sale securities                                         (44,505)                -
Gains on sales of SBA loans                                                            (122,269)                -
Depreciation and amortization                                                           219,853           117,498
Increase in cash surrender value of life insurance                                      (38,344)                -
Changes in assets and liabilities:
Increase in deferred loan fees                                                           29,219            54,091
Increase in accrued interest receivable                                                  (8,873)         (109,780)
(Increase) decrease in other assets                                                    (148,063)            1,895
Increase (decrease) in accrued expenses and other liabilities                            88,596            (3,732)
                                                                               -----------------------------------
Net cash used in operating activities                                                  (375,142)       (1,056,600)
                                                                               -----------------------------------

Cash Flows From Investing Activities
Purchases of available for sale securities                                          (10,949,683)       (1,890,699)
Principal repayments on available for sale securities                                 1,038,338             7,173
Proceeds from maturities of available for sale securities                             6,185,000                 -
Proceeds from sales of available for sale securities                                  4,357,995                 -
Purchases of held to maturity securities                                                      -        (6,277,529)
Maturities of held to maturity securities                                                     -         2,800,000
Purchase of FHLB stock                                                                  (21,000)             (500)
Proceeds from sales of SBA loans                                                      1,295,122                 -
Net increase in loans receivable                                                    (23,184,678)      (18,127,959)
Purchase of life insurance policy                                                             -          (521,000)
Purchases of premises and equipment                                                    (626,847)       (1,348,763)
                                                                               -----------------------------------
Net cash used in investing activities                                               (21,905,753)      (25,359,277)
                                                                               -----------------------------------

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits                            18,523,708        15,295,349
Net increase in time certificates of deposit                                          3,757,236         2,913,551
Net (decrease) increase in repurchase agreements                                       (482,507)          822,259
Principal repayments on capital lease obligations                                          (973)             (184)
                                                                               -----------------------------------
Net cash provided by financing activities                                            21,797,464        19,030,975
                                                                               -----------------------------------

Net decrease in cash and cash equivalents                                              (483,431)       (7,384,902)

Cash and cash equivalents
Beginning                                                                             3,051,429        10,436,331
                                                                               -----------------------------------

Ending                                                                              $ 2,567,998       $ 3,051,429
                                                                               ===================================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

For the Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                                     2003             2002
                                                                               -----------------------------------

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest                                                                              $ 551,398         $ 417,344
                                                                               ===================================

Income taxes                                                                                $ -               $ -
                                                                               ===================================

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of held to maturity securities to available for sale securities (Note 3)           $ -       $ 7,517,682
                                                                               ===================================

Unrealized holding (losses) gains on available for sale securities arising
during the period                                                                    $ (402,208)        $ 102,450
                                                                               ===================================

Fractional stock dividend shares payable in cash                                          $ 147               $ -
                                                                               ===================================

Capital lease incurred for acquisition of building                                          $ -         $ 342,036
                                                                               ===================================



See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002
-------------------------------------------------------------------------------

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 and is the sole shareholder of the Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in New Haven and Branford, Connecticut. In 2003, SCB Capital, Inc. was formed as a Connecticut corporation, and in 2004, the Company plans to capitalize SCB Capital, Inc., which will become a subsidiary of the Company. SCB Capital, Inc. will engage in a limited range of investment banking, advisory and brokerage services, primarily with small and medium size business clients.

Principles of consolidation and basis of financial statement presentation
-------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.

Significant group concentrations of credit risk
-----------------------------------------------

Most of the Company's activities are with customers located within the New Haven County region of Connecticut. Note 3 discusses the types of securities that the Company invests in and Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


Investments in debt and marketable equity securities
----------------------------------------------------

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. "Trading" securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Servicing
---------

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of loans, a portion of the original cost of the loan is allocated to the servicing right, and if the pass-through rate to the investor is less than the note rate, to an interest-only strip, based on relative

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------



fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing and interest income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing and interest income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Interest only strips are also reported in other assets and are amortized into interest income under the same method as servicing assets.

Servicing assets and interest-only strips are evaluated for impairment based upon the fair value of the assets as compared to amortized cost. Impairment is determined by stratifying the assets into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income, and the amortization of interest-only strips is netted against interest income.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

Company considers consumer installment loans to be pools of small balance homogeneous loans, which are collectively evaluated for impairment.

Allowance for loan losses
-------------------------

The allowance for loan losses, a material estimate which could change significantly in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management's judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, pools of homogeneous loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains appraisals for significant properties, when considered necessary.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management's estimate or probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies have the authority to require the Company to recognize additions to the allowance or charge-offs based on the agencies' judgments about information available to them at the time of their examination.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

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

Impairment of long-lived assets
-------------------------------

Long-lived assets, including premises and equipment, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Repurchase agreements
---------------------

Repurchase agreements, which are classified as secured borrowings, generally mature within one to three days from the transaction date, and are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


Stock compensation plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company's stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for 2003 and 2002 would have been increased to the pro forma amounts shown below:


                                                                            2003               2002
                                                                       --------------------------------------
            Net loss, as reported                                      $      (597,927)  $     (1,384,013)

            Deduct:  total stock-based employee compensation expense
                determined under fair value based method for all
                awards, net of related tax effects                            (229,473)          (138,009)
                                                                       --------------------------------------

            Pro forma net loss                                         $      (827,400)  $     (1,522,022)
                                                                       ======================================

            Basic and diluted loss per share:
            As reported                                                $         (0.56)  $          (1.30)
                                                                       ======================================

            Pro forma                                                  $         (0.78)  $          (1.43)
                                                                       ======================================

Related party transactions
--------------------------

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes 2, 8 and 14 contain details regarding related party transactions.

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

      Cash and due from banks, Federal funds sold, short-term investments, accrued interest receivable and repurchase agreements

      The carrying amount is a reasonable estimate of fair value.

      Securities

      Fair values, excluding restricted Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the stock.

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

      Servicing assets

      The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------



      Off-balance-sheet instruments

      Fair values for the Company's off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Recent accounting pronouncements
--------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transfers to qualified special-purpose entities ("QSPEs") and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 ("FIN 46R") and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities, FIN 46 would be required to be applied as of December 31, 2003. This Interpretation did not have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its share in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company's consolidated financial statements.

Reclassifications
-----------------

Certain  2002  amounts  have  been   reclassified   to  conform  with  the  2003
presentation, and such reclassifications had no effect on 2002 net loss or shareholders' equity.

Note 2.  Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2003, the Company was required to have cash and liquid assets of approximately $208,000 to meet these requirements. In addition, at December 31, 2003 and 2002, the Company was required to maintain $125,000 and $25,000, respectively in the Federal Reserve Bank for clearing purposes. Also, approximately $212,000 and $100,000, respectively, of short-term investments are maintained at another financial institution to secure available customer letters of credit with that institution, and approximately $11,000 and $10,000, respectively, of short-term investments are maintained with that institution to secure an available credit card line of credit for a Company director.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2003 and 2002 are as follows:

                                                                 Gross            Gross
                                              Amortized        Unrealized       Unrealized          Fair
2003                                             Cost            Gains            Losses           Value
                                           -----------------------------------------------------------------
U.S. Government Agency obligations              $ 7,200,948        $ -          $ (269,550)     $ 6,931,398
Mortgage-backed securities                        1,576,878          -             (30,208)       1,546,670
                                           -----------------------------------------------------------------
                                                $ 8,777,826        $ -          $ (299,758)     $ 8,478,068
                                           =================================================================



At December 31, 2003, all securities above were in an unrealized loss position, and there were no unrealized losses on securities that have existed for a period of twelve months or more. Management believes that none of the unrealized losses on these securities are other than temporary because all of the unrealized losses relate to debt and mortgage-backed securities issued by U.S. Government Agencies, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


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
                                             ===================================================================

The amortized cost and fair value of available for sale debt securities at December 31, 2003 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:


                                           Amortized          Fair
                                             Cost            Value
                                        ---------------------------------

Maturity:
Within one year                                     $ -              $ -
After 1 but within 5 years                    2,501,421        2,447,405
After 5 but within 10 years                   4,199,527        4,013,413
Over 10 years                                   500,000          470,580
Mortgage-backed securities                    1,576,878        1,546,670
                                        ---------------------------------
                                            $ 8,777,826      $ 8,478,068
                                        =================================

At December 31, 2003 and 2002, available for sale securities with a carrying value of $2,911,572 and $2,568,750, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

During 2003, proceeds from sales of available for sale securities were $4,357,995 and gross gains of $44,505 were recognized on such sales. During 2002, there were no sales of available for sale securities.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------



Note 4.  Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2003 and 2002 is as follows:

                                                                                   2003               2002
                                                                            --------------------------------------
            Commercial loans secured by real estate                         $     18,043,588      $   8,808,320
            Commercial loans                                                      18,584,292          7,404,050
            Construction and land loans, net of undisbursed
                portion of $729,220 in 2003 and $19,830 in 2002                    1,500,891            569,229
            Residential mortgages                                                    948,258          1,531,186
            Consumer home equity loans                                             1,042,717            314,082
            Consumer installment loans                                             1,204,920            709,930
                                                                            --------------------------------------
                       Total loans                                                41,324,666         19,336,797
            Net deferred loan fees                                                   (84,804)           (55,585)
            Allowance for loan losses                                               (421,144)          (232,000)
                                                                            --------------------------------------
                       Loans receivable, net                                $     40,818,718      $  19,049,212
                                                                            ======================================

The Company services certain loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximated $1,174,000 and $-0- as of December 31, 2003 and 2002, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2003 and 2002, was $20,798 and $-0-, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2003 and 2002.

The changes in the allowance for loan losses for the years ended December 31, 2003 and 2002 are as follows:

                                                                                   2003              2002
                                                                            -------------------------------------
            Balance, beginning of year                                           $   232,000        $   12,000
                Provision for loan losses                                            213,100           220,000
                Recoveries of loans previously charged-off                               616                 -
                Loans charged-off                                                    (24,572)                -
                                                                            -------------------------------------
            Balance, end of year                                                 $   421,144        $  232,000
                                                                            =====================================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


At December 31, 2003, the unpaid principal balances of loans delinquent 90 days or more and placed on nonaccrual status were $94,063. At December 31, 2002, there were no loans delinquent 90 days or more or placed on nonaccrual status.

The following information relates to impaired loans as of and for the years ended December 31, 2003 and 2002:

                                                                                   2003               2002
                                                                          ----------------------------------------
      Loans receivable for which there is a related allowance for credit
          losses                                                           $          94,063  $            -
                                                                          ========================================

      Loans receivable for which there is no related allowance for credit
          losses                                                           $            -     $            -
                                                                          ========================================

      Allowance for credit losses related to impaired loans                $          21,381  $            -
                                                                          ========================================

      Average recorded investment in impaired loans                        $          13,317  $            -
                                                                          ========================================

There was no interest income on impaired loans collected or recognized in 2003 and 2002. If nonaccrual loans had been current throughout their terms, additional interest income of approximately $4,800 would have been recognized in 2003. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company's lending activities are conducted principally in the New Haven County section of Connecticut. The Company grants commercial and residential real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company may grant loans for the construction of residential homes, residential developments and for land development projects. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectibility of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


Note 5.  Premises and Equipment

At December 31, 2003 and 2002, premises and equipment consisted of the following:

                                                                                   2003               2002
                                                                            -------------------------------------
        Land                                                                   $     255,766      $    -
        Premises under capital lease                                               1,192,036         1,192,036
        Building and improvements                                                    674,046           -
        Leasehold improvements                                                       817,366           816,268
        Furniture and fixtures                                                       399,032           201,134
        Equipment                                                                    483,626           376,798
        Construction in progress                                                     -                 608,788
                                                                            -------------------------------------
                                                                                   3,821,872         3,195,024
        Less accumulated depreciation and amortization                              (361,957)         (142,103)
                                                                            -------------------------------------
                                                                               $   3,459,915      $  3,052,921
                                                                            =====================================

For the years ended December 31, 2003 and 2002, depreciation and amortization expense related to premises and equipment totaled $219,853 and $117,498, respectively.

Premises under capital lease of $1,192,036, and related accumulated amortization of $67,939 and $57,489, as of December 31, 2003 and 2002, respectively, are included in premises and equipment.

Note 6.  Deposits

At December 31, 2003 and 2002, deposits consisted of the following:

                                                                                  2003              2002
                                                                            -------------------------------------
        Noninterest bearing                                                  $    13,781,286      $  6,401,759
                                                                            -------------------------------------

        Interest bearing:
            Time certificates, less than $100,000                                  3,057,294         2,610,756
            Time certificates, $100,000 or more                                    7,051,249         3,740,551
            Savings                                                                2,633,341         1,029,433
            Money market                                                          17,251,327         8,858,585
            Checking                                                               3,499,378         2,351,847
                                                                            -------------------------------------
              Total interest bearing                                              33,492,589        18,591,172
                                                                            -------------------------------------

                   Total deposits                                            $    47,273,875      $ 24,992,931
                                                                            =====================================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


Contractual maturities of time certificates of deposit as of December 31, 2003 are summarized below:

                           Due within:
                               1 year                     $  8,208,163
                               1-2 years                     1,028,318
                               2-3 years                       140,000
                               3-4 years                       557,020
                               4-5 years                       175,042
                                                         ----------------
                                                          $ 10,108,543
                                                         ================

Interest expense on certificates of deposit in denominations of $100,000 or more was $90,394 and $87,538 for the years ended December 31, 2003 and 2002, respectively.

Note 7.  Commitments

Federal Home Loan Bank borrowings and stock
-------------------------------------------

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2003 and 2002, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at December 31, 2003 and 2002.

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

Other available borrowings
--------------------------

During 2003, the Company obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $4,400,000. There are no borrowings outstanding under these lines of credit as of December 31, 2003.

Employment agreements
---------------------

The Company and the Bank have entered into an employment agreement (the "Chairman Agreement") with the Chairman and Chief Executive Officer of the Company and the Bank with an initial term of five years beginning October 1, 2001, which may be extended for additional one-year terms at the end of the initial term. In October 2003, the Company amended the Chairman Agreement to extend the initial five-year term by one year. The Chairman Agreement provides for a base salary with annual adjustments, and an annual bonus, as determined by

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

the Board of Directors. The Chairman Agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment and bank-related education and convention expenses.

Also, under the Chairman Agreement, the Company issued to the Chairman options to purchase 50,000 shares of the Company's stock under the terms of the Company's 2001 Stock Option Plan (see Note 10).

In the event of the early termination of the Chairman for any reason other than cause, the Company would be obligated to compensate the Chairman, in accordance with the terms of the Chairman Agreement, through the full term of the Chairman Agreement. Also upon termination of the Chairman, for reasons other than cause, the Chairman Agreement provides that the Chairman will serve as a consultant to the Company, on a year to year basis, and will be compensated at the rate of $60,000 per year plus the employee benefits previously described. Further, in the event the Chairman's position shall end or his responsibilities be significantly reduced as a result of a business combination (as defined), the Chairman will be entitled to a lump sum payment equal to three times his then current annual compensation.

Also, the Company entered into an employment agreement (the "President Agreement") with the new President of the Bank effective in February 2003, which expires on December 31, 2004. The President Agreement provides for a base salary and an annual bonus as determined by the Board of Directors. The President Agreement also provides for vacation and various insurance benefits and reimbursement for automobile, travel, entertainment, club dues and bank-related education and convention expenses. Also, under the President Agreement, the Company issued to the President options to purchase 20,000 shares of the Company's stock under the terms of the Company's 2002 Stock Option Plan.

Note 8.  Lease and Subleases

The Company leases the Bank's main office under a twenty-year capital lease that expires in 2021. In addition, the Company leases its Branford branch office under a twenty-year capital lease that expires in 2022. Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance. The Company has also entered into an operating lease for the main office of its new bank subsidiary expected to be formed and become operational in 2004 (see Note 17). The initial term of the lease expires in 2008, and the lease contains three five-year renewal options. The Company also leases the driveway to its main office and certain equipment under non-cancelable operating leases.

The Company has also entered into a five-year sublease agreement for excess office space in its premises with a tenant, the principal of which is related to the Company's Vice Chairman. During 2002, the Company also had a sublease with another related party, which lease was terminated in early 2003 when such related party became an officer of the Bank.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


At December 31, 2003, future minimum lease payments to be made and received under these leases by year and in the aggregate, are as follows:

         Year                                         Capital Leases        Operating Leases   Sublease Income
         --------------------------------------------------------------------------------------------------------
          2004                                       $         156,984      $         51,911        $    13,690
          2005                                                 161,506                51,911             14,107
          2006                                                 166,028                50,555             14,526
          2007                                                 171,424                49,199             14,944
          2008                                                 178,564                49,199             15,361
          2009 and thereafter                                2,822,967                44,319            127,490
                                                     --------------------   --------------------------------------
                                                             3,657,473      $        297,094        $   200,118
                                                                            ======================================
          Less amount representing interest                 (2,466,594)
                                                     --------------------

          Present value of future minimum lease
              payments - capital lease obligation    $       1,190,879
                                                     ====================

Total rent expense charged to operations under the operating leases approximated $3,200 and $3,000 for the years ended December 31, 2003 and 2002, respectively. Rental income under the subleases approximated $17,200 and $17,800 for the years ended December 31, 2003 and 2002, respectively.

Note 9.  Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2003 and 2002 is as follows:

                                                                                  2003              2002
                                                                            -------------------------------------
        Benefit for income taxes at statutory Federal rate                      $   (203,295)        $(470,564)
        State tax benefit, net of Federal benefit                                    (29,201)          (68,179)
        Increase in valuation allowance                                              253,878           526,329
        Other                                                                        (21,382)           12,414
                                                                            -------------------------------------
                                                                                $          -         $       -
                                                                            =====================================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


At December 31, 2003 and 2002, the components of gross deferred tax assets and liabilities are as follows:

                                                                                  2003              2002
                                                                            -------------------------------------
        Deferred tax assets:
            Allowance for loan losses                                           $    164,036       $    90,364
            Net operating loss carryforwards                                         906,259           672,862
            Start-up costs                                                           142,401           194,183
            Unrealized loss on available for sale securities                         116,756                 -
            Other                                                                     66,796            36,681
                                                                            -------------------------------------
              Gross deferred tax assets                                            1,396,248           994,090
            Less valuation allowance                                              (1,304,609)         (933,975)
                                                                            -------------------------------------
              Deferred tax assets - net of valuation allowance                        91,639            60,115
                                                                            -------------------------------------

        Deferred tax liabilities:
            Tax bad debt reserve                                                      25,736            15,162
            Depreciation                                                              65,903            44,953
            Unrealized gain on available for sale securities                               -            39,905
                                                                            -------------------------------------
              Gross deferred tax liabilities                                          91,639           100,020
                                                                            -------------------------------------

              Net deferred tax liability                                        $          -        $  (39,905)
                                                                            =====================================

As of December 31, 2003, the Company had tax net operating loss carryforwards of approximately $2,325,000 available to reduce future Federal and state taxable income, which expire in 2021 through 2023.

The net changes in the valuation allowance for 2003 and 2002 were increases of $370,634 and $526,329, respectively. The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized. The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding gains or losses on available for sale securities.

Note 10. Shareholders' Equity

Stock dividend
--------------

On January 13, 2004, the Company declared a 10% stock dividend that was distributed on February 16, 2004. As a result, the 2003 balance sheet and statement of changes in shareholders' equity, and all per share amounts, have been retroactively revised to reflect this dividend as if it were effective at December 31, 2003. Generally accepted accounting principles require such dividends to be recorded at fair value; however, when there is an accumulated deficit, the Securities and Exchange Commission (SEC) advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


Income (loss) per share
-----------------------

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic and fully diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share. For the periods presented, the common stock equivalents described below have been excluded from the computation of the net loss per share because the inclusion of such equivalents is anti-dilutive. Weighted average shares outstanding were 1,063,320 for the years ended December 31, 2003 and 2002, after giving effect to the stock dividend declared in January 2004.

Stock options
-------------

The Company has adopted two stock option plans, the 2001 Stock Option Plan (the "2001 Option Plan") and the 2002 Stock Option Plan (the "2002 Option Plan"), under which an aggregate of 340,780 shares of the Company's common stock are reserved for issuance upon the exercise of both incentive options and nonqualified options granted under both option plans.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


A summary of the status of the stock options at December 31, 2003 and 2002, and changes during the years then ended, is as follows. The 2003 and 2002 information has been presented to give effect to the stock dividend declared in January 2004.

                                                                 2003                              2002
                                                     -------------------------------    ------------------------------

                                                                      Weighted-                        Weighted-
                                                       Number          Average           Number         Average
                                                         of           Exercise             of           Exercise
                                                       Shares           Price            Shares          Price
                                                     -----------------------------------------------------------------
      Outstanding at beginning of year                  74,140          $10.91             85,800           $10.91
      Granted                                          255,110            7.66             16,280            10.91
      Terminated                                       (11,770)           9.08            (27,940)           10.91
                                                     ------------                       ------------
      Outstanding at end of year                       317,480            8.37             74,140            10.91
                                                     ============                       ============

      Exercisable at end of year                        44,814          $10.91             23,320           $10.91
                                                     ============      ========         ============      =========

      Weighted-average fair value per option
          of options granted during the year         $     2.44                         $    1.90
                                                     ============                       ============

At December 31, 2003, the exercise prices on outstanding options ranged from $7.27 to $10.91, and at December 31, 2002, the exercise price on all options outstanding was $10.91. The weighted-average remaining contractual life for the options outstanding at December 31, 2003 and 2002 is 9.2 and 8.7 years, respectively.

Stock warrants
--------------

The Company adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the "Warrant Plans"), under which an aggregate of 110,000 shares of the Company's common stock were reserved for issuance upon the exercise of warrants granted to non-employee directors of the Company and the Bank, and certain other individuals involved in the organization of the Bank.

Warrants under the Warrant Plans have a term of ten years. Forty percent of the warrants become exercisable one year from the date of grant, and 30% of the warrants become exercisable at each of the second and third anniversaries from the date of grant.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


A summary of the status of the warrants at December 31, 2003 and 2002, and changes during the years then ended, is as follows. The 2003 and 2002 information has been presented to give effect to the stock dividend declared in January 2004.

                                                            2003                               2002
                                                 ------------------------------      ----------------------------

                                                                  Weighted-                        Weighted-
                                                  Number           Average            Number        Average
                                                    of             Exercise             of          Exercise
                                                  Shares            Price             Shares         Price
                                                 ----------------------------------------------------------------
         Outstanding at beginning of year           79,953          $10.91              79,953         $10.91
         Granted                                      -               -                   -              -
         Exercised                                    -               -                   -              -
                                                   ----------                          ----------
         Outstanding at end of year                 79,953           10.91              79,953          10.91
                                                   ==========                          ==========

         Exercisable at end of year                 55,967          $10.91              31,981         $10.91
                                                   ==========       =========          ==========      =========

         Weighted-average fair value per
             warrant of warrants granted during
             the year                                N/A                                 N/A
                                                   ==========                          ==========

The weighted-average remaining contractual life for the warrants outstanding at December 31, 2003 and 2002 is 7.7 and 8.7 years, respectively.

The fair value of options and warrants issued in 2003 and 2002 was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                                             2003               2002
                                                                       --------------------------------------
            Dividend rate                                                      -                  -
            Risk free interest rate                                     2.88% to 4.02%          2.28%
            Weighted-average expected lives                                8 years            8 years
            Volatility                                                       20%                20%

Note 11. 401(k) Profit Sharing Plan

The Bank's employees are eligible to participate in the Bank of Southern Connecticut 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan.
Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no discretionary contributions made by the Bank during 2003 and 2002.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

Note 12. Financial Instruments with Off-Balance-Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2003:

                                                                       2003                2002
                                                                 ----------------------------------------
               Commitments to extend credit:
                   Future loan commitments                       $       3,752,000     $    2,890,000
                   Unused lines of credit                                9,065,661          5,518,023
                   Undisbursed construction loans                          729,220             19,830
               Financial standby letters of credit                         933,055            338,059
                                                                 ---------------------------------------
                                                                 $      14,479,936     $    8,765,912
                                                                 =======================================

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company's consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at December 31, 2003 was not significant.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

Note 13.  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since then, that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios at December 31, 2003 and 2002 were (dollars in thousands):

                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
2003                                            Actual                   Purposes              Action Provisions
                                        -----------------------------------------------------------------------------
                                         Amount       Ratio          Amount     Ratio         Amount      Ratio
                                        -----------------------------------------------------------------------------
Total Capital to Risk-Weighted Assets    $  8,013       17.24%      $  3,718      8.00%      $  4,648       10.00%
Tier I Capital to Risk-Weighted Assets      7,592       16.33%         1,860      4.00%         2,789        6.00%
Tier I Capital to Average Assets            7,592       14.16%         2,145      4.00%         2,681        5.00%


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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

The Company's actual and required ratios are not substantially different from those shown above.

Restrictions on dividends, loans or advances
--------------------------------------------

The Company's ability to pay cash dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay dividends in excess of the Bank's net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company. During 2002, the Bank requested, and was granted, permission from the State of Connecticut Department of Banking, to pay a special dividend to the Company in the amount of $200,000. At December 31, 2003 and 2002, no dividends may be declared by the Bank without regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis.

Note 14. Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2003 and 2002 are as follows:

                                                                            2003               2002
                                                                       --------------------------------------
                    Balance, beginning of year                         $       534,637   $         -
                    Additional loans                                         1,225,195             726,139
                    Repayments                                                (962,411)           (201,502)
                                                                       --------------------------------------
                    Balance, end of year                               $       797,421   $         534,637
                                                                       ======================================

Related party deposits aggregated approximately $7,108,000 and $3,999,000 as of December 31, 2003 and 2002, respectively.

Included in professional services for the years ended December 31, 2003 and 2002 are approximately $4,800 and $7,900, respectively, in legal fees incurred for services provided by law firms, principals of which are directors of the Company. Included in consulting fees for the years ended December 31, 2003 and 2002 are $29,300 and $127,400, respectively, in consulting fees and expenses paid to entities, the principals of which are related to Company directors.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

In addition, during 2003 and 2002, the Company paid approximately $1,500 and $46,900, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

Also during 2003 and 2002, the Company purchased investment securities, including accrued interest and fees, of approximately $10,950,000 and $8,176,000, respectively, through an investment brokerage firm, an employee of which is related to the Company's Chairman and Chief Executive Officer.

Lastly, as described in Note 8, rental income and expense reimbursements of approximately $16,500 and $14,800 were received in 2003 and 2002, respectively, from tenants, the principals of which are related to the Company's Chairman and Chief Executive Officer, and the Company's Vice Chairman.

Note 15. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                                    2003
                                                              ---------------------------------------------------

                                                                Before-Tax          Taxes          Net-of-Tax
                                                                  Amount                             Amount
                                                              ----------------------------------------------------
     Unrealized holding losses arising during period          $     (446,713)  $        44,321     $ (402,392)

     Less reclassification adjustment for gains recognized
         in income                                                    44,505           (4,416)         40,089
                                                              ---------------------------------------------------

     Unrealized holding loss on available for sale
         securities, net of taxes                             $     (402,208)  $        39,905     $  (362,303)
                                                              ===================================================


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

     Add adjustment for unrealized gains on held to maturity
         securities transferred to available for sale
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
                                                              ===================================================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2003 and 2002. The estimated fair value amounts for 2003 and 2002 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


As of December 31, 2003 and 2002, the recorded book balances and estimated fair values of the Company's financial instruments were:

                                                                   2003                           2002
                                                    --------------------------------------------------------------
                                                       Recorded                       Recorded
                                                         Book                           Book
                                                       Balance       Fair Value       Balance       Fair Value
                                                    --------------------------------------------------------------
       Financial Assets:
       Cash and due from banks                         $ 1,147,883     $ 1,147,883    $ 1,245,010     $ 1,245,010
       Federal funds sold                                  966,000         966,000      1,144,000       1,144,000
       Short-term investments                              454,115         454,115        662,419         662,419
       Available for sale securities                     8,478,068       8,478,068      9,501,492       9,501,492
       Federal Home Loan Bank stock                         21,500          21,500            500             500
       Loans receivable, net                            40,818,718      40,818,116     19,049,212      19,029,150
       Accrued interest receivable                         196,545         196,545        187,672         187,672
       Servicing rights                                     20,798          20,798            --              --

       Financial Liabilities:
       Noninterest-bearing deposits                     13,781,286      13,781,256      6,401,759       6,401,759
       Time certificates of deposits                    10,108,543      10,197,429      6,351,307       6,383,715
       Savings deposits                                  2,633,341       2,633,341      1,029,433       1,029,433
       Money market deposits                            17,251,327      17,251,327      8,858,585       8,858,585
       Interest bearing checking accounts                3,499,378       3,499,378      2,351,847       2,351,847
       Repurchase agreements                               339,752         339,752        822,529         822,259



Unrecognized financial instruments
----------------------------------

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2003 and 2002.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY

December 31, 2003 and 2002
-------------------------------------------------------------------------------


Note 17.  Business Developments

During 2003, the Company's Board of Directors approved the establishment of a new commercial bank in New London, Connecticut and the Company plans to raise between $10 million to $15 million in capital through a public offering of its common stock to fund the establishment of the new bank and for other corporate purposes. In October, the Company submitted its final application to the State of Connecticut Department of Banking related to the establishment of the new bank. Subject to regulatory approval and the successful raising of capital, the Company plans to open the new bank in the fourth quarter of 2004.