Form 10QSB
period 2004-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2004-05-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004


Commission file number 0-49784


                       SOUTHERN CONNECTICUT BANCORP, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

            Connecticut                                         06-1594123
   (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)

                                215 Church Street
                          New Haven, Connecticut 06510
                    (Address of Principal Executive Offices)

                                 (203) 782-1100
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]


The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of April 26, 2004: 1,068,864
                                  ---------


Transitional Small Business Disclosure Format

Yes         No  X
     ---       ---

                                Table of Contents
                                     Part I
                              Financial Information
                                                                            Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       March 31, 2004 (unaudited) and December 31, 2003                       3

       Consolidated Statements of Operations
       for the three months ended March 31, 2004
       and 2003 (unaudited)                                                   4

       Consolidated Statements of Changes in
       Shareholders' Equity for the three months ended
       March 31, 2004 and 2003 (unaudited)                                    5

       Consolidated Statements of Cash Flows for the three months ended
       March 31, 2004 and 2003 (unaudited)                                6 - 7

       Notes to Consolidated Financial Statements (unaudited)                 8

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3. Controls and Procedures                                              25

                                     Part II
                                Other Information
Item 1. Legal Proceedings                                                    27

Item 2. Changes in Securities and Small Business Issuer Purchases of
Equity Securities                                                            27

Item 3. Defaults Upon Senior Securities                                      27

Item 4. Submission of Matters to a Vote of Security Holders                  27

Item 5. Other Information                                                    27

Item 6. Exhibits and Reports on Form 8-K                                     27

Signatures                                                                   30

Exhibit Index                                                                31

                                     PART I
                              Financial Information

Item 1.    Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2004 (unaudited) and December 31, 2003

                                                                       2004              2003
                                                                  ------------      ------------
Assets
  Cash and due from banks                                         $    688,864      $  1,147,883
  Federal funds sold                                                 4,350,000           966,000
  Short-term investments                                             2,707,493           454,115
                                                                  ------------      ------------
    Cash and cash equivalents                                        7,746,357         2,567,998
                                                                  ------------      ------------

  Available for sale securities                                      7,319,300         8,478,068
  Federal Home Loan Bank Stock                                          21,500            21,500
  Loans receivable (net of allowance for loan losses of
    $452,958 in 2004 and $421,144 in 2003)                          45,747,641        40,818,718
  Accrued interest receivable                                          222,560           196,545
  Premises and equipment, net                                        3,421,814         3,459,915
  Other real estate owned                                              116,513               -
  Other assets                                                         898,817           843,296
                                                                  ------------      ------------
    Total assets                                                  $ 65,494,502      $ 56,386,040
                                                                  ============      ============

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Noninterest bearing deposits                                  $ 13,060,917      $ 13,781,286
    Interest bearing deposits                                       42,584,172        33,492,589
                                                                  ------------      ------------
      Total deposits                                                55,645,089        47,273,875

  Repurchase agreements                                                874,610           339,752
  Accrued expenses and other liabilities                               197,659           267,232
  Capital lease obligations                                          1,190,668         1,190,879
                                                                  ------------      ------------
      Total liabilities                                             57,908,026        49,071,738
                                                                  ------------      ------------

Commitments and Contingencies                                              -                 -

Stockholders' Equity
  Preferred stock, no par value; 500,000 shares authorized;
    none issued
  Common stock, par value $.01; 5,000,000, shares authorized;
  shares issued and outstanding: 2004 1,068,864; 2003 1,063,320         10,689            10,633
  Additional paid-in capital                                        10,764,693        10,704,269
  Accumulated deficit                                               (3,065,130)       (3,100,842)
  Accumulated other comprehensive loss - net unrealized
    loss on available for sale securities                             (123,776)         (299,758)
                                                                  ------------      ------------
      Total stockholders' equity                                     7,586,476         7,314,302
                                                                  ------------      ------------

      Total liabilities and stockholders' equity                  $ 65,494,502      $ 56,386,040
                                                                  ============      ============

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003 (unaudited)

                                                                    Three Months Ended
                                                                         March 31
                                                                -------------------------
                                                                    2004          2003
                                                                ------------   ----------
Interest Income
  Interest and fees on loans                                    $ 815,211      $ 414,797
  Interest on securities                                           47,849         81,929
  Interest on federal funds sold and short-term investments         9,715          5,949
                                                                -------------------------
  Total interest income                                           872,775        502,675
                                                                -------------------------

Interest Expense
  Interest on deposits                                            152,336         92,464
  Interest on capital lease obligations                            42,572         41,958
  Interest on repurchase agreements                                 2,102            802
                                                                -------------------------
  Total interest expense                                          197,010        135,224
                                                                -------------------------

  Net interest income                                             675,765        367,451

Provision for Loan Losses                                          31,750         62,900
                                                                -------------------------
  Net interest income after
  provision for loan losses                                       644,015        304,551
                                                                -------------------------

Noninterest Income:
  Service charges and fees                                         57,611         20,217
  Gains and fees from sales and referrals of SBA loans            131,834            -
  Gains (losses)  on sales of available for sale securities          (944)        39,505
  Other noninterest income                                         24,274         19,455
                                                                -------------------------
  Total noninterest income                                        212,775         79,177
                                                                -------------------------

Noninterest Expense
  Salaries and benefits                                           459,290        296,633
  Occupancy and equipment                                         125,929         74,584
  Professional services                                            61,766         65,642
  Data processing and other outside services                       69,229         39,010
  Advertising and promotional expense                              11,194         19,184
  Forms, printing and supplies                                     15,814         12,179
  Other operating expenses                                         77,856         60,679
                                                                -------------------------
  Total noninterest expenses                                      821,078        567,911
                                                                -------------------------

  Net income (loss)                                             $  35,712      $(184,183)
                                                                =========================

Basic Income (Loss) per Share                                   $    0.03      $   (0.17)
                                                                =========================
Diluted Income (Loss) per Share                                 $    0.03      $   (0.17)
                                                                =========================

Dividends per Share                                             $     -        $     -
                                                                =========================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the Three Months ended March 31, 2004 and 2003 (unaudited)


                                                                                                    Accumulated
                                                                      Additional                       Other
                                              Number       Common       Paid-in      Accumulated    Comprehensive
                                            of Shares       Stock       Capital        Deficit      Income (Loss)    Total
                                          ------------------------------------------------------------------------------------

Balance December 31, 2002                    966,667    $     9,667   $10,705,382   $(2,502,915)   $    62,545    $ 8,274,679

Comprehensive Loss:
  Net Loss                                       -              -             -        (184,183)           -         (184,183)
  Unrealized holding loss on available
    for sale securities                          -              -             -             -          (60,113)       (60,113)
                                                                                                                  ------------
      Total comprehensive loss                                                                                       (244,296)

                                          ------------------------------------------------------------------------------------
Balance March 31, 2003                       966,667    $     9,667   $10,705,382   $(2,687,098)   $     2,432    $ 8,030,383
                                          ====================================================================================

Balance December 31, 2003                  1,063,320    $    10,633   $10,704,269   $(3,100,842)   $  (299,758)   $ 7,314,302

Comprehensive Income:
  Net Income                                     -              -             -          35,712            -           35,712
  Unrealized holding gain on available
    for sale securities                          -              -             -             -          175,982        175,982
                                                                                                                  ------------
      Total comprehensive income                                                                                      211,694

Exercise of stock warrants                     5,544             56        60,424                                      60,480

                                          ------------------------------------------------------------------------------------
Balance March 31, 2004                     1,068,864    $    10,689   $10,764,693   $(3,065,130)   $  (123,776)   $ 7,586,476
                                          ====================================================================================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003 (unaudited)                        Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
Cash Flows From Operations                                                           2004             2003
                                                                                 -----------      -----------
  Net Income (loss)                                                              $    35,712      $  (184,183)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Amortization and accretion of premiums and discounts on investments, net          14,663           49,377
    Provision for loan losses                                                         31,750           62,900
    Loss (Gain) on sales of available for sale securities                                944          (39,505)
    Gains on sales of SBA loans                                                     (125,986)             -
    Depreciation and amortization                                                     70,543           40,651
    Increase in cash surrender value of life insurance                                (3,061)
    Changes in assets and liabilities
      Increase in deferred loan fees                                                   8,262            8,645
      (Increase) decrease in accrued interest receivable                             (26,015)          19,299
      (Increase) decrease in other assets                                            (52,460)          13,475
      Decrease in accrued expenses and other liabilities                             (69,573)         (33,710)
                                                                                 ------------------------------
           Net cash used in operating activities                                    (115,221)         (63,051)
                                                                                 ------------------------------

Cash Flows From Investing Activities
  Purchases of available for sale securities                                             -         (2,524,661)
  Principal repayments on available for sale securities                              319,768              -
  Proceeds from maturities of available for sale securities                              -          2,491,452
  Proceeds from sales of available for sale securities                               999,375        2,553,000
  Purchases of Federal Home Loan Bank Stock                                              -            (21,000)
  Proceeds from sales of SBA loans                                                 1,256,593              -
  Net increase in loans receivable                                                (6,216,055)      (5,235,317)
  Purchases of premises and equipment                                                (32,442)        (110,774)
                                                                                 ------------------------------
           Net cash used in investing activities                                  (3,672,761)      (2,847,300)
                                                                                 ------------------------------

Cash Flows From Financing Activities
  Net increase in demand, savings and money market deposits                        3,581,539        7,503,889
  Net increase in certificates of deposit                                          4,789,675           39,874
  Increase in repurchase agreements                                                  534,858         (456,733)
  Principal payments on capital lease obligations                                       (211)             -
                                                                                 ------------------------------
           Net cash provided by financing activities                               8,905,861        7,087,030
                                                                                 ------------------------------

Cash Flows from Equity Transactions
  Exercise of stock warrants                                                          60,480              -
                                                                                 ------------------------------
           Net increase in cash and cash equivalents                               5,178,359        4,176,679

Cash and cash equivalents
           Beginning                                                               2,567,998        3,051,429
                                                                                 ------------------------------
           Ending                                                                $ 7,746,357      $ 7,228,108
                                                                                 ==============================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2004 and 2003 (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                               2004         2003
                                                             --------    ---------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                 $184,512     $131,776
                                                             =======================
    Income taxes                                             $    -       $    -
                                                             =======================

Supplemental disclosures of noncash investing activities
Transfer of Loans to OREO                                    $116,513     $    -
                                                             =======================

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, The Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in New Haven and Branford, Connecticut. In 2003, SCB Capital Inc. was formed as a Connecticut Corporation, and in April 2004 Bancorp capitalized SCB Capital, Inc., which became a subsidary of the Company. SCB Capital, Inc. will engage in a limited range of investment banking, advisory, and brokerage services, primarily with small to medium size business clients.

Note 2.  Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying consolidated unaudited financial statements as of and for the three months ended March 31, 2004 and 2003 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2003.

         Certain 2003 amounts have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on the 2003 net loss.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Note 3.  Available for Sale Securities

         The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2004, and December 31, 2003 are as follows:

                                                          Gross           Gross
                                         Amortized      Unrealized     Unrealized         Fair
March 31, 2004                              Cost          Gains          Losses           Value
--------------                         ------------------------------------------------------------
U.S. Government Agency Obligations         $6,199,476       $ 155       $ (97,916)    $ 6,101,715
Mortgage Backed Securities                  1,243,600           -         (26,015)      1,217,585
                                       ------------------------------------------------------------
                                           $7,443,076       $ 155       $(123,931)    $ 7,319,300
                                       ============================================================


                                                          Gross           Gross
                                         Amortized      Unrealized     Unrealized         Fair
December 31, 2003                           Cost          Gains          Losses           Value
-----------------                      ------------------------------------------------------------
U.S. Government Agency Obligations         $7,200,948         $ -       $(269,550)    $ 6,931,398
Mortgage Backed Securities                  1,576,878           -         (30,208)      1,546,670
                                       ------------------------------------------------------------
                                           $8,777,826         $ -       $(299,758)    $ 8,478,068
                                       ============================================================


Note 4.  Loans Receivable

A summary of Bancorp's loan portfolio at March 31, 2004 and December 31, 2003 is as follows:



                                                       March 31, 2004    December 31, 2003
                                                       ---------------   -----------------

Commercial loans secured by real estate                 $ 20,543,115      $ 18,043,588
Commercial loans                                          22,017,633        18,584,292
Construction and land loans, net of undisbursed
   portion of $986,476 in 2004 and $729,220 in 2003          619,860         1,500,891
Residential mortgages                                        847,366           948,258
Consumer home equity loans                                 1,059,164         1,042,717
Consumer installment loans                                 1,206,527         1,204,920
                                                        -------------     -------------
        Total loans                                       46,293,665        41,324,666
Net deferred loan fees                                       (93,066)          (84,804)
Allowance for loan losses                                   (452,958)         (421,144)
                                                        -------------     -------------
        Loans receivable, net                           $ 45,747,641      $ 40,818,718
                                                        =============     =============


Note 5.  Deposits

At March 31, 2004 and December 31, 2003, deposits consisted of the following:

                                             March 31, 2004   December 31, 2003
                                              --------------   -----------------
Noninterest bearing deposits                   $13,060,917        $13,781,286
                                               -----------        -----------

Interest bearing deposits
  Checking                                       6,240,911          3,499,378
  Money Market                                  18,924,147         17,251,327
  Savings                                        2,520,896          2,633,341
                                               -----------        -----------
  Checking, money market & savings              27,685,954         23,384,046
                                               -----------        -----------

  Time Certificates under $100,000               3,009,617          3,057,294
  Time Certificates of $100,000 or more         11,888,601          7,051,249
                                               -----------        -----------
  Time deposits                                 14,898,218         10,108,543
                                               -----------        -----------
                                                42,584,172         33,492,589
                                               -----------        -----------
Total deposits                                 $55,645,089        $47,273,875
                                               ===========        ===========

Note 6.  Available Borrowings

         During 2003 Bancorp obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $4,400,000. There are no borrowings against these lines of credit as of March 31, 2004.

Note 7.  Income (Loss) Per Share

         Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three months ended March 31, 2004 and 2003.


Three Months Ended March 31, 2004
                                                                                          Amount
                                                     Net Income        Shares           Per Share
                                                 ----------------  ----------------  ----------------
Basic Income Per Share
  Income available to common shareholders               $ 35,712         1,064,599            $ 0.03
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                           -            61,936                 -
                                                 ----------------  ----------------  ----------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions                              $ 35,712         1,126,535            $ 0.03
                                                 ================  ================  ================


____________________
         Weighted average shares outstanding for the three months ended March 31, 2003 were 1,063,320. For the three months ended March 31, 2003, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

Note 8.  Other Comprehensive Income

         Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

                                                                         Three Months Ended
                                                                           March 31, 2004
                                                          ----------------------------------------------
                                                            Before-Tax                        Net-of-Tax
                                                             Amount            Taxes            Amount
                                                          ----------------------------------------------

Unrealized holding gains arising during the period         $ 175,038             $ -          $ 175,038

Add: Reclassification adjustment for losses
recognized in net income                                         944               -                944
                                                           ---------------------------------------------

Unrealized holding gain on available for sale
securities, net of taxes                                   $ 175,982             $ -          $ 175,982
                                                           =============================================


                                                                         Three Months Ended
                                                                            March 31, 2003
                                                          ----------------------------------------------
                                                            Before-Tax                        Net-of-Tax
                                                             Amount            Taxes            Amount
                                                          ----------------------------------------------

Unrealized holding losses arising during the period        $ (58,961)        $  22,966        $ (35,995)

Less: Reclassification adjustment for gains
recognized in net income                                     (39,505)           15,387          (24,118)
                                                           ---------------------------------------------

Unrealized holding loss on available for sale
securities, net of taxes                                   $ (98,466)        $  38,353        $ (60,113)
                                                           =============================================

Note  9.      Stock Based Compensation

         During the three months ended March 31, 2004, Bancorp granted 9,450 stock options to employees and directors at an exercise price of $9.50 per share.

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

         Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income (loss) and per share amounts for the three months ended March 31, 2004 and 2003 would have differed from the pro forma amounts as shown below:

For the three months ended March 31, 2004 and March 31, 2003

                                                                       Three Months Ended           Three Months Ended
                                                                         March 31, 2004               March 31, 2003
                                                                   -------------------------      -------------------
Net income (loss) as reported                                                      $ 35,712               $ (184,813)
Deduct: total stock based employee
  compensation expense determined under fair value based
  method for all awards                                                             (81,428)                 (32,968)

                                                                   -------------------------      -------------------
Pro forma net loss                                                                $ (45,716)              $ (217,781)
                                                                   =========================      ===================

Basic income (loss) per share:
  As reported                                                                        $ 0.03                  $ (0.17)
                                                                   =========================      ===================
  Pro forma                                                                         $ (0.04)                 $ (0.20)
                                                                   =========================      ===================
Diluted income (loss) per share:
  As reported                                                                        $ 0.03                  $ (0.17)
                                                                   =========================      ===================
  Pro forma                                                                         $ (0.04)                 $ (0.20)
                                                                   =========================      ===================


Note 10. Bank Application and Capital Raising

         During 2003, Bancorp's Board of Directors approved the establishment of a new commercial bank in New London, Connecticut and Bancorp plans to raise between $10 million and $15 million in capital through a public offering of its common stock to fund the establishment of the new bank and for other corporate purposes. In October 2003, Bancorp submitted its final application to the State of Connecticut Department of Banking related to the establishment of the new bank. On April 28, 2004, the State of Connecticut Department of Banking issued a temporary certificate of authority in connection with this application. Subject to applicable Federal agency regulatory approval and the issuance of a final certificate of authority, and the successful raising of capital, Bancorp plans to open the new bank in the fourth quarter of 2004 or the first quarter of 2005.

Note 11. Financial Instruments with Off-Balance-Sheet Risk

         In the normal course of business, Bancorp is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement Bancorp has in particular classes of financial instruments.

         The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. Bancorp uses the came credit policies in making commitments and conditional obligations as it does for on-balance-sheet and evaluates each customer's creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2004 and December 31 2003:


                                                March 31,        December 31,
                                                  2004              2003
                                             --------------------------------

Commitments to extend credit
        Future Loan Commitments              $ 5,378,000       $ 3,752,000
        Unused Line of Credit                  6,560,791         9,065,661
        Undisbursed construction loans           986,476           729,220
Financial standby letters of credit              933,055           933,055
                                             -------------------------------
                                             $13,858,322       $14,479,936
                                             ===============================

              Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based upon management's credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.

              Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp's books at their fair value at inception. The liability related to guarantees recorded at March 31, 2004 and December 31, 2003 was not significant.

Item 2. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

Southern Connecticut Bancorp

         Bancorp, a Connecticut corporation, was incorporated on November 8, 2000 to serve as a bank holding company. Bancorp is a bank holding company registered in accordance with the Bank Holding Company Act of 1956, as amended (the "BHC Act") and is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Bancorp owns one hundred percent of the capital stock of The Bank of Southern Connecticut ("Bank"), a Connecticut chartered bank headquartered in New Haven, Connecticut. The Bank commenced operations on October 1, 2001 after receiving its Final Certificate of Authority from the Connecticut Banking Commissioner and its deposit insurance from the Federal Deposit Insurance Corporation ("FDIC"). Bancorp invested $10,000,000 of the net proceeds of its July 26, 2001 stock offering to purchase the capital stock of the Bank and an additional $360,000 to cover the Bank's pre-opening deficit. The $10,000,000 of initial equity capital for the Bank, that was required under the Bank's Temporary Certificate of Authority, substantially exceeded the statutory minimum equity capital for a new Connecticut bank of $5,000,000.

         Bancorp's holding company structure provides organizational flexibility for its growth plans. Bancorp may in the future decide to engage in additional businesses permitted to bank holding companies and would form a subsidiary to provide these services. For example, Bancorp could acquire additional banks, establish de novo banks and other businesses, including mortgage companies, leasing companies, insurance agencies and small business investment companies, without having to go through a corporate reorganization. Before Bancorp could acquire interests in other banks, establish de novo banks or expand into other businesses, it will need to obtain relevant regulatory approvals.

         De novo banks in Connecticut have reached profitability on average within three to four years after the commencement of operations. Bancorp was marginally profitable in the fourth quarter of 2003, the ninth quarter of operations, as well as profitable in the first quarter of 2004. The two recent profitable quarters are largely attributable to fee income and gains on sale derived from referrals and sales of SBA guaranteed loan participations.

         Bancorp's plan of operation is to continue to operate the Bank and increase its market share within the City of New Haven and the surrounding areas, and possibly offer certain additional banking services, such as internet based cash management services. Subject to receipt of regulatory approvals, Bancorp also intends to charter and commence the operations of a second, wholly owned bank subsidiary to serve the New London, Connecticut market, called The Bank of Southeastern Connecticut. The Bank of Southeastern Connecticut is expected to be staffed, managed and operated in a manner consistent with the Bank.

Locations

         Bancorp has leased a free-standing building located at 215 Church Street, New Haven, Connecticut, located in the central business and financial district of New Haven. It has assigned this lease to the Bank, and the Bank has assumed all rights and obligations under this lease. Both Bancorp and the Bank operate from this facility. On October 7, 2002 the Bank opened a new branch office in Branford, Connecticut at West Main Street and Summit Place. On August 15, 2002 the Bank also purchased a building at 1475 Whalley Avenue in the Westville section of New Haven for a branch office site which was opened on March 24, 2003. The Bank is also evaluating locations for the establishment of additional branch banking offices.

The following table sets forth the location of the Bank's branch offices and other related information:

Office                      Location                    Square Feet       Status
------                      --------                    -----------       ------
Main Office        215 Church Street, New Haven, CT       11,306          Leased
Branford Office    445 West Main Street, Branford, CT      3,714          Leased
Amity Office       1475 Whalley Avenue, New Haven, CT      2,822          Owned

         The Bank focuses on serving the banking needs of small and mid sized businesses, professionals and their employees. The Bank's target customer has $5 to $25 million in revenues, 35 to 100 employees, and borrowing needs between $250,000 and $2 million. The Bank serves the greater New Haven marketplace and has a Board of Directors and management team drawn from the communities served, each of who is recognized and respected by the New Haven business community. The Bank's focus on the commercial market makes it uniquely qualified to move deftly in responding to the needs of its clients.

         The Bank does not expect to compete with large institutions for the primary banking relationships of large corporations, but it competes for the small to medium-size businesses and for the consumer business of employees of such entities. The Bank's geographic market focus also provides a unique competitive advantage by clearly identifying the Bank as the independent local bank focused on commercial lending and other commercial banking services. The Bank's focus clients operate retail, service, wholesale distribution, manufacturing and international businesses. Many of these customers use the services of the Bank because of relationships and contacts with the Bank's directors and management. We believe that the Bank is successfully winning new business because of these relationships and a combination of a fair price for our services, quick decision processes and a high level of personalized customer service.

Lending, Depository and Other Products

         The Bank currently has a wide range of "core" bank products and services offerings which are more completely described below. Additionally, through correspondent and other relationships, the Bank expects to be able to help its customers meet all of their banking needs, including obtaining services which the Bank may not offer directly.

         The Bank continues to attract core deposits, including checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts and a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank is employing an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the New Haven market and the surrounding communities. The primary sources of deposits have been and are expected to be businesses and their employees located in, and residents of New Haven and the surrounding communities. The Bank is obtaining these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and / or broadcasted in the local media.

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

         The Bank's loan strategy is to offer a broad range of loans to businesses and individuals in its service area, including commercial and business loans, personal loans, mortgage loans, home equity loans, and automobile loans. The Bank has received lending approval status from the Small Business Administration ("SBA") to enable it to make SBA loans to both the greater New Haven business community and companies throughout the State of Connecticut. The marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank seeks to manage the credit risk inherent in its loan portfolio through credit controls, loan diversification and personal guarantees of the principal owners of these small to medium-sized businesses. Prior to approving a loan the Bank evaluates: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment and other factors considered relevant in the circumstances.

         Loans are made on a variable or fixed rate basis with fixed rate loans limited to five-year terms. All loans are approved by the Bank's management and the Loan Committee of the Bank's Board of Directors. At the present time, the Bank is not syndicating or securitizing loans. The Bank at times participates in multi-bank loans for companies in its service area. Commercial loans and commercial real estate loans may be written for terms of up to twenty years. Loans to purchase or refinance commercial real estate are collateralized by the subject real estate. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

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

                  Investment Securities

         Another significant activity for the Bank is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of the Bank's business plan, the aggregate amount of loans will be subject to maintaining a satisfactory loan-to-deposit ratio. The Bank's overall portfolio objective is to maximize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as
U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. The Bank's current investment portfolio is limited to U. S. government and agency obligations and agency issue collateralized mortgage obligations classified as available for sale. Accordingly, the principal risk associated with the Bank's current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.

                  Market and Competition

         Greater New Haven is currently served by approximately 70 offices of commercial banks, none of which is headquartered in New Haven. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which may be impracticable for the Bank to provide at this time.

         There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. To grow, the Bank will have to win customers away from the customer base of existing banks and financial institutions as well as win new customers from growth in New Haven and the surrounding area. Many of such banks and financial institutions are well established and well capitalized, allowing them to provide a greater range of services than the Bank will be able to offer in the near future.

         Intense market demands, economic pressures and significant legislative and regulatory actions have eroded traditional banking industry classifications and have increased competition among banks and other financial institutions. Market dynamics, as well as legislative and regulatory changes have resulted in a number of new competitors offering services historically offered only by commercial banks; non-bank corporations offering services traditionally offered only by banks; increased customer awareness of product and service differences among competitors; and increased merger activity.

         Additional legislative and regulatory changes may affect the Bank in the future; however, the nature of such changes and the effect of their implementation cannot be assessed. New rules and regulations may, among other things, revise limits on interest rates on various categories of deposits and may limit or influence interest rates on loans. Monetary and fiscal policies of the United States government and its instrumentalities, including the Federal Reserve, significantly influence the growth of loans, investments and deposits. The banking regulatory environment is undergoing significant change both as it affects the banking industry directly and as it affects competition between banks and non-bank financial institutions.

The Bank of Southeastern Connecticut

         On July 2, 2003, Bancorp submitted an application to the State of Connecticut, Department of Banking ("Department"), for the establishment by Bancorp of a new commercial bank in New London, Connecticut. The application was subsequently temporarily withdrawn to complete additional information requested by the Department, including a three-year balance sheet and income statement forecast for the proposed new bank.

         On August 7, 2003, the application, including the completed additional information, was resubmitted to the Department, and on October 2, 2003, the final application, including additional information, was submitted.

         Bancorp entered into a lease on January 14, 2004 with the City of New London for a facility located at 15 Mason Street, New London, Connecticut. This facility is intended to be the main office of The Bank of Southeastern Connecticut. The Bank of Southeastern Connecticut is expected to be staffed, managed and operated in a manner consistent with the Bank.

         On April 28, 2004, a temporary certificate of authority was issued by the State of Connecticut Department of Banking in connection with the new bank application. Additional applications to the Federal Insurance Deposit Corporation for deposit insurance, and to the Federal Reserve Bank of Boston for Bancorp to acquire the new bank, will be filed in the near future. Bancorp expects the new bank to be operating by the end of the fourth quarter of 2004 or the first quarter of 2005.

SCB Capital, Inc.

         On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary of Bancorp, was incorporated. SCB Capital, Inc. will engage in a limited range of investment banking, advisory and financial brokerage services primarily to small to medium size business clients of Bancorp and the general public located in Connecticut. SCB Capital, Inc. is in the process of applying for approval as a broker-dealer and membership with the National Association of Security Dealers. SCB Capital, Inc. has not commenced operations. The ultimate amount to be invested in SCB Capital, Inc. will be determined by Bancorp's Board of Directors following completion of the application.

Recent Developments

         Bancorp expects to raise $10 to $15 million in new capital. The expected use of this capital will be approximately$6.0 million to fund the start up of the new bank and $2.5 million added to the capital of the Bank.

         For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 24 of this Form 10-QSB. Currently, other than the potential start up of a new bank in 2004 and the possible establishment of a new Bank branch office (as previously discussed on page 14 under the "Locations" heading), there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Outside of staffing the new bank located in New London and new offices of the Bank, Bancorp does not anticipate a significant change in the number of its employees.

         The Board of Directors of the Bank has recently adopted resolutions designed to strengthen and enhance the Bank's Bank Secrecy Act compliance and the Bank's Information Technology controls. The Bank recently has promoted a new Bank Secrecy Act Officer and has amended its Bank Secrecy Act policies to strengthen compliance. Additionally, the Bank has retained an experienced outside consultant to assist it in developing and implementing Information Technology controls.

         Currently, the Bank has 27 full-time employees. Its employees perform most routine day-to-day banking transactions for the Bank. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

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

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

         Bancorp had net income of $35,712 (or basic and diluted earnings per share of $0.03) for the quarter ended March 31, 2004, compared to a net loss of $184,183 (or basic and diluted loss per share of $0.17) for the quarter ended March 31, 2003.

Financial Condition

Assets

         Since commencing operations on October 1, 2001, Bancorp has reached total assets of $65.5 million at March 31, 2004, an increase of $9.1 million (16%) from $56.4 million in assets as of December 31, 2003. Earning assets reached $60.6 million, increasing $9.4 million (18%) during the first three months of 2004.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and short-term investments including money market mutual funds to provide funding for higher yielding loans as they are approved and closed. As of March 31, 2004, Federal funds sold were $4.4 million and money market mutual fund balances were $2.7 million. Federal funds and Short-term investments increased by $3.4 million and $2.2 million respectively during the first quarter of 2004. The increases were due to the excess of deposit volume over net new loan volume during the quarter. In addition, Bancorp has invested $7.3 million in U.S. Government Agency and mortgage backed securities classified as available for sale.

Investments

         Available for sale securities decreased $1.2 million from December 31, 2003 to partially fund the increase in loans.

         During the three months ended March 31, 2004, gross unrealized losses on the available for sale securities portfolio totaled $123,776. These losses were the result of volatility in market rates and yield curve changes and impacted the market prices in government agency bonds and mortgage-backed securities. Management does not believe these losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary, and has both the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Loans

         The net loan portfolio increased $4.9 million (12%) from $40.8 million at December 31, 2003 to $45.7 million at March 31, 2004. The increase in loans is due to the addition of a branch office in 2003 and continued robust demand in the greater New Haven and Connecticut markets. The increase in the loan portfolio was funded primarily by increases in deposits and the decrease in investments. The loans to deposits ratio as of March 31, 2004 was 82%. Bancorp continues to target a loans to deposits ratio in the 80% to 85% range.

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

         The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

         Based on its evaluation, management believes the allowance for loan losses of $452,958 at March 31, 2004, which represents 0.98% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2003, the allowance for loan losses was $421,144 or 1.02% of gross loans outstanding.

Analysis of Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the three months ended March 31:



                                          2004              2003
                                       ---------         ---------
Balance at beginning of period         $ 421,144         $ 232,000
Charge-offs                                 (153)              -
Recoveries                                   217               -
Provision charged to operations           31,750            62,900
                                       ---------         ---------
Balance at end of period               $ 452,958         $ 294,900
                                       =========         =========

Non-Accrual, Past Due and Restructured Loans

The following table presents non-accruing and past due loans:



(Thousands of dollars)                              March 31, 2004   December 31, 2003
--------------------------------------------------------------------------------------
Loans delinquent over 90 days and still accruing        $14,999         $      -
Non-accruing loans                                       27,062             94,063
                                                        -------         ----------
Total                                                   $42,061         $   94,063
                                                        =======         ==========
% of Total Loans                                           0.09%              0.23%
% of Total Assets                                          0.06%              0.17%

Potential Problem Loans

         At March 31, 2004, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         The increase in earning assets for the three months ended March 31, 2004 has been funded primarily by increases in deposits generated from within Bancorp's market area. Deposits reached $55.6 million at March 31, 2004, an increase of $8.3 million (18%) from $47.3 million as of December 31, 2003. The increase in deposits was primarily in interest bearing deposits including certificates of deposits and money market accounts and reflects the continued vigorous marketing effort of the Bank. Bancorp does not have any brokered deposits.

Other

         Repurchase agreements increased $534,858 from December 31, 2003 to $874,610 as of March 31, 2004 due to increased activity in these customer accounts.

Results of Operations
         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. Bancorp was profitable in the fourth quarter of 2003, the ninth quarter of operation. Bancorp was also profitable in the quarter ended March 31, 2004.

Average balances, Yields and Rates
         The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Interest income on loans includes loan fee income which is not significant. In addition, Bancorp does not have any tax-exempt securities or loans.

                  Distribution of Assets, Liabilities and Shareholders' Equity;
                    Interest Rates and Interest differential

                                          Three months Ended          Three months Ended
                                            March 31, 2004              March 31, 2003
                                 -------------------------------  ---------------------------
                                               Interest                     Interest             Fluctuations in interest
                                      Average  Income/   Average  Average   Income/   Average         Income/Expense
(Dollars in thousands)                Balance  Expense    Rate    Balance   Expense   Rate                Total
                                 -------------------------------  ---------------------------    -------------------------

Interest earning assets
    Loans (1)                         $ 44,342  $ 815     7.35%   $ 21,819   $ 415     7.61%               $ 400
    Federal funds sold                   1,891      7     1.48%      1,774       5     1.13%                   2
    Short-term investments               2,583      3     0.46%        805       1     0.50%                   2
    Investments                          7,911     48     2.43%      8,435      82     3.89%                 (34)
                                   -------------------            -----------------                     ---------
Total interest earning assets           56,727    873     6.16%     32,833     503     6.13%                 370

Cash and due from banks                  1,387                       1,540
Premises and equipment, net              3,449                       3,065
Allowance for loan losses                 (434)                       (254)
Other                                    1,120                         839
                                     ---------                    ---------
Total assets                          $ 62,249                    $ 38,023
                                     =========                    =========

Interest bearing liabilities
    Time certificates                 $ 14,090     74     2.10%    $ 6,343      42     2.65%                  32
    Savings deposits                     2,483      7     1.13%      1,066       3     1.13%                   4
    Money market / checking deposits    22,435     71     1.27%     13,964      47     1.35%                  24
    Capital lease obligations            1,191     43    14.44%      1,192      42    14.09%                   1
    Repurchase agreements                  959      2     0.83%        530       1     0.75%                   1

                                     ----------------------------------------------------------------------------
Total interest bearing liabilities      41,158    197     1.91%     23,095     135     2.34%                  62
                                                ---------------               ---------------           ---------

Non-interest bearing deposits           13,490                       6,739
Accrued expenses and
     other liabilities                     185                         130
Shareholder's equity                     7,416                       8,059
                                     ---------                    ---------
Total liabilities and equity          $ 62,249                    $ 38,023
                                     =========                    =========

Net interest income                             $ 676                        $ 368                      $ 308
                                               ======                        =====                      ======

Interest spread                                           4.25%                        3.79%
                                                       =======                      =======
Interest margin                                           4.77%                        4.48%
                                                       =======                      =======

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

         The following table summarizes the variance in interest income and expense for the three months ended March 31, 2004 and 2003 resulting in changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.


                                                 Three months Ended
                                               March 31, 2004 v. 2003
                                          -----------------------------------
                                                            Due to Change in
                                          Increase               Average
                                             Or          --------------------
(Dollars in thousands)                   (Decrease       Volume          Rate
----------------------                   ---------       ------          ----
                                                 (Dollars in thousands)
Interest earning assets
    Loans                                   $ 400         $ 494         $ (94)
    Federal funds sold                          2           -               2
    Short-term investments                      2             2             0
    Investments                               (34)           (5)          (29)
                                            -----         -----         -----
Total interest earning assets                 370           491          (121)
                                            -----         -----         -----

Interest bearing liabilities
    Time certificates                       $  32            90           (58)
    Savings deposits                            4             4             0
    Money market / checking deposits           24            42           (18)
    Capital lease obligations                   1             1             0
    Repurchase agreements                       1           -               1
                                            -----         -----         -----
Total interest bearing liabilities             62           137           (75)
                                            -----         -----         -----
Net interest income                         $ 308         $ 354         $ (46)
                                            =====         =====         =====



Net Interest Income

         For the quarter ended March 31, 2004, net interest income was $675,765 versus $367,451 for the same period in 2003, a $308,314 or 84% increase. This was the result of a $23.9 million increase in average earning assets in the quarter ended March 31, 2004 in comparison to the same period a year ago, due primarily to increases in average loans of $22.5 million and short term investments and federal funds of $1.9 million, partially offset by a decrease in average investments of $524,000. Also, average interest bearing liabilities increased $18.1 million during the quarter ended March 31, 2004 in comparison to the same period a year ago, also partially offsetting the favorable net interest income effect of the increase in average earning assets.

         The yield on average interest earning assets for the three months ended March 31, 2004 was 6.16% versus 6.13% for same period in 2003. The cost of average interest bearing liabilities was 1.91% for the three months ended March 31, 2004 versus 2.34% for the same period in 2003. The decrease in the cost of average interest bearing liabilities was the primarily the result of lower rates paid on daily rate money market and interest bearing checking accounts and lower roll-over rates offered to renewing and new time deposits in the first quarter of 2004, in comparison to those paid and offered in the first quarter of 2003.

Provision for Loan Losses

         The $31,750 provision for loan losses for the three months ended March 31, 2004 is due primarily to the increase in the Bank's loan volume. The provision for loan losses for the three months ended March 31, 2003 was $62,900, and was primarily due to the increase in the Bank's loan volume during the period. The decrease in provision between the quarter ended March 31, 2004 in comparison to the year earlier period is primarily due to portfolio mix and seasoning considerations.

Noninterest Income

         The $133,598 increase in total noninterest income for the first quarter of 2004 versus 2003 is primarily the result of an increase in the gains from the sales of the guaranteed portion of Small Business Administration ("SBA") guaranteed loans of $125,986, fees from increased deposit related volume and activity of $37,393, offset in part by a decrease in realized gains from the sale of securities of $40,449. Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn fee income from SBA loan participation sales and referrals.

Noninterest Expense

         Total noninterest expense was $821,078 for the first quarter of 2004 versus $567,911 for the same period in 2003, an increase of $253,167 or 45%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume, the addition of the New Haven (Amity) office in March of 2003, as well as the acquisition of additional infrastructure relating to administration and compliance, requiring additional staffing and other operating expenses.

         Salaries and benefits increased by $162,657 or 55% due to staff increases relating to the New Haven (Amity) office and other new employees engaged due to volume and infrastructure development.

         Occupancy and equipment increased by $51,345 or 69% due primarily to increases relating to depreciation of buildings, equipment and furniture of $22,682, rent relating to New London of $7,597, maintenance of $7,392, and utilities expense of $6,427.

         Data processing and other outside services increased by $30,219, or 77%, primarily due to increased loan and deposit volumes.

Off-Balance Sheet Arrangements
         See Note 11 for information regarding the Bancorp's off-balance sheet arrangements.

Liquidity

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

         Bancorp's liquidity position as of March 31, 2004 and December 31, 2003 consisted of liquid assets totaling $15.1 million and $11.0 million, respectively. This represents 23.0% and 19.6% of total assets at March 31, 2004 and December 31, 2003, respectively. The net increase in liquidity during the first quarter of 2004 is the result of deposit growth exceeding the increase in total loans and a decrease in available for sale securities. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Capital

         The following table illustrates the Bank's regulatory capital ratios at:

                                                              March 31, 2004             December 31, 2003
                                                              --------------             -----------------
         Tier 1 (Leverage) Capital to Average Assets               12.31%                       14.16%
         Tier 1 Capital to Risk Weighted Assets                    14.57%                       16.33%
         Total Capital to Risk Weighted Assets                     15.43%                       17.24%

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

         Bancorp's goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp's assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates. In order to reach an acceptable interest rate spread, Bancorp must generate loans and seek acceptable long-term investments to replace the lower yielding balances in Federal Funds sold and short-term investments. The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of the liabilities. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposits balances may therefore run off unexpectedly due to changing market conditions.

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

         (b) Changes in Internal Controls

         There have not been any significant changes in Bancorp's internal controls or in other factors that occurred during Bancorp's quarter ended March 31, 2004 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

                                     PART II
                                Other Information


Item 1.  Legal Proceedings

         Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         On March 11, 2004, Mr. Carl R. Borrelli, a director of Bancorp, exercised a warrant granted to Mr. Borrelli under the Warrant Plan, and acquired 5,544 shares of common stock for an aggregate purchase price of $10.91 per share. Bancorp relied on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         The Board of Directors of the Bank recently adopted resolutions designed to strengthen and enhance the Bank's Secrecy Act compliance and the Bank's Information Technology controls. Pursuant to the resolutions, the Board is assessing the Bank's staffing needs in the Bank Secrecy Act and Information Technology areas. The Bank recently has promoted a new Bank Secrecy Act Officer and has amended its Bank Secrecy Act policies to strengthen compliance. Additionally, the Bank has retained an experienced outside consultant to assist it in developing and implementing Information Technology controls.

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

10.17 Lease dated January 14, 2004 between The City of New London and the Issuer (incorporated by reference to Exhibit 10.17 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.18 Lease dated August 2, 2002, between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.18 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

31.1 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer.

31.2 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer.

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer.

32.3     Section 1350 Certification by Vice President and Chief Financial
         Officer.

           (b)    Reports on Form 8-K

                  The issuer filed no reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SOUTHERN CONNECTICUT BANCORP, INC.


                                   By: /S/ Joseph V. Ciaburri
                                       --------------------------------
                                       Name: Joseph V. Ciaburri
                                       Title: Chairman & Chief Executive Officer

Date:  May 13, 2004

                                  Exhibit Index
                                  -------------



31.1 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer. (filed herewith)

31.2 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer. (filed herewith)

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer. (filed herewith)

32.1 Section 1350 Certification by Chairman and Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification by President and Chief Operating Officer. (filed herewith)

32.3 Section 1350 Certification by Vice President and Chief Financial Officer. (filed herewith)