Form 10QSB
period 2004-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2004-08-13
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ___________________

                                F O R M 10 - QSB

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 2004

          Commission file number 0-49784



                       SOUTHERN CONNECTICUT BANCORP, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

            Connecticut                                         06-1609692
   (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)

                                215 Church Street
                          New Haven, Connecticut 06510
                    (Address of Principal Executive Offices)


                                 (203) 782-1100
                           --------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]


The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of
July 23, 2004:     2,791,864


Transitional Small Business Disclosure Format

Yes  __  No   X

                                Table of Contents
                                     Part I
                              Financial Information

Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       June 30, 2004 (unaudited) and December 31, 2003                       3

       Consolidated Statements of Operations
       for the three months and six months ended June 30, 2004
       and 2003 (unaudited)                                                  4

       Consolidated Statements of Changes in
       Shareholders' Equity for the six months ended
       June 30, 2004 and 2003 (unaudited)                                    5

       Consolidated Statements of Cash Flows for the six months ended
       June 30, 2004 and 2003 (unaudited)                                6 - 7

       Notes to Consolidated Financial Statements (unaudited)                8

Item 2. Management's Discussion and Analysis or Plan of Operation           17

Item 3. Controls and Procedures                                             33

                                     Part II
                                Other Information

Item 1. Legal Proceedings                                                   34

Item 2. Changes in Securities and Small Business Issuer
        Purchases of Equity Securities                                      34

Item 3. Defaults Upon Senior Securities                                     34

Item 4. Submission of Matters to a Vote of Security Holders                 34

Item 5. Other Information                                                   34

Item 6. Exhibits and Reports on Form 8-K                                    35

Signatures                                                                  37

Exhibit Index                                                               38


                                     PART I
                              Financial Information


Item 1.    Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2004 (unaudited) and December 31, 2003
                                                                     2004            2003
                                                                ------------    ------------
Assets
Cash and due from banks                                         $    812,222    $  1,147,883
Federal funds sold                                                 7,346,000         966,000
Short-term investments                                             3,124,989         454,115
                                                                ------------    ------------
Cash and cash equivalents                                         11,283,211       2,567,998
                                                                ------------    ------------

Available for sale securities                                     15,450,607       8,478,068
Federal Home Loan Bank Stock                                          47,100          21,500
Loans receivable (net of allowance for loan losses of
  $455,033 in 2004 and $421,144 in 2003)                          44,785,570      40,818,718
Accrued interest receivable                                          249,075         196,545
Premises and equipment, net                                        3,398,132       3,459,915
Other assets                                                         962,010         843,296
                                                                ------------    ------------
Total assets                                                    $ 76,175,705    $ 56,386,040
                                                                ============    ============

Liabilities and Stockholders' Equity

Liabilities
Deposits
      Noninterest bearing deposits                              $ 15,986,600    $ 13,781,286
      Interest bearing deposits                                   36,940,879      33,492,589
                                                                ------------    ------------
Total deposits                                                    52,927,479      47,273,875

Repurchase agreements                                                913,984         339,752
Accrued expenses and other liabilities                               511,551         267,232
Capital lease obligations                                          1,190,452       1,190,879
                                                                ------------    ------------
Total liabilities                                                 55,543,466      49,071,738
                                                                ------------    ------------

Commitments and Contingencies                                           --              --

Stockholders' Equity
Preferred stock, no par value; 500,000 shares authorized;
  none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2004 2,791,864; 2003 1,063,320         27,919          10,633
Additional paid-in capital                                        24,066,354      10,704,269
Accumulated deficit                                               (3,044,968)     (3,100,842)
Accumulated other comprehensive loss - net unrealized
  loss on available for sale securities                             (417,066)       (299,758)
                                                                ------------    ------------
Total stockholders' equity                                        20,632,239       7,314,302
                                                                ------------    ------------

Total liabilities and stockholders' equity                      $ 76,175,705    $ 56,386,040
                                                                ============    ============

See Notes to Consolidated Financial Statements






SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2004 and 2003 (unaudited)


                                                                 Three Months Ended             Six Months Ended
                                                                       June 30                      June 30
                                                            --------------------------   --------------------------
                                                                2004           2003          2004         2003
                                                            -----------    -----------   -----------    -----------
Interest Income
Interest and fees on loans                                  $   861,867   $   505,272    $ 1,677,078    $   920,069
Interest on securities                                           55,594        49,872        103,443        131,801
Interest on federal funds sold and short-term investments        23,348        16,493         33,063         22,442
                                                            -----------    -----------   -----------    -----------
Total interest income                                           940,809       571,637      1,813,584      1,074,312
                                                            -----------    -----------   -----------    -----------

Interest Expense
Interest on deposits                                            155,235        92,762        307,571        185,226
Interest on capital lease obligations                            42,719        42,124         85,291         84,082
Interest on repurchase agreements                                 1,607           619          3,709          1,421
                                                            -----------    -----------   -----------    -----------
Total interest expense                                          199,561       135,505        396,571        270,729
                                                            -----------    -----------   -----------    -----------

Net interest income                                             741,248       436,132      1,417,013        803,583

Provision for Loan Losses                                        29,245        23,500         60,995         86,400
Net interest income after
                                                            -----------    -----------   -----------    -----------
provision for loan losses                                       712,003       412,632      1,356,018        717,183
                                                            -----------    -----------   -----------    -----------

Noninterest Income:
Service charges and fees                                         87,406        26,782        145,017         46,999
Gains and fees from sales and referrals of SBA loans             84,881          --          216,715           --
Gains (losses)  on sales of available for sale securities          --           5,000           (944)        44,505
Other noninterest income                                         87,154        19,143        111,428         38,598
                                                            -----------    -----------   -----------    -----------
Total noninterest income                                        259,441        50,925        472,216        130,102
                                                            -----------    -----------   -----------    -----------

Noninterest Expense
Salaries and benefits                                           473,784       385,239        933,074        681,872
Occupancy and equipment                                         135,667        93,453        261,596        168,037
Professional services                                           118,059        49,810        179,825        115,452
Data processing and other outside services                       69,340        47,799        138,569         86,809
Advertising and promotional expense                              23,113        18,317         34,307         37,501
Forms, printing and supplies                                     18,317        17,726         34,131         29,905
Other operating expenses                                        113,002        79,679        190,858        140,358
                                                            -----------    -----------   -----------    -----------
Total noninterest expenses                                      951,282       692,023      1,772,360      1,259,934
                                                            -----------    -----------   -----------    -----------

Net income (loss)                                           $    20,162   $  (228,466)   $    55,874    $  (412,649)
                                                            ===========    ===========   ===========    ===========

Basic Income (Loss) per Share                               $      0.02   $     (0.21)   $      0.05    $     (0.39)
                                                            ===========    ===========   ===========    ===========
Diluted Income (Loss) per Share                             $      0.01   $     (0.21)   $      0.04    $     (0.39)
                                                            ===========    ===========   ===========    ===========

Dividends per Share                                         $      --     $      --      $      --      $      --
                                                            ===========    ===========   ===========    ===========

See Notes to Consolidated Financial Statements




SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months ended June 30, 2004 and 2003 (unaudited)


                                                                                                         Accumulated
                                                                          Additional                       Other
                                               Number       Common         Paid-in        Accumulated   Comprehensive
                                            of Shares       Stock          Capital          Deficit       Income (Loss)    Total
                                            ----------------------------------------------------------------------------------------

Balance December 31, 2002                     966,667    $      9,667   $ 10,705,382   $ (2,502,915)   $     62,545    $  8,274,679

Comprehensive Loss:
  Net Loss                                       --              --             --         (412,649)           --          (412,649)
  Unrealized holding loss on available
    for sale securities                          --              --             --             --          (104,384)       (104,384)
                                                                                                                       ------------
      Total comprehensive loss                                                                                             (517,033)

                                            ----------------------------------------------------------------------------------------
Balance June 30, 2003                         966,667    $      9,667   $ 10,705,382   $ (2,915,564)   $    (41,839)   $  7,757,646
                                            ========================================================================================

Balance December 31, 2003                   1,063,320    $     10,633   $ 10,704,269   $ (3,100,842)   $   (299,758)   $  7,314,302

Comprehensive Loss:
  Net Income                                     --              --             --           55,874            --            55,874
  Unrealized holding loss on available
    for sale securities                          --              --             --             --          (117,308)       (117,308)
                                                                                                                       ------------
      Total comprehensive loss                (61,434)

Exercise of stock warrants                      5,544              56         60,424           --              --            60,480

Issuance of common stock                    1,723,000          17,230     13,301,661           --              --        13,318,891

                                            ----------------------------------------------------------------------------------------
Balance June 30, 2004                       2,791,864    $     27,919   $ 24,066,354   $ (3,044,968)   $   (417,066)   $ 20,632,239
                                            ========================================================================================

See Notes to Consolidated Financial Statements.


SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003 (unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                             ---------------------------
Cash Flows From Operations                                                       2004          2003
                                                                             -------------- ------------
Net income (loss)                                                                 $ 55,874   $ (412,649)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Amortization and accretion of premiums and discounts on investments, net        18,073        9,323
    Provision for loan losses                                                       60,995       86,400
    Loss (Gain) on sales of available for sale securities                              944      (44,405)
    Gains on sales of SBA loans                                                   (202,196)           -
    Depreciation and amortization                                                  138,962       96,346
    Increase in cash surrender value of life insurance                              (6,155)           -
    Changes in assets and liabilities:
      (Decrease) increase in deferred loan fees                                     (5,419)      45,094
      (Increase) decrease in accrued interest receivable                           (52,530)      33,969
      (Increase) decrease in other assets                                         (112,559)      10,231
      Increase in accrued expenses and other liabilities                           244,418      453,536
                                                                             ---------------------------
           Net cash provided by operating activities                               140,407      277,845
                                                                             ---------------------------

Cash Flows From Investing Activities
    Purchases of available for sale securities                                  (8,967,504)  (9,628,661)
    Principal repayments on available for sale securities                          859,265      224,712
    Proceeds from maturities of available for sale securities                            -    5,176,452
    Proceeds from sales of available for sale securities                           999,375    3,558,000
    Purchases of Federal Home Loan Bank Stock                                      (25,600)     (21,000)
    Proceeds from sales of SBA loans                                             1,986,863            -
    Net increase in loans receivable                                            (5,923,608)  (8,962,735)
    Purchases of premises and equipment                                            (77,179)    (592,531)
    Proceeds from sale of OREO                                                     116,414            -
                                                                             ---------------------------
           Net cash used in investing activities                               (11,031,974) (10,245,763)
                                                                             ---------------------------

Cash Flows From Financing Activities
    Net increase in demand, savings and money market deposits                    6,036,014   12,030,386
    Net decrease in certificates of deposit                                       (382,410)     (69,505)
    Net increase (decrease) in repurchase agreements                               574,232     (623,140)
    Principal payments on capital lease obligations                                   (427)        (569)
    Net proceeds from common stock offering                                     13,318,891            -
    Exercise of stock warrants                                                      60,480            -
                                                                             ---------------------------
           Net cash provided by financing activities                            19,606,780   11,337,172
                                                                             ---------------------------

           Net increase in cash and cash equivalents                             8,715,213    1,369,254

Cash and cash equivalents
           Beginning                                                             2,567,998    3,051,429
                                                                             ---------------------------
           Ending                                                             $ 11,283,211  $ 4,420,683
                                                                             ===========================

See Notes to Consolidated Financial Statements.



SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2004 and 2003 (unaudited)                       Six Months Ended
                                                                                      June 30,
                                                                             ---------------------------
                                                                                 2004          2003
                                                                             -------------- ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                     $ 388,875   $  262,788
                                                                             ===========================
    Income taxes                                                                 $ -         $  -
                                                                             ===========================

Supplemental disclosures of noncash investing activities
  Liability incurred for investment security purchase                            $ -         $1,300,000
                                                                             ============== ============


Transfer of Loans to OREO                                                        $ 116,513   $        -
                                                                             ============== ============

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, The Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in New Haven and Branford, Connecticut. In 2003, SCB Capital Inc. was formed as a Connecticut Corporation, and in April 2004 Bancorp capitalized SCB Capital, Inc., which became a subsidary of the Company. SCB Capital, Inc. will engage in a limited range of investment banking, advisory, and brokerage services, primarily with small to medium size business clients. In April 2004, Bancorp received a temporary certificate of incorporation from the Banking Department of the State of Connecticut to open a new bank, to be named The Bank of Southeastern Connecticut, to be located in New London, Connecticut.

Note 2.  Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying consolidated unaudited financial statements as of and for the three and six months ended June 30, 2004 and 2003 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2003.

         Certain 2003 amounts have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on the 2003 net loss.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Note 3.       Available for Sale Securities

         The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2004, and December 31, 2003 are as follows:



                                                               Gross          Gross
                                             Amortized       Unrealized     Unrealized         Fair
June 30,2004                                    Cost           Gains          Losses          Value
------------
                                          --------------------------------------------------------------
U.S. Treasury Obligations                      $ 5,978,984          $ -      $  (1,424)     $ 5,977,560
U.S. Government Agency Obligations               9,188,809            -       (369,795)       8,819,014
Mortgage Backed Securities                         699,880            -        (45,847)         654,033
                                          --------------------------------------------------------------
                                               $15,867,673          $ -      $(417,066)     $15,450,607
                                          ==============================================================




                                                             Gross          Gross
                                             Amortized     Unrealized     Unrealized         Fair
December 31, 2003                               Cost         Gains          Losses          Value
-----------------
                                          --------------------------------------------------------------
U.S. Government Agency Obligations              $7,200,948          $ -      $(269,550)      $6,931,398
Mortgage Backed Securities                       1,576,878            -        (30,208)       1,546,670
                                          --------------------------------------------------------------
                                                $8,777,826          $ -      $(299,758)      $8,478,068
                                          ==============================================================




At June 30, 2004, gross unrealized holding losses on available for sale securities totaled $417,066. Of the securities with unrealized losses, there is one mortgage backed and six U.S. Government agency securities that had unrealized losses for a period in excess of twelve months with a current unrealized loss of $263,387. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2003, gross unrealized holding losses on available for sale securities totaled $299,758. Of the securities with unrealized losses, there are no securities that had unrealized losses for a period in excess of twelve months.

Note 4.       Loans Receivable

A summary of Bancorp's loan portfolio at June 30, 2004 and December 31, 2003 is as follows:


                                                              June 30, 2004         December 31, 2003
                                                            ---------------------  -------------------

Commercial loans secured by real estate                            $21,118,714           $18,043,588
Commercial loans                                                    21,457,240            18,584,292
Construction and land loans, net of undisbursed
   portion of $986,476 in 2004 and $729,220 in 2003                    846,297             1,500,891
Residential mortgages                                                   56,204               948,258
Consumer home equity loans                                             947,768             1,042,717
Consumer installment loans                                             893,765             1,204,920
                                                            -------------------    ------------------
        Total loans                                                 45,319,988            41,324,666
Net deferred loan fees                                                 (79,385)              (84,804)
Allowance for loan losses                                             (455,033)             (421,144)
                                                            -------------------    ------------------
        Loans receivable, net                                      $44,785,570           $40,818,718
                                                            ===================    ==================


Note 5.       Deposits

At June 30, 2004 and December 31, 2003, deposits consisted of the following:

                                               June 30,         December 31,
                                                 2004              2003
                                             -----------       -----------
   Noninterest bearing deposits              $15,986,600       $13,781,286
                                             -----------       -----------
   Interest bearing deposits
     Checking                                  3,968,357         3,499,378
     Money Market                             20,338,669        17,251,327
     Savings                                   2,907,720         2,633,341
                                             -----------       -----------
     Checking, money market & savings         27,214,746        23,384,046
                                             -----------       -----------

     Time Certificates under $100,000          3,163,561         3,057,294
     Time Certificates of $100,000 or more     6,562,572         7,051,249
                                             -----------       -----------
     Time deposits                             9,726,133        10,108,543
                                             -----------       -----------
                                              36,940,879        33,492,589
                                             -----------       -----------
   Total deposits                            $52,927,479       $47,273,875
                                             ===========       ===========





Note 6.       Available Borrowings

         During 2003 Bancorp obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $4,400,000. There are no borrowings against these lines of credit as of June 30, 2004.

Note 7.       Income (Loss) Per Share

         Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three and six months ended June 30, 2004 and 2003.



Income (Loss) per Share

Three Months Ended June 30,
                                                                 2004                                         2003
                                            ------------------------------------------  ------------------------------------------
                                                           Weighted                                      Weighted
                                                Net         Average        Amount            Net          Average       Amount
                                              Income        Shares        Per Share        Income         Shares       Per Share
                                            ------------ -------------- --------------  -------------- -------------- ------------
Basic Income (Loss) Per Share
  Income available to common shareholders      $ 20,162      1,333,941         $ 0.02      $ (228,466)     1,063,320      $ (0.21)
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                  -         30,353              -               -              -            -
                                            ------------ -------------- --------------  -------------- -------------- ------------
Diluted Income (Loss) Per Share
  Income available to common shareholders
  plus assumed conversions                     $ 20,162      1,364,294         $ 0.01      $ (228,466)     1,063,320      $ (0.21)
                                            ============ ============== ==============  ============== ============== ============

Six Months Ended June 30,
                                                                 2004                                         2003
                                            ------------------------------------------  ------------------------------------------
                                                           Weighted                                      Weighted
                                                Net         Average        Amount            Net          Average       Amount
                                              Income        Shares        Per Share        Income         Shares       Per Share
                                            ------------ -------------- --------------  -------------- -------------- ------------
Basic Income (Loss) Per Share
  Income available to common shareholders      $ 55,874      1,199,270         $ 0.05      $ (412,649)     1,063,320      $ (0.39)
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                  -         46,145              -               -              -            -
                                            ------------ -------------- --------------  -------------- -------------- ------------
Diluted Income (Loss) Per Share
  Income available to common shareholders
  plus assumed conversions                     $ 55,874      1,245,415         $ 0.04      $ (412,649)     1,063,320      $ (0.39)
                                            ============ ============== ==============  ============== ============== ============





For the three months and six months ended June 30, 2003, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

Note  8.      Other Comprehensive Loss

         Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                              Six Months Ended
                                                                               June 30, 2004
                                                                ---------------------------------------------
                                                                  Before-Tax                    Net-of-Tax
                                                                    Amount          Taxes         Amount
                                                                ---------------------------------------------
Unrealized holding losses arising during the period                 $ (118,252)           $ -      ($118,252)

Add: Reclassification adjustment for losses                                                                -
recognized in net income                                                   944              -            944
                                                                ---------------------------------------------

Unrealized holding losses on available for sale
securities, net of taxes                                            $ (117,308)           $ -      $(117,308)
                                                                =============================================

                                                                              Six Months Ended
                                                                               June 30, 2003
                                                                ---------------------------------------------
                                                                  Before-Tax                    Net-of-Tax
                                                                    Amount          Taxes         Amount
                                                                ---------------------------------------------
Unrealized holding losses arising during the period                  $ (99,784)      $ 27,597       $(72,187)

Less: Reclassification adjustment for gains
recognized in net income                                               (44,505)        12,308        (32,197)
                                                                ---------------------------------------------

Unrealized holding loss on available for sale
securities, net of taxes                                            $ (144,289)      $ 39,905      $(104,384)
                                                                =============================================


Note  9.      Stock Based Compensation

         During the six months ended June 30, 2004, Bancorp granted 18,050 stock options to employees and directors at exercise prices ranging from $8.77 to $9.75 per share.


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

         Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income (loss) and per share amounts for the six and three months ended June 30, 2004 and 2003 would have differed from the pro forma amounts as shown below:


For the six months ended June 30, 2004 and June 30, 2003
                                                                            Six Months Ended         Six Months Ended
                                                                             June 30, 2004             June 30, 2003
                                                                        ------------------------- ------------------------
Net income (loss) as reported                                                           $ 55,874               $ (412,649)
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards                                                                   (159,709)                 (82,350)

                                                                        ------------------------- ------------------------
Pro forma net loss                                                                    $ (103,835)              $ (494,999)
                                                                        ========================= ========================

Basic income (loss) per share:
  As reported                                                                             $ 0.05                  $ (0.39)
                                                                        ========================= ========================
  Pro forma                                                                              $ (0.09)                 $ (0.47)
                                                                        ========================= ========================
Diluted income (loss) per share:
  As reported                                                                             $ 0.04                  $ (0.39)
                                                                        ========================= ========================
  Pro forma                                                                              $ (0.09)                 $ (0.47)
                                                                        ========================= ========================

For the three months ended June 30, 2004 and June 30, 2003
                                                                           Three Months Ended       Three Months Ended
                                                                             June 30, 2004             June 30, 2003
                                                                        ------------------------- ------------------------
Net income (loss) as reported                                                           $ 20,162                $(228,466)
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards                                                                    (78,281)                 (46,079)

                                                                        ------------------------- ------------------------
Pro forma net loss                                                                      $(58,119)               $(274,545)
                                                                        ========================= ========================

Basic income (loss) per share:
  As reported                                                                            $  0.02                 $  (0.21)
                                                                        ========================= ========================
  Pro forma                                                                              $ (0.04)                $  (0.26)
                                                                        ========================= ========================
Diluted income (loss) per share:
  As reported                                                                            $  0.01                 $  (0.21)
                                                                        ========================= ========================
  Pro forma                                                                              $ (0.04)                $  (0.26)
                                                                        ========================= ========================



For the three and six months ended June 30, 2003, common stock equivalents have been excluded from the computation of the pro forma net loss per share because the inclusion of such equivalents is antidilutive.

Note  10.     Bank Application and Capital Raising

         During 2003, Bancorp's Board of Directors approved the establishment of a new commercial bank in New London, Connecticut. In October 2003, Bancorp submitted its final application to the State of Connecticut Department of Banking related to the establishment of the new bank to be located in the city of New London. On April 28, 2004, the State of Connecticut Department of Banking issued a temporary certificate of authority in connection with this application. Subject to applicable State and Federal agency regulatory approval and the issuance of a final certificate of authority from the State of Conecticut Department of Banking, Bancorp plans to open the new bank in the fourth quarter of 2004 or the first quarter of 2005.

         On June 17, 2004, Bancorp completed a public offering of its common stock with net proceeds of $13.3 million after deduction of underwriter's discount and offering expenses. Bancorp issued 1,723,000 shares of common stock in connection with this offering. On June 17, 2004, Bancorp invested $2,762,817 of the public offering proceeds in The Bank of Southern Connecticut. Bancorp has also committed to capitalize the new bank with $6 million of the proceeds raised from this public offering.

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

         Financial instruments whose contract amounts represent credit risk are as follows at June 30,2004 and December 31, 2003:


                                                 June 30,       December 31,
                                                   2004            2003
                                              ----------------  -------------
     Commitments to extend credit
         Future loan commitments                  $ 5,152,000    $ 3,752,000
         Unused line of credit                      7,789,306      9,065,661
         Undisbursed construction loans               727,507        729,220
     Financial standby letters of credit              933,055        933,055
                                              ----------------  -------------
                                                  $14,601,868    $14,479,936
                                              ================  =============




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

              Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp's books at their fair value at inception. The liability related to guarantees recorded at June 30, 2004 and December 31, 2003 was not significant.

Item 2.       Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

Southern Connecticut Bancorp

         Bancorp, a Connecticut corporation, was incorporated on November 8, 2000 to serve as a bank holding company for community based commercial banks. Bancorp is a bank holding company registered in accordance with the Bank Holding Company Act of 1956, as amended (the "BHC Act") and is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Bancorp owns one hundred percent of the capital stock of The Bank of Southern Connecticut ("Bank"), a Connecticut chartered bank headquartered in New Haven, Connecticut. The Bank commenced operations on October 1, 2001.

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

         De novo banks in Connecticut have reached profitability on average within three to four years after the commencement of operations. Bancorp was marginally profitable in the fourth quarter of 2003, the ninth quarter of operations, as well as profitable in the first two quarters of 2004. The three recent profitable quarters are largely attributable to fee income and gains on sale derived from referrals and sales of SBA guaranteed loan participations.

         Bancorp's plan of operation is to continue to operate the Bank and increase its market share within the City of New Haven and the surrounding areas, and possibly offer certain additional banking services, such as internet based cash management services. Bancorp has received a Temporary Certificate of Authority from the Banking Commissioner of the State of Connecticut for a second, wholly owned community based commercial bank subsidiary to serve the New London, Connecticut market, called The Bank of Southeastern Connecticut. Bancorp intends to develop both the Bank's and The Bank of Southeastern Connecticut's geographic franchises with branch offices throughout the 45 miles of coastal communities located between New Haven and New London Connecticut, and from New London to the Rhode Island border with Connecticut. Bancorp has applied to the Federal Deposit Insurance Corporation to insure the deposits of the new banking subsidiary. Bancorp also is required to apply to the Federal Reserve for approval. The Bank of Southeastern Connecticut is expected to open in the fourth quarter of 2004 or the first quarter of 2005 and be staffed, managed and operated in a manner consistent with the Bank.

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

         The following table sets forth the location of the Bank's branch offices and other related information:

Office                  Location                         Square Feet    Status
--------------          --------                         -----------    ------
Main Office       215 Church Street, New Haven, CT          11,306      Leased
Branford Office   445 West Main Street, Branford, CT         3,714      Leased
Amity Office      1475 Whalley Avenue, New Haven, CT         2,822      Owned

         Bancorp entered into a lease on January 14, 2004 with the City of New London for a former banking facility located at 15 Masonic Street, New London, Connecticut. This facility is intended to be the main office of The Bank of Southeastern Connecticut. The Bank of Southeastern Connecticut is expected to be staffed, managed and operated in a manner consistent with the Bank.

         On June 23, 2004, Bancorp, through a nominee, entered into an agreement to purchase an approximately one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property is $495,000. The entity under which title to the property will be ultimately held is to be determined. The Bank is in the process of filing an application to its State and Federal Regulators to establish bank operations at the Clinton location for late in the fourth quarter of 2004 or in the first quarter of 2005. Bancorp intends that Bancorp or the Bank will improve the facility to accommodate banking services. The costs of such improvements have not been fully determined at this time.

         The Bank focuses on serving the banking needs of small and mid sized businesses, professionals and their employees. The Bank's target customer has up to $30 million in revenues, up to 100 employees, and borrowing needs between $250,000 and $2 million. The Bank serves the greater New Haven marketplace and has a Board of Directors and management team drawn from the communities served, each of who is recognized and respected by the New Haven business community. The Bank's focus on the commercial market makes it uniquely qualified to move deftly in responding to the needs of its clients.

         The Bank does not expect to compete with large institutions for the primary banking relationships of large corporations, but it competes for the small to medium-size businesses and for the consumer business of employees of such entities. The Bank's geographic market focus also provides a unique competitive advantage by clearly identifying the Bank as the independent local bank focused on commercial lending and other commercial banking services. The Bank's focus clients operate retail, service, wholesale distribution, manufacturing and international businesses. Many of these customers use the services of the Bank because of relationships and contacts with the Bank's directors and management. We believe that the Bank is successfully winning new business because of these relationships and a combination of a fair price for our services, quick decision processes and a high-touch level of personalized customer service.

Lending, Depository and Other Products

         The Bank currently has a wide range of "core" bank products and services offerings which are more completely described below. Additionally, through correspondent and other relationships, the Bank helps its customers meet all of their banking needs, including obtaining services which the Bank may not offer directly.

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

         Other services provided currently or to be provided include cashier's checks, money orders, travelers checks, bank by mail, lock box, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services but may offer trust services through a joint venture with a larger institution. To offer trust services in the future, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

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

Market and Competition

         There are numerous banks and other financial institutions serving the Southern Connecticut Market posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. To grow, we will have to win customers away from the customer base of existing banks and financial institutions as well as win new customers from growth in the Southern Connecticut Market. Many of such banks and financial institutions are well established and well capitalized, allowing them to provide a greater range of services than we will be able to offer in the near future.

         The greater New Haven is currently served by approximately 70 offices of commercial banks, none of which is headquartered in New Haven. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which may be impracticable for the Bank to provide at this time. There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draws customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. Many of such banks are and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

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

         Over the past ten years, the Connecticut banking market has been characterized by significant consolidation among financial institutions. Since January 1994, there have been 60 completed acquisitions of Connecticut based banks and thrifts. Although our competitors are currently much larger than us, we believe that the corporate service culture and operational infrastructure at large banks often does not provide the type of personalized service that many of our small to medium business and professional clients desire ant that we strive to provide.

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

         On April 28, 2004, a temporary certificate of authority was issued by the State of Connecticut Department of Banking in connection with the new bank application. Additional applications to the Federal Insurance Deposit Corporation for deposit insurance, and to the Federal Reserve Bank of Boston for Bancorp to acquire the new bank, will be filed in the near future. Subject to the reciept of regulatory approvals, Bancorp expects the new bank to be operating by the end of the fourth quarter of 2004 or the first quarter of 2005.


SCB Capital, Inc.

         On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary of Bancorp, was incorporated. SCB Capital, Inc. will engage in a limited range of investment banking and advisory services primarily to small to medium size business clients of Bancorp located in Connecticut. It is not anticipated that SCB Capital, Inc. will directly provide financing or equity in the investment banking transactions it facilitates or in which it acts as principal. SCB Capital, Inc. is in the process of applying for approval as a broker-dealer and membership with the National Association of Security Dealers. SCB Capital, Inc. has been capitalized with $20,000 and has not commenced operations. Any additional amount to be invested in SCB Capital, Inc. will be determined by Bancorp's Board of Directors following completion of the application.

Recent Developments

         Bancorp raised $13.3 million, net of underwriting discounts and offering expenses, in equity capital though a public offering of common stock on June 17, 2004. On June 17, 2004, Bancorp invested $2,762,817 of these proceeds in the equity capital of The Bank of Southern Connecticut. Also, Bancorp has committed to investing $6 million of the proceeds in the equity capital of The Bank of Southeastern Connecticut at the time it receives all final regulatory approvals and commences banking operations. The remaining balance of the public offering net proceeds will be utilized for future branch office expansion and general corporate purposes. Bancorp listed its common stock on the American Stock Exchange in connection with its offering. Bancorp's common stock symbol is "SSE".

         For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 31 of this Form 10-QSB. Currently, other than the potential start up of a new bank in late 2004 or early 2005 and the establishment of new Bank branch offices (as previously discussed on page s 17 and 18 under the "Locations" heading), there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Outside of staffing the new bank located in New London and new offices of the Bank, Bancorp does not anticipate a significant change in the number of its employees.

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

         On August 11, 2004, Joseph V. Ciaburri, the Chairman and Chief Executive Officer of Bancorp, and Michael M. Ciaburri, the President and Chief Operating Officer of Bancorp, each entered into a settlement agreement with the Banking Commissioner of the State of Connecticut and paid a civil penalty of $2,500 in connection with three loans made by the Bank in November 2003 that resulted in a concentration of unsecured credit by the Bank exceeding 15% of the equity capital and reserves for loan and lease losses of the Bank. In particular, the Commissioner found that the two officers voted to approve the loans at a meeting of the loan committee of the

Bank without conditioning their approval to ensure that no commitment would be issued prior to obtaining a participation commitment from another financial institution to cover the excess loans over the applicable limitations. The settlement agreement acknowledged the officers' claim that they were not aware that their vote to approve the loans violated the applicable Connecticut statutes. No violation was found on behalf of the Bank or Bancorp, and the Commissioner acknowledged that the officers, in conjunction with the Bank's board of directors, have implemented policies and procedures to prevent future occurrences of such actions. In January 2004, the Bank sold a participation in the loans bringing the loans within the Bank's lending limit. The loans have fully performed at all times.

         As of June 30, 2004, the Bank has 29 full-time employees. Its employees perform most routine day-to-day banking transactions for the Bank. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

         Overall, the Bank's plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses, achieve profitable operations and maintain liquidity.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

         Bancorp had net income of $20,162 (or basic earnings per share of $0.02 and diluted earnings per share of $0.01) for the quarter ended June 30, 2004, compared to a net loss of $228,466 (or basic and diluted loss per share of $0.21) for the quarter ended June 30, 2003. Bancorp had net income of $55,874 (or basic earnings per share of $0.05 and diluted earnings per share of $0.04) for the six months ended June 30, 2004, compared to a net loss of $412,649 (or basic and diluted loss per share of $0.39) for the six months ended June 30, 2003.


Financial Condition

Assets

         Bancorp has reached total assets of $76.2 million at June 30, 2004, an increase of $19.8 million (35%) from $56.4 million in assets as of December 31, 2003. Earning assets reached $71.2 million, increasing $20.0 million (39%) during the first six months of 2004.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and short-term investments including money market mutual funds to provide funding for higher yielding loans as they are approved and closed. As of June 30, 2004, Federal funds sold were $7.3 million and short-term investments balances were $3.1 million. Federal funds sold and short-term investments increased by $6.4 million and $2.7 million, respectively, during the first six months of 2004. The increases were due to receipt of the net proceeds of the public offering of equity securities by Bancorp which were not invested in available for sale securities and the excess of deposit volume over net new loan volume during the six month period. In addition, Bancorp has invested $15.5 million in U.S. Treasury, government agency and mortgage backed securities classified as available for sale.

Investments

         Available for sale securities increased $7.0 million from December 31, 2003, reflecting in part the investment of approximately $8.0 million of net proceeds received from the June 2004 public offering in U.S. Treasury and Agency securities, less amortization and sales of securities.

         During the six months ended June 30, 2004, gross unrealized losses on the available for sale securities portfolio totaled $417,066. These losses were the result of volatility in market rates and yield curve changes and impacted the market prices in government agency bonds and mortgage-backed securities. Management does not believe these losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary, and has both the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.


Loans

         The net loan portfolio increased $4.0 million (10%) from $40.8 million at December 31, 2003 to $44.8 million at June 30, 2004. The increase in loans is due to the addition of a branch office in 2003 and continued robust demand in the greater New Haven and Connecticut markets. The increase in the loan portfolio was funded primarily by increases in deposits and the decrease in investments. The loan to deposit ratio as of June 30, 2004 was 85%. Bancorp continues to target a loan to deposit ratio in the 80% to 85% range.

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

         Based on its evaluation, management believes the allowance for loan losses of $455,033 at June 30, 2004, which represents 1.00% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2003, the allowance for loan losses was $421,144 or 1.02% of gross loans outstanding.


Analysis of Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the six months ended June 30:

Allowance for Loan Losses as of June 30, 2004 and 2003


                                                  2004            2003
                                              -------------- ---------------
Balance at beginning of period                     $421,144        $232,000
Charge-offs                                         (27,323)         (4,698)
Recoveries                                              217               -
Provision charged to operations                      60,995          86,400
                                              -------------- ---------------
Balance at end of period                           $455,033        $313,702
                                              ============== ===============


Non-Accrual, Past Due and Restructured Loans

The following table represents non-accruing and past due loans:

                                                 June 30,       December 31,
                                                  2004            2003
                                              -------------- ---------------
(Thousands of dollars)
Loans delinquent over 90 days and still accruing    $ 30,075         $     0
Non-accruing loans                                    37,024          94,063
                                              -------------- ---------------
Total                                               $ 67,099         $94,063
                                              ============== ===============
% of Total Loans                                        0.15%           0.23%
% of Total Assets                                       0.09%           0.17%



Potential Problem Loans

         At June 30, 2004, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         Deposits were $52.9 million at June 30, 2004, an increase of $5.6 million (12%) from $47.3 million as of December 31, 2003. The increase in deposits was primarily in non-interest bearing deposits, and interest bearing money market and savings deposits, offset by a $382,410 decline in certificates of deposit balances. The increase in the total deposit portfolio reflects the continued vigorous marketing effort of the Bank. Bancorp does not have any brokered deposits.

Other

         Repurchase agreements increased $574,232 from December 31, 2003 to $913,984 as of June 30, 2004 due to increased activity in these customer accounts.

Results of Operations

         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. Bancorp was initially profitable in the fourth quarter of 2003, the ninth quarter of operation. Bancorp was also profitable in both the first and second quarters of 2004.

Average Balances, Yields and Rates

         The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the six and three months ended June 30, 2004 compared to the six and three months ended June 30, 2003. Interest income on loans includes loan fee income which is not significant. In addition, Bancorp does not have any tax-exempt securities or loans.



                           Distribution of Assets, Liabilities and Shareholders' Equity;
                                     Interest Rates and Interest differential

                                       Three months Ended            Three months Ended
                                         June 30, 2004                 June 30, 2003
                                  ----------------------------- -----------------------------
                                              Interest                     Interest            Fluctuations in interest
                                    Average   Income/  Average   Average   Income/   Average     Income/Expense
(Dollars in thousands)              Balance   Expense   Rate     Balance   Expense    Rate            Total
                                  ----------------------------- ----------------------------- ----------------------

Interest earning assets
    Loans                           $ 45,759     $ 862   7.56%   $ 26,307     $ 505    7.70%                  $ 357
    Federal funds sold                 6,383        14   0.88%      4,733        13    1.10%                      1
    Short-term investments             2,837         9   1.27%      1,879         4    0.85%                      5
    Investments                        8,294        56   2.71%      8,103        50    2.48%                      6
                                  ---------------------         --------------------          ----------------------
Total interest earning assets         63,273       941   5.97%     41,022       572    5.59%                    369

Cash and due from banks                1,039                        1,462
Premises and equipment, net            3,412                        3,433
Allowance for loan losses               (447)                        (301)
Other                                  1,257                          824
                                  -----------                   ----------
Total assets                        $ 68,534                     $ 46,440
                                  ===========                   ==========

Interest bearing liabilities
    Time certificates               $ 12,083        64   2.12%    $ 6,197        40    2.59%                     24
    Savings deposits                   2,713         8   1.18%      2,045         5    0.98%                      3
    Money market / checking deposits  26,479        83   1.26%     19,277        48    1.00%                     35
    Capital lease obligations          1,191        43  14.48%      1,192        42   14.13%                      1
    Repurchase agreements              1,293         2   0.62%        497         1    0.81%                      1

                                  ---------------------         --------------------          ----------------------
Total interest bearing liabilities    43,759       200   1.83%     29,208       136    1.86%                     64
                                             ----------                   ----------          ----------------------

Non-interest bearing deposits         15,841                        8,303
Accrued expenses and
     other liabilities                   207                          946
Shareholder's equity                   8,727                        7,983
                                  -----------                   ----------
Total liabilities and equity        $ 68,534                     $ 46,440
                                  ===========                   ==========

Net interest income                              $ 741                        $ 436                           $ 305
                                             ==========                   ==========          ======================

Interest spread                                          4.14%                         3.73%
                                                       ========                     =========
Interest margin                                          4.70%                         4.26%
                                                       ========                     =========

(1) Includes nonaccruing loans.




                                Distribution of Assets, Liabilities and Shareholders' Equity;
                                      Interest Rates and Interest differential

                                        Six months Ended              Six months Ended
                                         June 30, 2004                 June 30, 2003
                                  ----------------------------- -----------------------------
                                              Interest                     Interest            Fluctuations in interest
                                    Average   Income/  Average   Average   Income/   Average     Income/Expense
(Dollars in thousands)              Balance   Expense   Rate     Balance   Expense    Rate            Total
                                  ----------------------------- ----------------------------- ----------------------

Interest earning assets
    Loans                           $ 45,050   $ 1,677   7.47%   $ 24,068     $ 920    7.71%                  $ 757
    Federal funds sold                 4,137        18   0.87%      3,262        18    1.11%                      -
    Short-term investments             2,710        16   1.18%      1,412         4    0.57%                     12
    Investments                        8,103       103   2.55%      8,268       132    3.22%                    (29)
                                  ---------------------         --------------------          ----------------------
Total interest earning assets         60,000     1,814   6.06%     37,010     1,074    5.85%                    740

Cash and due from banks                1,216                        1,501
Premises and equipment, net            3,431                        3,250
Allowance for loan losses               (441)                        (269)
Other                                  1,211                          838
                                  -----------                   ----------
Total assets                        $ 65,417                     $ 42,330
                                  ===========                   ==========

Interest bearing liabilities
    Time certificates               $ 13,087       138   2.11%    $ 6,270        82    2.64%                     56
    Savings deposits                   2,598        15   1.16%      1,558         8    1.04%                      7
    Money market / checking deposits  24,457       155   1.27%     16,635        95    1.15%                     60
    Capital lease obligations          1,191        85  14.31%      1,192        84   14.21%                      1
    Repurchase agreements              1,126         4   0.71%        513         1    0.39%                      3

                                  ---------------------         --------------------          ----------------------
Total interest bearing liabilities    42,459       397   1.88%     26,168       270    2.08%                    127
                                             ----------                   ----------          ----------------------

Non-interest bearing deposits         14,655                        7,525
Accrued expenses and
     other liabilities                   210                          549
Shareholder's equity                   8,093                        8,088
                                  -----------                   ----------
Total liabilities and equity        $ 65,417                     $ 42,330
                                  ===========                   ==========

Net interest income                            $ 1,417                        $ 804                           $ 613
                                             ==========                   ==========          ======================

Interest spread                                          4.18%                         3.77%
                                                       ========                     =========
Interest margin                                          4.74%                         4.38%
                                                       ========                     =========

(1) Includes nonaccruing loans.


Changes in Assets and Liabilities and Fluctuations in Interest Rates

         The following table summarizes the variance in interest income and expense for the six and three months ended June 30, 2004 and 2003 resulting in changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.


                                    Three months Ended
                                  June 30, 2004 v. 2003
                                  ----------------------
                                 Increase  Due to Change in
                                    Or          Average
                                             -----------
(Dollars in thousands)           (Decrease) Volume  Rate
----------------------
                                  ----------------------
                                   (Dollars in thousands)
Interest earning assets
    Loans                          $ 357   $ 421  $ (64)
    Federal funds sold                 1      13    (12)
    Short-term investments             5       2      3
    Investments                        6       1      5
                                  ------- ------- ------
Total interest earning assets        369     437    (68)
                                  ------- ------- ------

Interest bearing liabilities
    Time certificates              $  24   $  69  $ (45)
    Savings deposits                   3       2      1
    Money market / checking deposits  35      21     14
    Capital lease obligations          1       -      1
    Repurchase agreements              1       3     (2)
                                  ------- ------- ------
Total interest bearing liabilities    64      95    (31)
                                  ------- ------- ------
Net interest income                $ 305   $ 342  $ (37)
                                  ======= ======= ======

                                     Six months Ended
                                  June 30, 2004 v. 2003
                                  ----------------------
                                 Increase  Due to Change in
                                    Or          Average
                                            ------------
(Dollars in thousands)            (Decrease) Volume Rate
----------------------
                                  ----------------------
                                   (Dollars in thousands)
Interest earning assets
    Loans                          $ 757   $ 843  $ (86)
    Federal funds sold                 -       9     (9)
    Short-term investments            12       5      7
    Investments                      (29)     (2)   (27)
                                  ------- ------- ------
Total interest earning assets        740     855   (115)
                                  ------- ------- ------

Interest bearing liabilities
    Time certificates               $ 56   $ 103  $ (47)
    Savings deposits                   7       6      1
    Money market / checking deposits  60      49     11
    Capital lease obligations          1       -      1
    Repurchase agreements              3       1      2
                                  ------- ------- ------
Total interest bearing liabilities   127     159    (32)
                                  ------- ------- ------
Net interest income                $ 613   $ 696  $ (83)
                                  ======= ======= ======



Net Interest Income

         For the quarter ended June 30, 2004, net interest income was $741,248 versus $436,132 for the same period in 2003, a $305,116 or 70% increase. This was the result of a $22.3 million increase in average earning assets in the quarter ended June 30, 2004 in comparison to the same period a year ago, including increases in average loans of $19.5 million and short term investments and federal funds of $2.6 million. Also, average interest bearing liabilities increased $14.6 million during the quarter ended June 30, 2004 in comparison to the same period a year ago, also partially offsetting the favorable net interest income effects of the increase in average earning assets balance (volume) and the favorable change in the average earning assets mix.

         The yield on average interest earning assets for the three months ended June 30, 2004 was 5.97% versus 5.59% for same period in 2003. The cost of average interest bearing liabilities was 1.83% for the three months ended June 30, 2004 versus 1.86% for the same period in 2003. The decrease in the cost of average interest bearing liabilities was the primarily the result of lower rates paid on daily rate money market and interest bearing checking accounts and lower roll-over rates offered to renewing and new time deposits in the first quarter of 2004, in comparison to those paid and offered in the first quarter of 2003.

         For the six months ended June 30, 2004, net interest income was $1,417,013 versus $803,583 for the same period in 2003, a $613,430 or 76%
increase. This was the result of a $23.0 million increase in average earning assets in the six months ended June 30, 2004 in comparison to the same period a year ago, due primarily to increases in average loans of $21.0 million and short term investments and federal funds of $2.2 million. Also, average interest bearing liabilities increased $16.3 million during the six months ended June 30, 2004 in comparison to the same period a year ago, also partially offsetting the favorable net interest income effect of the increase in average earning assets.

         The yield on average interest earning assets for the six months ended June 30, 2004 was 6.06% versus 5.85% for same period in 2003. The cost of average interest bearing liabilities was 1.88% for the six months ended June 30, 2004 versus 2.08% for the same period in 2003. The decrease in the cost of average interest bearing liabilities was the primarily the result of lower roll-over rates offered to renewing and new time deposits in the first six months of 2004, in comparison to those paid and offered in the same period during 2003.


Provision for Loan Losses

         The $29,245 provision for loan losses for the three months ended June 30, 2004 reflects loan portfolio growth and seasoning. During the quarter, net charge-offs of $27,106 were recorded. The provision for loan losses for the three months ended June 30, 2003 was $23,500, and was primarily due to the increase in the Bank's loan volume during the period.

         The $60,995 provision for loan losses for the six months ended June 30, 2004 primarily reflects loan portfolio growth and seasoning. The provision for loan losses for the six months ended June 30, 2003 was $86,400, and was primarily due to the increase in the Bank's loan volume during the period.


Noninterest Income

         The $208,516 increase in total noninterest income for the second quarter of 2004 versus 2003 is primarily the result of an increase in the gains and fees from the sales and referrals of the guaranteed portion of Small Business Administration ("SBA") guaranteed loans of $84,881, prepayment penalties on loans of $35,050, and $93,585 in fees from increased deposit and loan related volume and fees from other services. Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn fee income from SBA loan participation sales and referrals.

         The $342,114 increase in total noninterest income for the first six months of 2004 versus 2003 is primarily the result of an increase in the gains and fees from the sales and referrals of the guaranteed portion of SBA guaranteed loans of $216,715, increase in fees from deposit and loan related volume and activity and fees from other services of $170,848, offset by a decrease in realized gains on the sales of available for sale securities of $45,449.

Noninterest Expense

         Total noninterest expense was $951,282 for the second quarter of 2004 versus $692,023 for the same period in 2003, an increase of $259,259 or 37%. The increase in expense is due to the growth in Bancorp's loan and deposit volume, as well as the acquisition of additional infrastructure relating to administration and compliance, requiring additional staffing and other operating expenses.

         Total noninterest expense was $1,772,360 for the first six months of 2004 versus $1,259,934 for the same period in 2003, an increase of $512,426 or 41%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume, the addition of the New Haven (Amity) office in March of 2003, the acquisition of the New London facility in January 2004, as well as the acquisition of additional infrastructure relating to administration and compliance, requiring additional staffing and other operating expenses.

         Salaries and benefits for the second quarter of 2004 increased by $88,545 or 23% due to staff increases relating to new employees engaged due to loan and deposit volume and infrastructure development.

         Salaries and benefits for the first six months of 2004 increased by $251,202 or 37% due to staff increases relating to the New Haven (Amity) office and other new employees engaged due to loan and deposit volume increases and infrastructure development.

         Occupancy and equipment for the second quarter of 2004 increased by $42,214 or 45% due primarily to increases relating to depreciation of buildings, equipment and furniture of $18,664, rent and property taxes relating to the future New London bank subsidiary facility of $13,523, and maintenance of premises, furniture and equipment of $8,915

         Occupancy and equipment for the first six months of 2004 increased by $93,558 or 56% due primarily to increases relating to depreciation of buildings, equipment and furniture of $41,426, rent and property taxes relating to the New London facility of $21,477, and maintenance of $13,898.

         Professional fees for the second quarter of 2004 increased by $68,249 or by 137% due primarily to the engagement of consultants to assist the Bank in developing infrastructure and related policies and procedures, and legal and other professional costs relating to the chartering and operational planning of the proposed banking subsidiary to be located in New London and the investment banking subsidiary SCB Capital, Inc.

         Professional fees for the first six months of 2004 increased by $64,373 or 56% due primarily to the engagement of consultants in the second quarter of 2004 to assist the Bank in developing infrastructure and related policies and procedures, and legal and other professional costs relating to the chartering of the proposed banking subsidiary to be located in New London and the investment banking subsidiary SCB Capital, Inc.

         Data processing and other outside services for the second quarter increased by $21,541, or 45%, primarily due to increased loan and deposit volumes.

         Data processing and other outside services for the first six months of 2004 increased by $51,760, or 60%, primarily due to increased loan and deposit volumes.

         Other Operating Expense for the second quarter of 2004 increased by $33,323, or 42%, primarily due to insurance cost increases of $14,183, and Bancorp filing fees in connection with the new proposed banking subsidiary to be located in New London and SCB Capital, Inc. and other filings of $10,931.

         Other Operating Expense for the first six months of 2004 increased by $50,498, or 36%, primarily due to insurance cost increases of $22,215, Bancorp filing fees in connection with the new proposed banking subsidiary to be located in New London and SCB Capital, Inc. and other filings of $11,897, and increased communication costs of $8,780.

Off-Balance Sheet Arrangements

         See Note 11 for information regarding the Bancorp's off-balance sheet arrangements.

Liquidity

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

         Bancorp's liquidity position as of June 30, 2004 and December 31, 2003 consisted of liquid assets totaling $26.7 million and $11.0 million, respectively. This represents 35.0% and 19.6% of total assets at June 30, 2004 and December 31, 2003, respectively. The net increase in liquidity during the first six months of 2004 is due to increases in federal funds sold, short-term investments and available for sale securities principally due to receipt of the net proceeds from the public offering of equity securities by Bancorp and, to a lesser extent, deposit growth in excess of loan portfolio growth. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.




Capital

The following table illustrates Bancorp's regulatory capital ratios at:

                                                                          June 30, 2004         December 31, 2003
                                                                       ---------------------    --------------------
Tier 1 (Leverage) Capital Ratio to Average assets                              30.71%                  14.17%
Tier 1 Capital to Risk Weighted Assets                                         37.57%                  16.37%
Total Capital to Risk Weighted Assets                                          38.38%                  17.28%


The following table illustrates the Bank's regulatory capital ratios at:

                                                                          June 30, 2004         December 31, 2003
                                                                       ---------------------    --------------------
Tier 1 (Leverage) Capital Ratio to Average assets                              15.49%                  14.16%
Tier 1 Capital to Risk Weighted Assets                                         19.31%                  16.33%
Total Capital to Risk Weighted Assets                                          20.14%                  17.24%



         Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp is considered to be well capitalized under applicable regulations specified by the Federal Reserve. The Bank also is considered to be "well capitalized" under applicable regulations. To be considered "well capitalized" an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

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

         The exposure to interest rate risk is monitored by the Asset and Liability Management Committee ("ALCO") consisting of senior management personnel and selected members of the Board of Directors of the Bank. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors on a quarterly basis regarding the status of ALCO activities within the Company.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

         Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis or Plan of Operation", may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its bearing liabilities, (2) the timing of re-pricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy,
(4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) the effect of a loss of any executive officer, key personnel, or directors, (6) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (7) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide,
(8) the effect of Bancorp's  opening of branches and organization of a new bank,
(9) the effect of any decision by Bancorp to engage in any business not historically permitted to it, (10) concentration of our business in Southern Connecticut, (11) the concentration of our loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness and (12) lack of seasoning in our loan portfolio, which may increase the risk of future credit defaults. Other such factors may be described in other filings made by Bancorp with the SEC.

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

            (b) Changes in Internal Controls

            There have not been any significant changes in Bancorp's internal controls or in other factors that occurred during Bancorp's quarter ended June 30, 2004 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.




                                     PART II
                                Other Information


Item 1.  Legal Proceedings

         Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Bancorp held its annual meeting of shareholders for 2004 on May 18, 2004. Three items were voted on at that meeting- the re-election of two directors, Joseph V. Ciaburri and Elmer F. Laydon, each for a three (3) year term; the ratification of the selection of McGladrey & Pullen, LLP as independent accountants for Bancorp for the year ending December 31, 2004; and approval of an increase in the number of authorized shares for issuance under the 2002 Stock Option Plan from 275,000 shares to 365,000 shares. Each matter passed. Director nominee Ciaburri received 1,042,339 votes "FOR", 0 votes "WITHELD", and 4,757 votes "ABSTAIN". Director nominee Laydon received 1,045,639 votes "FOR", 0 votes "WITHELD", and 1,457 votes "ABSTAIN". With respect to the ratification of the selection of McGladrey & Pullen, LLP, 1,044,292 votes were cast "FOR" and 27 votes were cast "AGAINST" the proposition, and 2,777 votes "ABSTAIN". The proposal to increase the number of authorized shares under the 2002 Stock Option Plan received 433,085 votes "FOR", 13,412 "AGAINST", 4,922 "ABSTAIN" and there were 595,677 broker non-votes.

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

10.13 Issuer's 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer's Definitive Proxy Statement dated April 18, 2002).

10.14 Employment Agreement dated as of February 12, 2003, between The Bank of Southern Connecticut and Michael M. Ciaburri.(incorporated by reference to Exhibit 10.14 to Issuer's Form 10-QSB dated May 14, 2003).

10.15 Bancorp's Board of Directors approval of the establishment by Bancorp of a new commercial bank in New London, Connecticut and a capital raising by Bancorp.

10.16 Amendment to Employment Agreement dated as of October 20, 2003, between The Bank of Southern Connecticut and Southern Connecticut Bancorp, Inc. and Joseph V. Ciaburri. (incorporated by reference to
         Exhibit 10.16 to the Issuer's Form 10-KSB dated March xx, 2004 (No. 333-59824))

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

10.19 Underwriting Agreement between A.G. Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and Southern Connecticut Bancorp dated June 16, 2004.

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

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer.

32.3     Section 1350 Certification by Vice President and Chief Financial
         Officer.

           (b)    Reports on Form 8-K
                  -------------------

                  The issuer filed reports on Form 8-K during the quarter ended June 30, 2004.

                  Date of Filing            Item Reported
                  --------------            -------------
                  April 29, 2004
                  May 14, 2004
                  June 8, 2004
                  June 17, 2004

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


                                            SOUTHERN CONNECTICUT BANCORP, INC.


                                            By: /S/ Joseph V. Ciaburri
                                                --------------------------
                                               Name: Joseph V. Ciaburri
                                               Title: Chairman & Chief
                                                      Executive Officer

Date:  August 12, 2004


                                  Exhibit Index
                                  -------------



31.1          Rule 13(a)-14(a)/15(d)-14(a)  Certification by Chairman and Chief
               Executive Officer.                                                       (filed herewith)

31.2          Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief
              Operating Officer.                                                        (filed herewith)

31.3          Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and
              Chief Financial Officer.                                                  (filed herewith)

32.1          Section 1350 Certification by Chairman and Chief Executive Officer.       (filed herewith)

32.2          Section 1350 Certification by President and Chief Operating Officer.      (filed herewith)

32.3          Section 1350 Certification by Vice President and Chief Financial Officer. (filed herewith)

