Form 10QSB
period 2004-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2004-11-15
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ___________________

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004


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


         The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of October 19, 2004: 2,797,711


Transitional Small Business Disclosure Format

Yes  __  No  X



                                Table of Contents
                                     Part I
                              Financial Information
                                                                                                   Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       September 30, 2004 (unaudited) and December 31, 2003                                         1

       Consolidated Statements of Operations
       for the three months and nine months ended September 30, 2004
       and 2003 (unaudited)                                                                         2

       Consolidated Statements of Changes in
       Shareholders' Equity for the nine months ended
       September 30, 2004 and 2003 (unaudited)                                                      3

       Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2004 and 2003 (unaudited)                                                  4 - 5

       Notes to Consolidated Financial Statements (unaudited)                                       6

Item 2. Management's Discussion and Analysis or Plan of Operation                                  14

Item 3. Controls and Procedures                                                                    34

                                     Part II
                                Other Information
Item 1. Legal Proceedings                                                                          35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                35

Item 3. Defaults Upon Senior Securities                                                            35

Item 4. Submission of Matters to a Vote of Security Holders                                        35

Item 5. Other Information                                                                          35

Item 6. Exhibits and Reports on Form 8-K                                                           35

Signatures                                                                                         38

Exhibit Index                                                                                      39


                                      -i-




                                     PART 1
                             Financial Information

Item 1.    Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2004 (unaudited) and December 31, 2003
                                                                      2004              2003
                                                                  ------------      ------------
Assets
Cash and due from banks                                           $    255,658      $  1,147,883
Federal funds sold                                                   6,350,000           966,000
Short-term investments                                               3,203,563           454,115
                                                                  ------------      ------------
Cash and cash equivalents                                            9,809,221         2,567,998
                                                                  ------------      ------------

Available for sale securities, at fair value                        14,536,086         8,478,068
Federal Home Loan Bank Stock                                            47,100            21,500
Loans receivable (net of allowance for loan losses of
  $521,283 in 2004 and $421,144 in 2003)                            50,507,560        40,818,718
Loans held for sale, at fair value                                   1,206,348              --
Accrued interest receivable                                            270,781           196,545
Premises and equipment, net                                          3,355,702         3,459,915
Other assets                                                           986,156           843,296
                                                                  ------------      ------------
Total assets                                                      $ 80,718,954      $ 56,386,040
                                                                  ============      ============

Liabilities and Shareholders' Equity

Liabilities
Deposits
      Noninterest bearing deposits                                $ 14,803,852      $ 13,781,286
      Interest bearing deposits                                     42,076,931        33,492,589
                                                                  ------------      ------------
Total deposits                                                      56,880,783        47,273,875

Repurchase agreements                                                1,563,888           339,752
Accrued expenses and other liabilities                                 275,159           267,232
Capital lease obligations                                            1,190,230         1,190,879
                                                                  ------------      ------------
Total liabilities                                                   59,910,060        49,071,738
                                                                  ------------      ------------

Commitments and Contingencies                                             --                --

Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized;
  none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2004 2,797,711; 2003 1,063,320           27,977            10,633
Additional paid-in capital                                          24,085,612        10,704,269
Accumulated deficit                                                 (3,097,900)       (3,100,842)
Accumulated other comprehensive loss - net unrealized
  loss on available for sale securities                               (206,795)         (299,758)
                                                                  ------------      ------------
Total shareholders' equity                                          20,808,894         7,314,302
                                                                  ------------      ------------

Total liabilities and shareholders' equity                        $ 80,718,954      $ 56,386,040
                                                                  ============      ============

See Notes to Consolidated Financial Statements




SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2004 and 2003 (unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30               September 30
                                                            --------------------------    -------------------------
                                                                 2004           2003            2004          2003
Interest Income                                                  ----           ----            ----          ----
Interest and fees on loans                                  $   871,221    $   577,882    $ 2,548,299   $ 1,497,949
Interest on securities                                           86,739         66,218        190,180       198,023
Interest on federal funds sold and short-term investments        30,993          6,935         64,055        29,375
                                                            --------------------------    -------------------------
Total interest income                                           988,953        651,035      2,802,534     1,725,347
                                                            --------------------------    -------------------------

Interest Expense
Interest on deposits                                            144,212         91,468        451,781       276,694
Interest on capital lease obligations                            42,843         42,268        128,134       126,350
Interest on repurchase agreements                                 2,048          1,117          5,758         2,538
                                                            --------------------------    -------------------------
Total interest expense                                          189,103        134,853        585,673       405,582
                                                            --------------------------    -------------------------

Net interest income                                             799,850        516,182      2,216,861     1,319,765

Provision for Loan Losses                                        56,900         57,100        117,895       143,500

Net interest income after
                                                            --------------------------    -------------------------
provision for loan losses                                       742,950        459,082      2,098,966     1,176,265
                                                            --------------------------    -------------------------

Noninterest Income:
Service charges and fees                                         88,017         39,383        233,033        86,383
Gains and fees from sales and referrals of SBA loans             14,930           --          231,645          --
Gains on sales of available for sale securities                   4,856           --            3,912        44,505
Other noninterest income                                         35,356         32,353        146,783        70,948
                                                            --------------------------    -------------------------
Total noninterest income                                        143,159         71,736        615,373       201,836
                                                            --------------------------    -------------------------

Noninterest Expense
Salaries and benefits                                           472,050        375,123      1,405,126     1,056,994
Occupancy and equipment                                         123,410         99,923        385,006       267,962
Professional services                                           109,459         62,519        289,283       177,970
Data processing and other outside services                       70,831         53,617        209,400       140,426
Advertising and promotional expense                              33,949         27,160         68,256        64,660
Forms, printing and supplies                                     17,141         13,012         61,840        42,915
Other operating expenses                                        112,201        110,689        292,486       251,047
                                                            --------------------------    -------------------------
Total noninterest expenses                                      939,041        742,043      2,711,397     2,001,974
                                                            --------------------------    -------------------------

Net (loss) income                                           $   (52,932)   $  (211,225)   $     2,942   $  (623,873)
                                                            ==========================    =========================

Basic (Loss) Income per Share                               $     (0.02)   $     (0.20)   $      0.00   $     (0.59)
                                                            ==========================    =========================
Diluted (Loss) Income per Share                             $     (0.02)   $     (0.20)   $      0.00   $     (0.59)
                                                            ==========================    =========================

Dividends per Share                                         $      --      $      --      $      --     $      --
                                                            ==========================    =========================

See Notes to Consolidated Financial Statements.





SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the Nine Months ended September 30, 2004 and 2003 (unaudited)


                                                                                                  Accumulated
                                                                                                  Accumulated
                                                                Additional                           Other
                                      Number       Common         Paid-in        Accumulated     Comprehensive
                                   of Shares       Stock          Capital          Deficit       Income (Loss)          Total
                                  --------------------------------------------------------------------------------------------------

Balance December 31, 2002           966,667    $    9,667   $    10,705,382   $    (2,502,915)   $        62,545    $     8,274,679
                                                                                                                    ----------------
Comprehensive Loss:
  Net Loss                             --            --                --            (623,873)              --             (623,873)
  Unrealized holding loss on
    available for sale securities      --            --                --                --             (306,859)          (306,859)
                                                                                                                    ---------------
      Total comprehensive loss                                                                                             (930,732)

                                  --------------------------------------------------------------------------------------------------
Balance September 30, 2003          966,667    $    9,667   $    10,705,382   $    (3,126,788)   $      (244,314)   $     7,343,947
                                  ==================================================================================================

Balance December 31, 2003         1,063,320    $   10,633   $    10,704,269   $    (3,100,842)   $      (299,758)   $     7,314,302
                                                                                                                    ----------------

Comprehensive Income:
  Net Income                           --            --                --               2,942               --                2,942
  Unrealized holding gain on
    available for sale securities      --            --                --                --               92,963             92,963
                                                                                                                    ---------------
      Total comprehensive income                                                                                             95,905

Exercise of stock warrants            5,544            56            60,424              --                 --               60,480

Exercise of stock options             5,847            58            45,137                                                  45,195

Issuance of common stock          1,723,000        17,230        13,275,782              --                 --           13,293,012

                                  --------------------------------------------------------------------------------------------------
Balance September 30, 2004        2,797,711    $   27,977   $    24,085,612   $    (3,097,900)   $      (206,795)   $    20,808,894
                                  ==================================================================================================

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003 (unaudited)            Nine Months Ended
                                                                               September 30,
                                                                         --------------------------
Cash Flows From Operations                                                   2004         2003
                                                                         ------------- ------------
Net income (loss)                                                         $     2,942  $  (623,873)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Amortization and accretion of premiums
     and discounts on investments, net                                           (459)      22,215
    Provision for loan losses                                                 117,895      143,500
    Gain on sales of available for sale securities                             (3,912)     (44,405)
    Gains on sales of SBA loans                                              (202,196)           -
    Depreciation and amortization                                             210,915      155,309
    Increase in cash surrender value of life insurance                        (20,251)      (8,637)
    Changes in assets and liabilities:
      Increase in deferred loan fees                                           51,640       31,682
      Increase in accrued interest receivable                                 (74,236)     (16,433)
      Increase in other assets                                               (122,510)     (30,933)
      Increase in accrued expenses and other liabilities                        7,927       37,434
                                                                         --------------------------
           Net cash used in by operating activities                           (32,245)    (334,141)
                                                                         --------------------------

Cash Flows From Investing Activities
Purchases of available for sale securities                                 (8,968,530) (10,949,684)
Principal repayments on available for sale securities                       1,006,655      836,856
Proceeds from maturities of available for sale securities                           -    6,185,000
Proceeds from sales of available for sale securities                        2,001,191    4,357,895
Purchases of Federal Home Loan Bank Stock                                     (25,600)     (21,000)
Proceeds from sales of SBA loans                                            1,986,863            -
Net increase in loans receivable                                          (12,965,905) (16,455,166)
Purchases of premises and equipment                                          (106,702)    (603,539)
Proceeds from sale of OREO                                                    116,414            -
                                                                         --------------------------
           Net cash used in investing activities                          (16,955,614) (16,649,638)
                                                                         --------------------------

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits                   9,803,625   14,328,987
Net decrease in certificates of deposit                                      (196,717)     452,813
Net increase in repurchase agreements                                       1,224,136      336,415
Principal payments on capital lease obligations                                  (649)        (768)
Net proceeds from common stock offering                                    13,293,012            -
Exercise of stock options and warrants                                        105,675            -
                                                                         --------------------------
           Net cash provided by financing activities                       24,229,082   15,117,447
                                                                         --------------------------

           Net increase (decrease) in cash and
             cash equivalents                                               7,241,223   (1,866,332)

Cash and cash equivalents
           Beginning                                                        2,567,998    3,051,429
                                                                         --------------------------
           Ending                                                         $ 9,809,221  $ 1,185,097
                                                                         ==========================

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2004 and 2003 (unaudited)          Nine Months Ended
                                                                             September 30,
                                                                      ---------------------------
                                                                          2004          2003
                                                                      -------------- ------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                                           $  574,600       $  392,724
                                                                       ==========       ==========
    Income taxes                                                       $     --         $     --
                                                                       ==========       ==========

Supplemental disclosures of noncash investing activities
Transfer of Loans to OREO                                              $  116,513       $     --
                                                                       ==========       ==========

Transfer of Loans to loans held for sale                               $1,206,348       $     --
                                                                       ==========       ==========

See Notes to Consolidated Financial Statements.



Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, The Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in New Haven and Branford Connecticut. The Bank is a Small Business Administration lender, and generally sells participations in the guaranteed portion of such loans. In 2003, SCB Capital Inc. was formed as a Connecticut corporation, and in April 2004 Bancorp capitalized SCB Capital, Inc., which became a subsidary of the Company. SCB Capital, Inc. will engage in a limited range of investment banking, advisory, and brokerage services, primarily with small to medium size business clients. On April 28, 2004, Bancorp received a temporary certificate of incorporation from the Banking Department of the State of Connecticut to open a new bank, to be named The Bank of Southeastern Connecticut, to be located in New London, Connecticut.

Note 2.  Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2003.

         Certain 2003 amounts have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on the 2003 net loss.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Note 3.   Available for Sale Securities

         The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2004, and December 31, 2003 are as follows:




                                                           Gross          Gross
                                           Amortized     Unrealized     Unrealized         Fair
September 30, 2004                            Cost         Gains          Losses          Value
                                        -------------------------------------------------------------
U.S. Treasury Obligations               $  5,998,497   $         63    $       --      $  5,998,560
U.S. Government Agency Obligations         8,193,273           --          (195,815)      7,997,458
Mortgage Backed Securities                   551,111           --           (11,043)        540,068
                                        -------------------------------------------------------------
                                        $ 14,742,881   $         63    $   (206,858)   $ 14,536,086
                                        =============================================================


                                                           Gross          Gross
                                           Amortized     Unrealized     Unrealized         Fair
December 31, 2003                             Cost         Gains          Losses          Value
                                        -------------------------------------------------------------
U.S. Government Agency Obligations      $  7,200,948   $      --       $   (269,550)   $  6,931,398
Mortgage Backed Securities                 1,576,878          --            (30,208)      1,546,670
                                        -------------------------------------------------------------
                                        $  8,777,826   $      --       $   (299,758)   $  8,478,068
                                        =============================================================

         At September 30, 2004, gross unrealized holding losses on available for sale securities totaled $206,858. Of the securities with unrealized losses, there are two mortgage backed and eight U.S. Government agency securities that had unrealized losses for a period in excess of twelve months with a current unrealized loss of $200,296. Management does not believe that any of the unrealized losses are other than temporary as they relate to debt and mortgage-backed securities issued by U. S. Government and U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

         At December 31, 2003, gross unrealized holding losses on available for sale securities totaled $299,758. Of the securities with unrealized losses, there are no securities that had unrealized losses for a period in excess of twelve months.

Note 4.       Loans Receivable

A summary of Bancorp's loan portfolio at September 30, 2004 and December 31, 2003 is as follows:





                                                            September 30,2004      December 31, 2003
                                                            -----------------      -----------------

Commercial loans secured by real estate                       $ 30,142,357          $ 18,043,588
Commercial loans                                                17,424,420            18,584,292
Construction and land loans, net of undisbursed
   portion of $254,500 in 2004 and $729,220 in 2003              1,733,179             1,500,891
Residential mortgages                                               55,965               948,258
Consumer home equity loans                                       1,109,523             1,042,717
Consumer installment loans                                         699,843             1,204,920
                                                              ------------          ------------
        Total loans                                             51,165,287            41,324,666
Net deferred loan fees                                            (136,444)              (84,804)
Allowance for loan losses                                         (521,283)             (421,144)
                                                              ------------          ------------
        Loans receivable, net                                 $ 50,507,560          $ 40,818,718
                                                              ============          ============

Note 5.          Deposits

At September 30, 2004 and December 31, 2003, deposits consisted of the following:



                                                            September 30, 2004     December 31, 2003
                                                            -----------------      -----------------

Noninterest bearing deposits                                  $ 14,803,852          $ 13,781,286
                                                              ------------          ------------

Interest bearing deposits
  Checking                                                       8,829,196             3,499,378
  Money Market                                                  19,647,823            17,251,327
  Savings                                                        3,688,086             2,633,341
                                                              ------------          ------------
  Checking, money market & savings                              32,165,105            23,384,046
                                                              ------------          ------------

  Time Certificates under $100,000                               3,301,116             3,057,294
  Time Certificates of $100,000 or more                          6,610,710             7,051,249
                                                              ------------          ------------
  Time deposits                                                  9,911,826            10,108,543
                                                              ------------          ------------
                                                                42,076,931            33,492,589
                                                              ------------          ------------
Total deposits                                                $ 56,880,783          $ 47,273,875
                                                              ============          ============


Note 6.        Available Borrowings

         During 2003 Bancorp obtained secured and unsecured lines of credit with other financial institutions with total available borrowings of $4,400,000. There are no borrowings against these lines of credit as of September 30, 2004.

Note 7.       Income (Loss) Per Share

         Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted
(loss) income per share.  The following is information  about the computation of
(loss) income per share for the three and nine months ended September 30, 2004 and 2003.




Income (Loss) per Share

Three Months Ended September 30,
                                                                    2004                                    2003
                                               -----------------------------------------  ------------------------------------------
                                                             Weighted                                      Weighted
                                                  Net         Average        Amount            Net          Average       Amount
                                                 Loss         Shares        Per Share         Loss          Shares       Per Share
                                               ----------- -------------- --------------  -------------- -------------- ------------
Basic Loss Per Share
  Income available to common shareholders        $(52,932)     2,793,389        $ (0.02)     $ (211,225)     1,063,320      $ (0.20)
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                    -              -              -               -              -            -
                                               ----------- -------------- --------------  -------------- -------------- ------------
Diluted Loss Per Share
  Income available to common shareholders
  plus assumed conversions                       $(52,932)     2,793,389        $ (0.02)     $ (211,225)     1,063,320      $ (0.20)
                                               =========== ============== ==============  ============== ============== ============

Nine Months Ended September 30,
                                                                    2004                                     2003
                                               -----------------------------------------  ------------------------------------------
                                                             Weighted                                      Weighted
                                                  Net         Average        Amount            Net          Average       Amount
                                                Income        Shares        Per Share         Loss          Shares       Per Share
                                               ----------- -------------- --------------  -------------- -------------- ------------
Basic Income (Loss) Per Share
  Income available to common shareholders         $ 2,942      1,734,522         $ 0.00      $ (623,873)     1,063,320      $ (0.59)
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                    -         39,008              -               -              -            -
                                               ----------- -------------- --------------  -------------- -------------- ------------
Diluted Income (Loss) Per Share
  Income available to common shareholders
  plus assumed conversions                        $ 2,942      1,773,530         $ 0.00      $ (623,873)     1,063,320      $ (0.59)
                                               =========== ============== ==============  ============== ============== ============


For the three months and nine months ended September 30, 2003, and the three months ended September 30, 2004, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.


Note  8.      Other Comprehensive Income (Loss)

         Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:





                                                                             Nine Months Ended
                                                                             September 30, 2004
                                                                ---------------------------------------------
                                                                  Before-Tax                    Net-of-Tax
                                                                    Amount          Taxes         Amount
                                                                ---------------------------------------------
Unrealized holding gains arising during the period                $  96,875      $    --       $  96,875

Less: Reclassification adjustment for gains                            --
recognized in net income                                             (3,912)          --          (3,912)
                                                                ---------------------------------------------

Unrealized holding gains on available for sale
securities, net of taxes                                          $  92,963      $    --       $  92,963
                                                                =============================================

                                                                             Nine Months Ended
                                                                             September 30, 2003
                                                                ---------------------------------------------
                                                                  Before-Tax                    Net-of-Tax
                                                                    Amount          Taxes         Amount
                                                                ---------------------------------------------
Unrealized holding losses arising during the period               $(302,259)     $  34,783     $(267,476)

Less: Reclassification adjustment for gains
recognized in net income                                            (44,505)         5,122       (39,383)
                                                                ---------------------------------------------

Unrealized holding loss on available for sale
securities, net of taxes                                          $(346,764)     $  39,905     $(306,859)
                                                                =============================================




Note  9.      Stock Based Compensation

         During the nine months ended September 30, 2004, Bancorp granted 26,420 stock options to employees and directors at exercise prices ranging from $8.45 to $9.75 per share.

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

         Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net income (loss) and per share amounts for the nine and three months ended September 30, 2004 and 2003 would have differed from the pro forma amounts as shown below:





For the nine months ended September 30, 2004 and September 30, 2003

                                                                  Nine Months Ended     Nine Months Ended
                                                                  September 30, 2004    September 30, 2003
                                                                  -------------------   ------------------
Net income (loss) as reported                                       $          2,942      $  (623,873)
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards                                                       (232,943)        (155,029)

                                                                  -------------------   ------------------
Pro forma net loss                                                  $       (230,001)     $  (778,902)
                                                                  ===================   ==================

Basic income (loss) per share:
  As reported                                                       $           0.00      $     (0.59)
                                                                  ===================   ==================
  Pro forma                                                         $          (0.13)     $     (0.73)
                                                                  ===================   ==================
Diluted income (loss) per share:
  As reported                                                       $           0.00      $     (0.59)
                                                                  ===================   ==================
  Pro forma                                                         $          (0.13)     $     (0.73)
                                                                  ===================   ==================

For the three months ended September 30, 2004 and September 30, 2003


                                                                  Three Months Ended    Three Months Ended
                                                                  September 30, 2004    September 30, 2003
                                                                  ----------------      ------------------
Net loss as reported                                                $        (52,932)     $  (211,225)
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards                                                        (78,281)         (72,679)

                                                                  -------------------   ------------------
Pro forma net loss                                                  $       (131,213)     $  (283,904)
                                                                  ===================   ==================

Basic loss per share:
  As reported                                                       $          (0.02)     $     (0.20)
                                                                  ===================   ==================
  Pro forma                                                         $          (0.05)     $     (0.27)
                                                                  ===================   ==================
Diluted loss per share:
  As reported                                                       $          (0.02)     $     (0.20)
                                                                  ===================   ==================
  Pro forma                                                         $          (0.05)     $     (0.27)
                                                                  ===================   ==================




For the three and nine months ended September 30, 2004 and 2003, common stock equivalents have been excluded from the computation of the pro forma net loss per share because the inclusion of such equivalents is antidilutive.

Note 10.     Bank Application and Capital Raising

         During 2003, Bancorp's Board of Directors approved the establishment of a new commercial bank in New London, Connecticut. In October 2003, Bancorp submitted its final application to the State of Connecticut Department of Banking related to the establishment of the new bank to be located in the city of New London. On April 28, 2004, the State of Connecticut Department of Banking issued a temporary certificate of authority in connection with this application. An application to the Federal Deposit Insurance Corporation was filed on July 30, 2004 and has been extended on October 13, 2004 in order to allow Bancorp to provide additional information regarding the infrastructure in place to support the two banks and to revise certain proposed policies of the new bank. Subject to applicable State and Federal agency regulatory approval and the issuance of a final certificate of authority from the State of Connecticut Department of Banking, Bancorp plans to open the new bank in the first quarter of 2005.

         On June 17, 2004, Bancorp completed a public offering of its common stock with net proceeds of $13.3 million after deduction of underwriter's discount and offering expenses. Bancorp issued 1,723,000 shares of common stock in connection with this offering. On June 17, 2004, Bancorp invested approximately $2.8 million of the public offering proceeds in The Bank of Southern Connecticut. Bancorp has also committed to capitalize the new bank with $6 million of the proceeds raised from this public offering.

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

         The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet and evaluates each customer's creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2004 and December 31, 2003:

                                               September 30,     December 31,
                                                  2004               2003
                                             ----------------  ----------------
   Commitments to extend credit
       Future loan commitments                   $ 6,094,880       $ 3,752,000
       Unused line of credit                       8,411,049         9,065,661
       Undisbursed construction loans                254,500           729,220
   Financial standby letters of credit             1,058,055           933,055
                                             ----------------  ----------------
                                                 $15,818,484       $14,479,936
                                             ================  ================

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

         Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp's books at their fair value at inception. The liability related to guarantees recorded at September 30, 2004 and December 31, 2003 was not significant.

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

         De novo banks in Connecticut have reached profitability on average within three to four years after the commencement of operations. Bancorp was marginally profitable in the fourth quarter of 2003, the ninth quarter of
operations,   as  well  as  profitable  in  the  first  two  quarters  of  2004.
Profitability was achieved in these periods in part due to gains on sale of participations in Small Business Loan Administration ("SBA") by the Bank. The Bank originated SBA loans during the third quarter of 2004 but did not complete sales of participations during the period. SBA guaranteed loan balances of $1,206,348 originated during the third quarter of 2004 are classified as held-for-sale on the accompanying balance sheet of Bancorp. Bancorp experienced a loss of $52,932 in the third quarter of 2004 in part due to the absence of such sales. The profitable results of operations in the December 2003, March 2004 and June 2004 quarters are largely attributable to fee income and gains on sale derived from referrals and sales of SBA guaranteed loan participations. Bancorp intends to continue to originate and to sell at a profit participations in SBA guaranteed loans, including those currently classified as held-for-sale, in the future.

         Bancorp's plan of operation is to continue to operate the Bank and increase its market share within the City of New Haven and the surrounding areas, and possibly offer certain additional banking services, such as internet based cash management services. Bancorp has received a Temporary Certificate of Authority from the Banking Commissioner of the State of Connecticut for a second, wholly owned community based commercial bank subsidiary to serve the New London, Connecticut market, called The Bank of Southeastern Connecticut. Bancorp intends to develop both the Bank's and The Bank of Southeastern Connecticut's geographic franchises with branch offices throughout the 45 miles of coastal communities located between

New Haven and New London Connecticut, and from New London to the Rhode Island border with Connecticut. Bancorp has applied to the Federal Deposit Insurance Corporation (the "FDIC") to insure the deposits of the new bank subsidiary. The application with the FDIC as of September 30, 2004 has been extended to permit Bancorp to provide additional information regarding the infrastructure in place to support the two banks and to revise certain proposed policies of the new bank. Bancorp is also required to apply to the Federal Reserve for approval. The Bank of Southeastern Connecticut is expected to open in the first quarter of 2005 and be staffed, managed and operated in a manner consistent with the Bank.

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

         On June 23, 2004, Bancorp, through a nominee, entered into an agreement to purchase an approximately one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property is $495,000. The entity under which title to the property will be ultimately held is to be determined. The Bank has filed applications to the Connecticut Department of Banking and the FDIC to establish bank operations at the Clinton location for the first quarter of 2005. Due to a delay in completing the acquisition of the Clinton property, the Bank's initial application to the FDIC to establish the Clinton branch has been withdrawn pending completion of the acquisition of the property. Bancorp intends that Bancorp or the Bank will improve the facility to accommodate banking services. The costs of such improvements have not been fully determined at this time.

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

         The Bank offers core deposit products, including checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts and a variety of certificates of deposit and IRA accounts to the public. To attract deposits, the Bank is employing an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the New Haven market and the surrounding communities. The primary sources of deposits have been and are expected to be businesses and their employees located in, and residents of, New Haven and the surrounding communities. The Bank is obtaining these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and / or broadcasted in the local media.

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

         The Bank's loan strategy is to offer a broad range of loans to businesses and individuals in its service area, including commercial and business loans, personal loans, mortgage loans, home equity loans, and automobile loans. The Bank has received lending approval status from the SBA to enable it to make SBA guaranteed loans to both the greater New Haven business community and companies throughout the State of Connecticut. The marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank seeks to manage the credit risk inherent in its loan portfolio through credit controls, loan diversification and personal guarantees of the principal owners of these small to medium-sized businesses. Prior to approving a loan the Bank evaluates: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment and other factors considered relevant in the circumstances.

         Loans are made on a variable or fixed rate basis with fixed rate loans limited to five-year terms. All loans are approved by the Bank's management and the Loan Committee of the Bank's Board of Directors. At the present time, the Bank is not syndicating or securitizing loans, however the Bank originates and sells individual SBA guaranteed loan participations. The Bank at times participates in multi-bank loans for companies in its service area. Commercial loans and commercial real estate loans may be written for terms of up to twenty years. Loans to purchase or refinance commercial real estate are collateralized by the subject real estate. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

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

Investment Securities

         Another significant activity for the Bank is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of the Bank's business plan, the aggregate amount of loans will be subject to maintaining a prudent loan-to-deposit ratio. The Bank's overall portfolio objective is to maximize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as
U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. The Bank's current investment portfolio is limited to U. S. government and agency obligations and agency issue collateralized mortgage obligations classified as available for sale. Accordingly, the principal risk associated with the Bank's current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.

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

The Bank of Southeastern Connecticut

         On July 2, 2003, Bancorp submitted an application to the State of Connecticut, Department of Banking ("Department") for the establishment by Bancorp of a new commercial bank in New London, Connecticut. The application was subsequently temporarily withdrawn to complete additional information requested by the Department, including a three-year balance sheet and income statement forecast for the proposed new bank.

         On August 7, 2003, the application, including the completed additional information, was resubmitted to the Department, and on October 2, 2003, the final application, including additional information, was submitted.

         On April 28, 2004, a temporary certificate of authority was issued by the State of Connecticut Department of Banking in connection with the new bank application. Application to the Federal Insurance Deposit Corporation for deposit insurance has been extended to allow Bancorp to provide information regarding the infrastructure in place to support the two banks and to revise certain proposed policies of the new bank. Application to the Federal Reserve Bank of Boston for Bancorp to acquire the new bank will be filed in the near future after receipt of approval from the FDIC. Subject to the reciept of regulatory approvals, Bancorp expects the new bank to be operating by the end of the first quarter of 2005.

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

Recent Developments

         Bancorp raised $13.3 million, net of underwriting discounts and offering expenses, in equity capital though a public offering of common stock on June 17, 2004. On June 17, 2004, Bancorp invested approximately $2.8 million of these proceeds in the equity capital of The Bank of Southern Connecticut. Also, Bancorp has committed to investing $6 million of the proceeds in the equity capital of The Bank of Southeastern Connecticut at the time it receives all final regulatory approvals and commences banking operations. On November 9, 2004, Bancorp committed to investing an additional $1 million in The Bank of Southern Connecticut. The remaining balance of the public offering net proceeds will be utilized for future branch office expansion and general corporate purposes. Bancorp listed its common stock on the American Stock Exchange in connection with its offering. Bancorp's common stock symbol is "SSE".

         For a more detailed discussion of Bancorp's liquidity, see Liquidity on page 31 of this Form 10-QSB. Currently, other than the potential start up of a new bank in early 2005 and the establishment of new Bank branch offices (as previously discussed on pages 15 and 16 under the "Locations" heading), there are no plans involving the significant purchase or sale of property or equipment in the next twelve months. Outside of staffing the new bank located in New London and new offices of the Bank, Bancorp does not anticipate a significant change in the number of its employees.

         The Board of Directors of the Bank adopted resolutions designed to strengthen and enhance the Bank's Bank Secrecy Act compliance and the Bank's Information Technology controls. The Bank appointed a new Bank Secrecy Act Officer and has amended its Bank Secrecy Act policies to strengthen compliance. Additionally, the Bank has retained an experienced outside consultant to assist it in developing and implementing Information Technology controls.

         On August 11, 2004, Joseph V. Ciaburri, the Chairman and Chief Executive Officer of Bancorp, and Michael M. Ciaburri, the President and Chief Operating Officer of Bancorp, each entered into a settlement agreement with the Banking Commissioner of the State of Connecticut and each paid a civil penalty of $2,500 in connection with three loans made by the Bank in November 2003 that resulted in a concentration of unsecured credit by the Bank exceeding 15% of the equity capital and reserves for loan and lease losses of the Bank. In particular, the Commissioner found that the two officers voted to approve the loans at a meeting of the loan committee of the Bank without conditioning their approval to ensure that no commitment would be issued prior to obtaining a participation commitment from another financial institution to cover the excess loans over the applicable lending limitations. The settlement agreement acknowledged the officers' claim that they were not aware that their vote to approve the loans violated the applicable Connecticut statutes. No violation was found on behalf of the Bank or Bancorp, and the Commissioner acknowledged that the officers, in conjunction with the Bank's board of directors, have implemented policies and procedures to prevent future occurrences of such actions. In January 2004, the Bank sold a participation in the loans, bringing the loans within the Bank's lending limit. The loans have fully performed at all times.

         As of September 30, 2004, the Bank has 29 full-time employees. Its employees perform most routine day-to-day banking transactions for the Bank. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers.

         Overall, the Bank's plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses, achieve profitable operations and maintain liquidity.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

         Bancorp had a net loss of $53,000 (or basic and diluted loss per share of $0.02) for the quarter ended September 30, 2004, compared to a net loss of $211,000 (or basic and diluted loss per share of $0.20) for the quarter ended September 30, 2003. Bancorp had net income of $3,000 (or basic and diluted earnings per share of $0.00) for the nine months ended September 30, 2004, compared to a net loss of $624,000 (or basic and diluted loss per share of $0.59) for the nine months ended September 30, 2003. The quarterly loss reflects: i) ongoing costs of developing infrastructure to support The Bank of Southeastern Connecticut, ii) the absence of gains on the sale of SBA guaranteed loan participations, and iii) additional provisions to the allowance for loan and lease losses due to increased loan volume.

Financial Condition

Assets

         Bancorp has reached total assets of $80.7 million at September 30, 2004, an increase of $24.3 million (43%) from $56.4 million in assets as of December 31, 2003. Earning assets reached $76.4 million, increasing $25.5 million (50%) during the first nine months of 2004.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and short-term investments including money market mutual funds to provide funding for higher yielding loans as they are approved and closed. As of September 30, 2004, Federal funds sold were $6.4 million and short-term investments balances were $3.2 million. Federal funds sold and short-term investments increased by $5.4 million and $2.7 million, respectively, during the first nine months of 2004. The increases were due to receipt of the net proceeds of the public offering of equity securities by Bancorp which were not invested in available for sale securities. In addition, Bancorp has invested $14.5 million in U.S. Treasury, government agency and mortgage backed securities classified as available for sale.

Investments

         Available for sale securities increased $6.1 million from December 31, 2003, reflecting the investment of approximately $8.0 million of net proceeds received from the June 2004 public offering in U.S. Treasury and Agency securities, less amortization and sales of securities.

         During the nine months ended September 30, 2004, gross unrealized losses on the available for sale securities portfolio totaled $207,000. These losses were the result of volatility in market rates and yield curve changes and impacted the market prices in government agency bonds and mortgage-backed securities. Management does not believe these losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary, and has both the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Loans

         The total of the net loan portfolio and loans held for sale increased $10.9 million (27%) from $40.8 million at December 31, 2003 to $51.7 million at September 30, 2004. The increase in loans is due to the addition of a branch office in April 2003 and continued robust demand in the greater New Haven and Connecticut markets. The increase in the loan portfolio was funded primarily by increases in deposits and the additional capital invested in the Bank by Bancorp. The loan to deposit ratio as of September 30, 2004 was 91%. Bancorp continues to target a loan to deposit ratio in the 80% to 85% range. Given the additional capital raised by Bancorp in the second quarter of 2004, temporary excesses of this ratio above the target range have been deemed prudent by management of Bancorp. Bancorp and the Bank's Boards of Directors may elect to review Bancorp's policy regarding this risk factor.

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

         Based on its evaluation, management believes the allowance for loan losses of $521,000 at September 30, 2004, which represents 1.00% of gross loans outstanding, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2003, the allowance for loan losses was $421,000 or 1.02% of gross loans outstanding.


Analysis of Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the nine months ended September 30:


Allowance for Loan Losses as of September 30, 2004 and 2003


                                            2004            2003
                                        -------------- ---------------
Balance at beginning of period               $421,144        $232,000
Charge-offs                                   (28,976)        (22,291)
Recoveries                                     11,220               -
Provision charged to operations               117,895         143,500
                                        -------------- ---------------
Balance at end of period                     $521,283        $353,209
                                        ============== ===============




Non-Accrual, Past Due and Restructured Loans

The following table represents non-accruing and past due loans:



(Thousands of dollars)                              September 30, 2004     December 31, 2003
-------------------------------------------------   -------------------    -----------------
Loans delinquent over 90 days and still accruing          $     0              $     0
Non-accruing loans                                         27,553               94,063
                                                    -------------------    -----------------
Total                                                     $27,553              $94,063
                                                    ===================    =================
% of Total Loans                                             0.05%                0.23%
% of Total Assets                                            0.03%                0.17%




Potential Problem Loans

         At September 30, 2004, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         Deposits were $56.9 million at September 30, 2004, an increase of $9.6 million (20%) from $47.3 million as of December 31, 2003. The increase in deposits was primarily in non-interest bearing checking deposits, and interest bearing money market, checking and savings deposits, offset by a $197,000 decline in certificates of deposit balances. The increase in the total deposit portfolio reflects the continued vigorous marketing effort of the Bank. Bancorp does not have any brokered deposits.

Other

         Repurchase agreements increased $1.2 million from December 31, 2003 to $1.6 million as of September 30, 2004 due to increased activity in these customer accounts.

Results of Operations

         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. Bancorp was initially profitable in the fourth quarter of 2003, the ninth quarter of operation. Bancorp was also profitable in both the first and second quarters of 2004. Bancorp had a loss of $53,000 in the third quarter of 2004, due to a decline of approximately $73,000 from the second quarter in SBA loan participation sale gains and continued expenses associated with the anticipated opening of The Bank of Southeastern Connecticut. Bancorp originated SBA guaranteed loans which are carried as loans held for sale during the third quarter, but did not close any loan participation sale transactions during the quarter. For the third quarter of 2003, Bancorp had a loss of $211,000. Bancorp intends to continue originate and to sell at a profit participations in SBA guaranteed loans, including those currently classified as held-for-sale, in the future.

         For the nine month period ending September 30, 2004, Bancorp had a profit of $3,000, in comparison to a loss of $624,000 for the nine months ending September 30, 2003.

Average Balances, Yields and Rates

         The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the nine and three months ended September 30, 2004 compared to the nine and three months ended September 30, 2003. Interest income on loans includes loan fee income which is not significant. In addition, Bancorp does not have any tax-exempt securities or loans.




                  Distribution of Assets, Liabilities and Shareholders' Equity;
                    Interest Rates and Interest differential

                                Three months Ended       Three months Ended
                                September 30, 2004       September 30, 2003
                              ------------------------ ------------------------    Fluctuations
                                        Interest                 Interest          in interest
                               Average  Income/Average  Average  Income/Average   Income/Expense
(Dollars in thousands)         Balance  Expense Rate    Balance  Expense Rate         Total
                              ------------------------ ------------------------ -----------------

Interest earning assets
    Loans                     $ 47,834   $ 871  7.22%  $ 30,403   $ 578  7.60%          $ 293
    Federal funds sold           7,230      24  1.32%     2,070       5  0.97%             19
    Short-term investments       3,167       7  0.88%       748       2  1.07%              5
    Investments                 15,216      87  2.27%     9,843      66  2.68%             21
                              -----------------        -----------------        --------------
Total interest earning assets   73,447     989  5.34%    43,064     651  6.05%            338

Cash and due from banks            622                    1,355
Premises and equipment, net      3,390                    3,532
Allowance for loan losses         (474)                    (297)
Other                            1,323                      849
                              ---------                ---------
Total assets                  $ 78,308                 $ 48,503
                              =========                =========

Interest bearing liabilities
    Time certificates          $ 9,765      53  2.15%   $ 6,178      39  2.53%             14
    Savings deposits             3,627      12  1.31%     2,122       5  0.94%              7
    Money market /
        checking deposits       25,056      79  1.25%    20,498      48  0.94%             31
    Capital lease obligations    1,190      43 14.34%     1,191      42 14.11%              1
    Repurchase agreements        1,630       2  0.49%     1,075       1  0.37%              1

                              -----------------        -----------------        --------------
Total interest bearing
     liabilities                41,268     189  1.82%    31,064     135  1.74%             54
                              -----------------        -----------------        --------------

Non-interest bearing deposits   15,807                    9,834
Accrued expenses and
     other liabilities             463                      183
Shareholder's equity            20,770                    7,422
                              ---------                ---------
Total liabilities and equity  $ 78,308                 $ 48,503
                              =========                =========

Net interest income                      $ 800                    $ 516                 $ 284
                                       ========                 ========        ==============

Interest spread                                 3.52%                    4.31%
                                               =======                  =======
Interest margin                                 4.32%                    4.79%
                                               =======                  =======

(1) Includes nonaccruing loans.






                                  Distribution of Assets, Liabilities and Shareholders' Equity;
                                             Interest Rates and Interest differential

                                   Nine months Ended        Nine months Ended
                                  September 30, 2004       September 30, 2003
                              ------------------------ ------------------------
                                                                                  Fluctuations
                                        Interest                 Interest         in interest
                               Average  Income/Average  Average  Income/Average   Income/Expense
(Dollars in thousands)         Balance  Expense Rate    Balance  Expense Rate         Total
                               ------------------------ ------------------------ -------------------
Interest earning assets
    Loans                      $ 45,985 $ 2,549  7.40%  $ 26,202 $ 1,498  7.62%             $ 1,051
    Federal funds sold            5,176      42  1.08%     2,860      23  1.07%                  19
    Short-term investments        2,863      22  1.03%     1,188       6  0.67%                  16
    Investments                  10,491     190  2.42%     8,799     198  3.00%                  (8)
                               -----------------        -----------------        -------------------
Total interest earning assets    64,515   2,803  5.80%    39,049   1,725  5.89%               1,078

Cash and due from banks           1,001                    1,452
Premises and equipment, net       3,417                    3,345
Allowance for loan losses          (452)                    (279)
Other                             1,204                      843
                               ---------                ---------
Total assets                   $ 69,685                 $ 44,410
                               =========                =========

Interest bearing liabilities
    Time certificates          $ 11,971     191  2.13%   $ 6,239     121  2.59%                  70
    Savings deposits              2,944      27  1.23%     1,748      13  0.99%                  14
    Money market/
        checking deposits        24,658     234  1.27%    17,937     142  1.06%                  92
    Capital lease obligations     1,191     128 14.36%     1,192     126 14.09%                   2
    Repurchase agreements         1,295       6  0.62%       703       3  0.57%                   3

                               -----------------        -----------------        -------------------
Total interest bearing
        liabilities              42,059     586  1.86%    27,819     405  1.94%                 181
                               -----------------        -----------------        -------------------

Non-interest bearing deposits    15,034                    8,303
Accrued expenses and
     other liabilities              372                      425
Shareholder's equity             12,220                    7,863
                               ---------                ---------
Total liabilities and equity   $ 69,685                 $ 44,410
                               =========                =========

Net interest income                     $ 2,217                  $ 1,320                      $ 897
                                        ========                 ========        ===================

Interest spread                                  3.94%                    3.95%
                                                =======                  =======
Interest margin                                  4.59%                    4.51%
                                                =======                  =======

(1) Includes nonaccruing loans.


Changes in Assets and Liabilities and Fluctuations in Interest Rates

         The following tables summarize the variance in interest income and expense for the nine and three months ended September 30, 2004 and 2003 resulting in changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.




                                        Three months Ended
                                    September 30, 2004 v. 2003
                                 ------------------------------
                                              Due to Change in
                                   Increase      Average
                                      Or      -----------------
(Dollars in thousands)            (Decrease    Volume    Rate
----------------------           ------------------------------
                                        (Dollars in thousands)
Interest earning assets
    Loans                              $ 293   $ 483   $(190)
    Federal funds sold                    19      17       2
    Short-term investments                 5       7      (2)
    Investments                           21      79     (58)
                                    -------- -------- --------
Total interest earning assets            338     586    (248)
                                    -------- -------- --------

Interest bearing liabilities
    Time certificates                  $  14   $  48   $ (34)
    Savings deposits                       7       4       3
    Money market / checking deposits      31      12      19
    Capital lease obligations              1    --         1
    Repurchase agreements                  1       1       0
                                    -------- -------- --------
Total interest bearing liabilities        54      65     (11)
                                    -------- -------- --------
Net interest income                    $ 284   $ 521   $(237)
                                    ======== ======== ========






                                        Nine months Ended
                                    September 30, 2004 v. 2003
                                     -------------------------
                                               Due to Change in
                                     Increase      Average
                                        Or     ---------------
(Dollars in thousands)              (Decrease)   Volume  Rate
                                     -------------------------
                                      (Dollars in thousands)
Interest earning assets
    Loans                            $ 1,051   $1,124  $  (73)
    Federal funds sold                    19       19       0
    Short-term investments                16       10       6
    Investments                           (8)      47     (55)
                                     --------  -------  ------
Total interest earning assets          1,078    1,200    (122)
                                     --------  -------  ------

Interest bearing liabilities
    Time certificates                   $ 70    $ 107   $ (37)
    Savings deposits                      14       10       4
    Money market / checking deposits      92       60      32
    Capital lease obligations              2        -       2
    Repurchase agreements                  3        3       0
                                     --------  -------  ------
Total interest bearing liabilities       181      180       1
                                     --------  -------  ------
Net interest income                    $ 897   $1,020  $ (123)
                                     ========  =======  ======




Net Interest Income

         For the quarter ended September 30, 2004, net interest income was $800,000 versus $516,000 for the same period in 2003, a $284,000 or a 55%
increase. This was the result of a $30.4 million increase in average earning assets in the quarter ended September 30, 2004 in comparison to the same period a year ago, including increases in average loans of $17.4 million, short term investments and federal funds sold of $7.6 million and Investments of $5.4 million. Also, average interest bearing liabilities increased $10.2 million during the quarter ended September 30, 2004 in comparison to the same period a year ago, also partially offsetting the favorable net interest income effects of the increase in average earning assets volume. The ratio of average loans to average total interest earning assets declined during the quarter ended September 30, 2004 in comparison to the quarter ended September 30, 2003, to 65.1% from 70.6%, due to the receipt of funds at the end of the second quarter of 2004 from the public offering of equity, a substantial portion of which is invested in federal funds and short term investments and available for sale investment securities. It is the intention of Bancorp that the Bank and the proposed bank to be located in New London, Connecticut, will invest the majority of these funds in loans in the future.

         The yield on average interest earning assets for the three months ended September 30, 2004 was 5.34% versus 6.05% for same period in 2003. The decrease in the yield on average earning assets is due to the change in asset mix from 2003 to 2004, reflecting the larger investments in federal funds sold, short term investments and available for sale investment securities which are at significantly lower yields than loans. The cost of average interest bearing liabilities was 1.82% for the three months ended June 30, 2004 versus 1.74% for the same period in 2003. The increase in the cost of average interest bearing liabilities was primarily the result of higher rates paid on daily rate money market and interest bearing checking accounts, offset somewhat by lower roll-over rates offered to renewing and new time deposits.

         For the nine months ended September 30, 2004, net interest income was $2.2 million versus $1.3 million for the same period in 2003, a $897,000 or 68% increase. This was the result of a $25.5 million increase in average earning assets in the nine months ended September 30, 2004 in comparison to the same period a year ago, due primarily to increases in average loans of $19.8 million and short term investments and federal funds of $4.0 million. Also, average interest bearing liabilities increased $14.2 million during the nine months ended September 30, 2004 in comparison to the same period a year ago, partially offsetting the favorable net interest income effect of the increase in average earning assets.

         The yield on average interest earning assets for the nine months ended September 30, 2004 was 5.80% versus 5.89% for same period in 2003. The decrease in the yield on average earning assets is due to the change in asset mix from 2003 to 2004, reflecting the larger investments in federal funds sold, short term investments and available for sale investment securities which are at significantly lower yields than loans. The cost of average interest bearing liabilities was 1.86% for the nine months ended September 30, 2004 versus 1.94% for the same period in 2003. The decrease in the cost of average interest bearing liabilities was primarily the result of lower roll-over rates offered to renewing and new time deposits in the first six months of 2004, in comparison to those paid and offered in the same period during 2003.

Provision for Loan Losses

         The $57,000 provision for loan losses for the three months ended September 30, 2004 reflects loan portfolio growth and seasoning. During the quarter, net recoveries of $9,000 were recorded. The provision for loan losses for the three months ended September 30, 2003 was $57,000, and was primarily due to the increase in the Bank's loan volume during the period.

         The $118,000 provision for loan losses for the nine months ended September 30, 2004 primarily reflects loan portfolio growth and seasoning. The provision for loan losses for the nine months ended September 30, 2003 was $144,000, and was primarily due to the increase in the Bank's loan volume during the period. Net charge offs for the nine month period ending September 30, 2004 were $18,000.

Noninterest Income

         The $71,000 increase in total noninterest income for the third quarter of 2004 versus the third quarter 2003 is primarily the result of an increase in service charges and fees derived from deposits, loans and other services. During the third quarter of 2004, Bancorp did not have any gains from the sales of SBA guaranteed loan participations and referrals. Bancorp originated for sale in the secondary market $1,206,348 of SBA guaranteed loans during the third quarter of 2004, which are reported as loans held for sale on Bancorp's Consolidated Balance Sheet.

Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals.

         The $414,000 increase in total noninterest income for the first nine months of 2004 versus 2003 is primarily the result of an increase in the gains and fees from the sales and referrals of the guaranteed portion of SBA loans of $232,000, increases in fees from deposit and loan related volume and activity and fees from other services of $222,000, offset by a decrease in realized gains on the sales of available for sale securities of $41,000.

Noninterest Expense

         Total noninterest expense was $939,000 for the third quarter of 2004 versus $742,000 for the same period in 2003, an increase of $197,000 or 27%. The increase in expense is due to the growth in Bancorp's loan and deposit volume, as well as the acquisition of additional infrastructure relating to administration and compliance, requiring additional staffing and other operating expenses.

         Total noninterest expense was $2.7 million for the first nine months of 2004 versus $2.0 million for the same period in 2003, an increase of $709,000 or 35%. The increase in expense is due to the growth in the Bancorp's loan and deposit volume, the addition of the New Haven (Amity) office in March of 2003, costs associated with the establishment of The Bank of Southeastern Connecticut, In Organization, the acquisition of the New London facility in January 2004, as well as the acquisition of additional infrastructure relating to administration and compliance, additional staffing and other operating expenses.

         Salaries and benefits for the third quarter of 2004 of $472,000 increased by $97,000, or 26%, from the third quarter of 2003. The increase is due to staff compensation and benefits increases in the third quarter of 2004 in comparison to the same period a year ago, primarily arising from additions to IT, lending and deposit operations staff.

         Salaries and benefits for the first nine months of 2004 increased by $348,000 or 33% due to staff increases relating to the New Haven (Amity) office and other new employees engaged due to loan and deposit volume increases and infrastructure development.

         Occupancy and equipment for the third quarter of 2004 increased by $23,000 or 24% due primarily to increases relating to depreciation of buildings, equipment and furniture of $9,000, rent and property taxes relating to the future New London bank subsidiary facility of $17,000, offset by net decreases in other occupancy costs.

         Occupancy and equipment for the first nine months of 2004 increased by $117,000 or 44% due primarily to increases relating to depreciation of buildings, equipment and furniture of $51,000, rent, property taxes and other occupancy relating to the New London facility of $39,000, maintenance of $22,000 and property taxes of $4,000.

         Professional fees for the third quarter of 2004 increased by $47,000 or by 75% due primarily to the engagement of consultants to assist the Bank in developing infrastructure and related policies and procedures, legal and other professional costs relating to the chartering and operational planning of the proposed banking subsidiary to be located in New London, and other matters.

         Professional fees for the first nine months of 2004 increased by $111,000 or 63% due primarily to the engagement of consultants in the second and third quarters of 2004 to assist the Bank in developing infrastructure and related policies and procedures, and legal and other professional costs relating to the chartering of the proposed banking subsidiary to be located in New London and the investment banking subsidiary SCB Capital, Inc.

         Data processing and other outside services for the third quarter increased by $17,000, or 32%, primarily due to increased loan and deposit volumes.

         Data processing and other outside services for the first nine months of 2004 increased by $69,000, or 49%, primarily due to increased loan and deposit volumes.

         Forms, printing and supplies expense for the first nine months of 2004 increased $19,000, or 44%, due to increased expenses related to increases in loan and deposit volume and materials related to the public offering.

         Other Operating Expense for the first nine months of 2004 increased by $41,000, or 17%, primarily due to insurance cost increases of $31,000, filing fees in the total of $29,000 in connection with the new proposed banking subsidiary to be located in New London, SCB Capital, Inc. and the registration of Bancorp's option plans, less net decreases in other components of Other Operating Expense.

Off-Balance Sheet Arrangements

         See Note 11 for information regarding the Bancorp's off-balance sheet arrangements.

Liquidity

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

         Bancorp's liquidity position as of September 30, 2004 and December 31, 2003 consisted of liquid assets totaling $24.3 million and $11.0 million, respectively. This represents 30% and 20% of total assets at September 30, 2004 and December 31, 2003, respectively. The net increase in liquidity during the first nine months of 2004 is primarily due to increases in federal funds sold, short-term investments and available for sale securities principally due to receipt of the net proceeds from the public offering of equity securities by Bancorp. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.


Capital

The following table illustrates Bancorp's regulatory capital ratios at:

                                                                September 30,          December 31,
                                                                    2004                   2003
                                                             --------------------   -------------------
Tier 1 (Leverage) Capital Ratio to Average assets                 29.56%                14.17%
Tier 1 Capital to Risk Weighted Assets                            33.54%                16.37%
Total Capital to Risk Weighted Assets                             34.39%                17.28%


The following table illustrates the Bank's regulatory capital ratios at:

                                                                September 30,          December 31,
                                                                    2004                   2003
                                                             --------------------   -------------------
Tier 1 (Leverage) Capital Ratio to Average assets                 14.82%                14.16%
Tier 1 Capital to Risk Weighted Assets                            17.61%                16.33%
Total Capital to Risk Weighted Assets                             18.47%                17.24%




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

         Bancorp's goal is to maximize long-term profitability, while controlling its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp's assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates. In order to reach an acceptable interest rate spread, Bancorp must generate loans and seek acceptable long-term investments to replace the lower yielding balances in Federal Funds sold and short-term investments. The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of the liabilities. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposits balances may therefore run off unexpectedly due to changing market conditions.

         The exposure to interest rate risk is monitored by the Asset and Liability Management Committee ("ALCO") consisting of senior management personnel and selected members of the Board of Directors of the Bank. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors of Bancorp and the Bank on a quarterly basis regarding the status of ALCO activities and interest rate risk.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

         Certain statements contained in Bancorp's public reports, including this report, and in particular in this "Management's Discussion and Analysis or Plan of Operation", may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its bearing liabilities, (2) the timing of re-pricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy,
(4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (6) the effect of a loss of any executive officer, key personnel, or directors, (7) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (8) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (9) the effect of Bancorp's opening of branches and organization of a new bank and the receipt of regulatory approval to complete both actions, (10) the effect of any decision by Bancorp to engage in any business not historically permitted to it, (11) concentration of our business in Southern Connecticut, (12) the concentration of our loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness and (13) lack of seasoning in our loan portfolio, which may increase the risk of future credit defaults. Other such factors may be described in other filings made by Bancorp with the SEC.

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


Item 3.     Controls and Procedures

        (a)     Evaluation of disclosure controls and procedures

         Based upon an evaluation of the effectiveness of Bancorp's disclosure controls and procedures performed by Bancorp's management, with participation of Bancorp's Chief Executive Officer, its Chief Operating Officer, and its Chief Financial Officer as of the end of the period covered by this report, Bancorp's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that Bancorp's disclosure controls have been effective.

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

        (b)     Changes in Internal Controls

         There have not been any significant changes in Bancorp's internal controls or in other factors that occurred during Bancorp's quarter ended September 30, 2004 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

                                     PART II
                                Other Information


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not  Applicable

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

No.                              Description
----                             -----------

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

10.6 Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.7     Issuer's 2001 Stock Option Plan (incorporated by reference to Exhibit
         10.7 to the Issuer's Registration Statement on Form SB-2 (No.
         333-59824))

10.8 Issuer's 2001 Warrant Plan (incorporated by reference to Exhibit 10.8 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.9 Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.9 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.10 Sublease dated January 1, 2001 between Laydon and Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.10 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.11    Issuer's 2001 Supplemental Warrant Plan (incorporated by reference to
         Exhibit 10.11 to Issuer's Annual Report on Form 10-KSB dated March 29,
         2002)

10.12 Issuer's 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer's Definitive Proxy Statement dated April 18, 2002).

10.13 Employment Agreement dated as of February 12, 2003, between The Bank of Southern Connecticut and Michael M. Ciaburri. (incorporated by reference to Exhibit 10.13 to Issuer's Form 10 QSB dated May 14, 2003).

10.14 Amendment to Employment Agreement dated as of October 20, 2003, between The Bank of Southern Connecticut and Southern Connecticut Bancorp, Inc. and Joseph V. Ciaburri. (incorporated by reference to Exhibit 10.14 to the Issuer's Form 10-KSB dated March xx, 2004 (No. 333-59824))

10.15 Lease dated January 14, 2004 between The City of New London and the Issuer (incorporated by reference to Exhibit 10.17 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.16 Lease dated August 2, 2002, between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.18 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.17 Underwriting Agreement between A.G. Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and Southern Connecticut Bancorp dated June 16, 2004. (Incorporated by reference to Exhibit 1.1 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824)).

10.18 Form of Stock Option Agreement for a Non-Qualified Stock Option granted under the Issuer's 2002 Stock Option Plan.

10.19 Form of Stock Option Agreement for an Incentive Stock Option granted under the Issuer's 2002 Stock Option Plan

10.20 Agreement of Sale of property and premises located in Clinton, Connecticut made June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee.

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

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer.

32.3     Section 1350 Certification by Vice President and Chief Financial
         Officer.

           (b)    Reports on Form 8-K
                  -------------------

                  The issuer filed reports on Form 8-K during the quarter ended September 30, 2004.

          Date of Filing           Item Reported
          --------------           -------------
          July 20, 2004          Results of Bancorp's operations for quarter
                                 ended June 30, 2004.

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


                                            SOUTHERN CONNECTICUT BANCORP, INC.


                                              By: /S/ Joseph V. Ciaburri
                                                ------------------------------
                                                Name: Joseph V. Ciaburri
                                                Title: Chairman &
                                                       Chief Executive Officer

Date:  November 15, 2004

                                  Exhibit Index
                                  -------------



10.18 Form of Non-Qualified Stock Option Agreement under Bancorp's 2002 Stock Option Plan. (filed herewith)

10.19 Form of Incentive Stock Option Agreement under Bancorp's 2002 Stock Option Plan. (filed herewith)

10.20 Agreement of Sale of property located in Clinton, Connecticut made June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee. (filed herewith)

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer. (filed herewith)

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