Form 10KSB
period 2004-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2005-03-28
CIK 1137046

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ___________________

                                F O R M 10 - KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 For the Fiscal Year Ended December 31, 2004.

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                        Commission file number 333-59824

                       SOUTHERN CONNECTICUT BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

           Connecticut                                 06-1609692
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

         215 Church Street
       New Haven, Connecticut                                          06510
(Address of Principal Executive Offices)                            (Zip Code)

                    Issuer's telephone number (203) 782-1100

         Securities registered under Section 12(b) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)
         Securities registered under Section 12(g) of the Exchange Act:

                                      None


       Check whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X        No _____

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year:  $4,895,086.

Aggregate market value of the voting stock held by nonaffiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant as of March 16, 2005: $20,421,912.

Number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 14, 2005 2,797,711



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------



Proxy Statement for 2005 Annual Meeting of Incorporated into Part Shareholders. (A definitive proxy statement III of this Form 10-KSB will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this
Form 10-KSB.)


Transitional Small Business Disclosure Format (check one):

                  Yes _____;        No  X

                                Table of Contents

Part I                                                                      Page

Item 1. Description of Business                                               4

Item 2. Description of Property                                              15

Item 3. Legal Proceedings                                                    16

Item 4. Submission of Matters to a Vote of Security Holders                  16

Part II

Item 5. Market for Common Equity, Related Shareholder Matters, and Small     16
              Business Issuer Purchases of Equity Securities

Item 6. Management's Discussion and Analysis or Plan of Operation            19

Item 7. Financial Statements                                                 32

Item 8. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                         32

Item 8A.Controls and Procedures                                              32

Item 8B.Other Information                                                    33

Part III

Item 9. Directors and Executive Officers of the Registrant                   33

Item 10. Executive Compensation                                              33

Item 11. Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters                 33

Item 12. Certain Relationships and Related Transactions                      33

Item 13. Exhibit List and Reports on Form 8 - K                              33

Item 14. Principal Accountant Fees and Services                              35


Exhibit Index                                                                38

                                     PART I
                                     ------

Item 1.       Description of Business.
-------       ------------------------

Background

      Southern Connecticut Bancorp ("Bancorp") is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp's strategic objective is to serve as a bank holding company for community-based commercial banks serving the greater New Haven and greater New London markets, as well as the approximately 45 miles of coastal towns and communities located between these two cities and extending to Rhode Island (the "Southern Connecticut Market").

      Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut, (the "Bank") a Connecticut-chartered bank with its headquarters in New Haven, Connecticut. The Bank commenced operations on October 1, 2001 after receiving its Final Certificate of Authority from the State of Connecticut and its deposit insurance from the FDIC. Bancorp has received a temporary certificate of authority from the State of Connecticut to charter a second, wholly-owned bank to be headquartered in New London, Connecticut and to be named The Bank of Southeastern Connecticut ("TBSEC"). The opening of TBSEC is subject to receipt of final approval from the Department of Banking, the approval of deposit insurance from the FDIC and the approval of the Federal Reserve Board. Bancorp has applied to the FDIC to insure the deposits of TBSEC. As of September 30, 2004, the application with the FDIC was extended to permit Bancorp to provide additional information regarding the infrastructure in place to support the two banks and to revise certain proposed policies of TBSEC. By letter dated March 2, 2005, the FDIC requested that Bancorp provide it with supplemental information pertaining to the initial areas of inquiry noted above. Bancorp will respond to the FDIC's information requests on or before the FDIC's requested April 2, 2005 response date. Bancorp will also be required to apply for approval from the Federal Reserve Bank after receipt of FDIC approval. At this time, renovations on TBSEC's headquarters at 15 Masonic Street, New London, are nearly complete and management anticipates that the premises will be ready for occupancy by early April 2005. Subject to receipt of regulatory approvals, TBSEC is expected to be open for business during the second half of 2005 and will be staffed, managed and operated in a comparable manner to the Bank. Bancorp will provide certain management and operations support and services to the two banks as well as certain infrastructure. Bancorp believes that providing such services will benefit TBSEC by lowering its operating costs in comparison to other de novo banks and in providing common frameworks of operating policy and business philosophy with its affiliate, the Bank.

      The Bank focuses on serving the banking needs of small to medium-sized businesses in the greater New Haven market. The Bank's target commercial customer has between $1.0 and $25.0 million in revenues, 15 to 150 employees and borrowing needs of up to $3.0 million. The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized customer service.

      Bancorp's geographic market focus gives the Bank unique competitive advantages by having Bancorp's headquarters, senior executives and key decision makers all based in the local commercial communities that the Bank currently serves and which the Bank and TBSEC are targeting to serve. In addition, both subsidiary banks have or will have their own boards of directors comprised of members of the local business communities. Although Bancorp faces competition from much larger, better capitalized national or super-regional organizations, Bancorp's local market knowledge, relationships, customer service and presence has enabled it to successfully compete for and obtain new business and clients.

      Bancorp has experienced significant growth in both assets and deposits. As of December 31, 2004 Bancorp has assets of $81.7 million and deposits of $58.7 million, representing a 44.9% and 24.1% increase from

December 31, 2003, respectively. Total loans, net outstanding as of December 31, 2004 were $49.8 million, a 21.9% increase from December 31, 2003. The growth has been achieved while maintaining excellent credit quality and margins, with non-performing loans at 0.02% of total loans as of December 31, 2004, and net interest margin of 4.62% for the twelve months ended December 31, 2004.


Southern Connecticut Market

         Bancorp's market focus is to serve the Southern Connecticut Market, which is composed of the communities located in New Haven, Middlesex and New London Counties, and communities bordering or economically linked to these counties. The Southern Connecticut Market is located in the center of, and is a critical component of, the commercial activity of the northeast corridor in New England. The market focus resides in the busy transportation and commercial area between New York City to the south, Hartford to the north, Providence to the east, and Boston to the northeast. The diversified economic base of this market region includes pharmaceutical, advanced manufacturing, healthcare, defense, technology and energy companies, and Connecticut's leading port. The region is also one of New England's most popular tourist destinations, featuring popular shoreline and heritage sites. Additionally, New England's largest casinos, Foxwoods and the Mohegan Sun, are located in the region.

Growth and Operating Strategy

      Bancorp's strategic focus is to own and operate independent, community-based commercial banks in southern Connecticut founded with the philosophy of local relationships and providing prompt personal service and quality banking products. Bancorp's target customers are small to medium-sized businesses and their owners and employees. The Bank emphasizes personal relationships with customers, community involvement by employees and the board of directors, and responsive lending decisions by an accessible and experienced local management team.

      The key elements of the business strategy for Bancorp's current and proposed commercial banks subsidiaries are:

      o Provide individualized attention with local underwriting and credit decision-making authority. As the only commercial bank based in and wholly focused on the greater New Haven area, the Bank is better able to provide the individualized customer service, combined with prompt local underwriting and credit decision-making authority that management believes small to medium-sized businesses desire. Following formation of The Bank of Southeastern Connecticut, Bancorp plans to extend that strategy into the greater New London area as well.

      o Take market share from large, non-local competitors. As the only commercial bank headquartered in New Haven, the Bank competes with large, non-locally owned and headquartered financial institutions. TBSEC, when it commences operations, is expected to be the only commercial bank headquartered in New London, a market also dominated by large, non-locally owned and headquartered financial institutions. Bancorp believes that the Bank has and can continue to attract small to medium-sized businesses that prefer local decision-making authority and interaction with banking professionals who can provide prompt personalized and knowledgeable service.

      o Optimize net interest margin. Bancorp seeks to optimize net interest margin by funding commercial loans, when possible, with low cost money market and non-interest bearing demand deposits.

      o Leverage personal relationships and community involvement. The directors, officers and senior employees of Bancorp and the Bank have extensive personal contacts, business relationships and involvement in communities in which they live and work and which the Bank serves. By building on and leveraging these relationships and community involvement, Bancorp believes that it has and will continue to generate enthusiasm and interest from small to medium-sized businesses in the targeted market areas.

      o Employ qualified and experienced banking professionals. Bancorp seeks to continue to hire and retain highly experienced o and qualified local commercial lenders and other banking professionals with successful track records and established relationships with small to medium-sized businesses in the targeted market areas.

      o Maintain and enhance high credit quality. The success of Bancorp's business plan depends to a significant extent on the quality of the Bank's assets, particularly loans. The Bank has built a strong internal emphasis on credit quality and has established stringent underwriting standards and loan approval processes. The Bank actively manages past due and non-performing loans in an effort to minimize credit loss and related expenses and to ensure that the allowance for loan losses is adequate.

Lending, Depository and Other Products

      Lending Products. The Bank offers a broad range of loans to businesses and individuals in its service area, including commercial and business loans, personal loans, mortgage loans, home equity loans, and automobile loans. The Bank has received lending approval status from the Small Business Administration ("SBA") to enable it to make SBA loans to both the greater New Haven business community and companies located throughout the State of Connecticut.

      Loans are made on a variable or fixed rate basis, with fixed rate loans limited to five year terms. All loans are approved pursuant to lending policies and procedures authorized by the Bank's board of directors. At the present time, the Bank is not syndicating or securitizing loans. The Bank, at times, participates in multi-bank loans to companies in its market area. Commercial loans and commercial real estate loans may be written for maturities of up to twenty years. Loans to purchase or refinance commercial real estate are supported by personal guarantees of the principal owners and related parties and are collateralized by the subject real estate, which may in cases be supplemented by additional collateral in the form of liquid assets. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

      Depository Products. The Bank has attracted a base of core deposits, including checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts and a variety of certificates of deposits and IRA accounts. To continue to attract deposits, the Bank employs an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the greater New Haven market. The primary sources of deposits have been and are expected to continue to be residents of and businesses and their employees located in, greater New Haven. The Bank obtains these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and/or broadcasted in the local media. The Bank also offers drive-in teller services, automated teller services, wire transfer, lock box and safe deposit services.

      Other Services. The Bank provides a broad range of other services and products, including cashier's checks, money orders, travelers' checks, bank-by mail, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not expect to offer trust services directly in the near future, but may offer trust services in the future through a joint venture with a larger institution. To directly offer trust services, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

Investment Services

      On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary, was incorporated and is intended to engage in a limited range of investment banking, advisory and financial brokerage services primarily to small to medium-sized business clients of Bancorp and others in the target market. SCB Capital is in the process of applying for approval of and membership with the National Association of Security Dealers ("NASD") as a broker-dealer. SCB Capital has received only minimal capital and has not yet commenced operations. The amount to be invested in SCB Capital will be determined by the Bancorp board of directors following completion of the NASD application process. SCB Capital, Inc. is expected to act solely as broker and advisor and is not intended to make equity investments in capital raises it completes or assists in. SCB Capital, Inc. may accept warrants, options or similar instruments in partial compensation for its services.

Investment Securities

      Another significant activity for Bancorp and the Bank is maintaining an investment portfolio. Bancorp and the Bank's overall portfolio objective is to optimize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as U.S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank's current investment portfolio is limited to U.S. Government sponsored agency obligations and sponsored agency issued collateralized mortgage obligations, which have been classified as available for sale. Accordingly, the principal risk associated with the Bank's current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk. Bancorp's current investment portfolio is limited to U.S. Government sponsored agency obligations. Bancorp also holds liquid investments, including funds allocated for investment in TBSEC, in money market mutual funds.

Asset and Liability Management

      Interest rate risk measures the impact that changing interest rates have on current and future earnings. The goal is to optimize long-term profitability while minimizing exposure to interest rate fluctuations. Interest rate risk exposure is monitored through the Bank's ALCO, consisting of senior management personnel and selected members of the Bank's board of directors. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the board of directors on a quarterly basis regarding the status of ALCO activities within the Bank.

Regulatory Compliance

      Bancorp operates in a heavily regulated industry and is subject to increasing regulatory review and scrutiny from the Federal Reserve Board, the Connecticut Banking Commissioner and the FDIC. Bancorp has invested and continues to invest significant time and resources to ensure compliance and conformity with applicable regulations (see "Regulation and Supervision"). In response to this regulatory environment, in March 2004 the board of directors of the Bank adopted resolutions designed to strengthen and enhance the Bank's Bank Secrecy Act and Gramm-Leach-Bliley Act compliance and the Bank's information technology controls, promoted a new Bank Secrecy Act Officer and amended its Bank Secrecy Act policies to strengthen compliance. In addition to responding to the Bank's regulatory compliance commitment, in connection with asset and staff increases, the Bank has hired a experienced loan administration officer to manage the Bank's loan administration functions and enhance loan portfolio administration practices and procedures. The Bank also engaged a full time network administrator for its internal computer network and systems. Further, the Bank has retained an experienced outside consultant to assist it in developing and implementing information technology controls. In addition, the board of directors of the Bank has formed an Oversight Committee in March of 2004 with responsibility to assist management, monitor systems and operations and hire and retain outside consultants to help ensure ongoing compliance and conformity with applicable regulations.

Competition

      There are numerous banks and other financial institutions serving the Southern Connecticut Market posing significant competition to attract deposits and loans. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, a number of which are much larger. To grow, the Bank, and TBSEC in the future, will have to win existing customers away from existing banks and financial institutions as well as successfully compete for new customers from growth in the target markets.

      The greater New Haven market is currently served by approximately 80 offices of commercial banks, none of which is headquartered in New Haven. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which may be impracticable for the Bank to provide at this time. There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. Many of such banks and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

      Intense market demands, economic pressures and significant legislative and regulatory actions have eroded traditional banking industry classifications and have increased competition among banks and other financial institutions. Market dynamics as well as legislative and regulatory changes have resulted in a number of new competitors offering services historically offered only by commercial banks, non-bank corporations offering services traditionally offered only by banks, increased customer awareness of product and service differences among competitors and increased merger activity.

      Over the past ten years, the Connecticut banking market has been characterized by significant consolidation among financial institutions. Since January 1994, there have been at least 60 completed acquisitions of Connecticut based banks and thrifts. Although the Bank's competitors are currently much larger than the Bank, the corporate service culture and operational infrastructure at large banks is believed to not provide the type of personalized service that many of the Bank's small to medium-sized business clients desire and that the Bank strives to provide.

Employees

      As of December 31, 2004, the Bank had 32 full-time and no part-time employees. It is Bancorp's intention to move approximately 11 of these 32 employees who focus on finance and operations to Bancorp in 2005. These employees will service the Bank, and once final approvals are received, TBSEC. Relationships with all employees are believed to be excellent.

      Bancorp intends to recruit a majority of directors, executive management and employees of TBSEC from the greater New London area. Outside of staffing TBSEC and new branch locations, Bancorp currently intends to add an additional lending officer, a loan administration officer, an accountant and two additional operations employees in early 2005.

REGULATION AND SUPERVISION

      Banks and bank holding companies are extensively regulated under both federal and state law. Bancorp and the Bank have set forth below brief summaries of various aspects of supervision and regulation that they are subject to, and that TBSEC will be subject to upon commencement of its operations assuming that all necessary approvals are obtained. These summaries do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Regulations to which Bancorp is Subject

      General. As a bank holding company registered in accordance with the BHC Act, Bancorp is regulated by and subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board has the authority to conduct examinations of Bancorp as well. The Federal
Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations there under, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

      The BHC Act--Acquisitions and Permissible Activities. The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire substantially all the assets of a bank or acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or increase any such non-majority ownership or control of any bank, bank holding company or savings association, or merge or consolidate with any bank holding company. Federal law generally authorizes bank holding companies to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate bank holding company and bank mergers and to a lesser extent, interstate branching.

      Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act of 1999 ("GLBA") (as discussed below), the BHC Act prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      The GLBA, which was enacted on November 12, 1999, permits a qualifying bank holding company to become a "financial holding company" and thereby engage in a broader range of activities than is permissible for a traditional bank holding company. In order to qualify for this election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under Federal Reserve Board regulations, and all such subsidiaries must have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities. At this time, Bancorp has not elected to become a financial holding company and has no immediate plans to do so.

      Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications submitted to it under the BHC Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of: hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

      In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the "Leverage Ratio") of 3.0%. Total average assets for this purpose do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. For all other bank holding companies, the minimum leverage ratio is 4%, and bank holding companies with supervisory, financial, managerial or operational weaknesses or organizations expecting significant growth are expected to maintain capital ratios well above minimum levels.

      Bancorp is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements. As of December 31, 2004, Bancorp had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 32.08% and 33.24%, respectively, and a Leverage Ratio equal to 24.66%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking
Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines.

      Limitations on Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a depository institution or a depository institution holding company unless the appropriate federal banking agency has been given at least 60 days to review the proposal and public notice has been provided. "Control" is generally defined under this act as ownership of 25% or more of any class of voting stock. In addition, under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a depository institution or a depository institution holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. Furthermore, any company, as that term is broadly defined in the BHC Act, would be required to obtain the approval of the Federal Reserve Board under BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of a depository institution or a depository institution holding company, or such lesser percentage as the Federal Reserve Board deems to constitute a "controlling influence."

      Bank Holding Company Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding companies net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition.

      Bank Holding Company Support of Subsidiary Banks. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act ("FDIA"), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

      The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as
Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
(ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.

Regulations to which the Bank is Subject

      General. The Bank is organized under the Banking Law of the State of Connecticut. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as well as by the FDIC, as its primary federal regulator and insurer of deposits. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank's operations. The Connecticut Banking Commissioner and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations. The Connecticut Banking Commissioner and the FDIC have the authority to limit the Bank's payment of dividends based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable. Following the commencement of its operations, TBSEC will be subject to these same requirements.

      The Connecticut Banking Commissioner and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the FDIC, Congress, the Connecticut Banking Commissioner or the Connecticut General Assembly, could have a material adverse impact on the Bank.

      Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Bancorp does not expect such provisions to have a material adverse effect on Bancorp or the Bank.

      Capital Requirements. The FDIC has issued regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, such as the Bank. Under the regulations, a bank generally is deemed to be (i) "well-capitalized" if it has a Total Risk-Based Capital Ratio of 10.0% or more, a Tier I Risk-Based Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; or (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized;" or (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); or (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight and regulation, as mandated by the FDIA.

      As of December 31, 2004, the Bank was deemed to be a well-capitalized institution for the above purposes. Pursuant to the FDIC's approval of the Bank's application for deposit insurance, the Bank is required to maintain a Leverage Ratio of 8.0% until October 1, 2004. Additionally, The Bank of Southeastern Connecticut will be required to maintain an 8% Leverage Ratio for its first three years of operations.

      Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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

      Premiums for Deposit Insurance. The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

      Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulatory. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. As of March 31, 2004, the most recent notification from the FDIC and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

      FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC.

      Safety and Soundness Standards. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk ; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have promulgated regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standards prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the FDIA.

      The federal banking agencies also have adopted regulations for real estate lending prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

      Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a depository institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FDIC is required to provide a written evaluation and make public disclosure of an institution's CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as

"Outstanding," "Satisfactory," "Needs to Improve," or "Substantial Non Compliance." Failure to receive at least a "Satisfactory" rating may inhibit an institution from undertaking certain activities, including acquisitions or other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. In its CRA evaluation, dated July 14, 2003, the Bank was rated as "Satisfactory."

      Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act restrict transactions between a bank and an affiliated company, including a parent bank holding company. The Bank is subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with nonaffiliates. Generally, the Bank is limited in its extensions of credit to any affiliate to 10% of the Bank's capital and in its extensions of credit to all affiliates to 20% of the Bank's capital.

      Customer Information Security. The FDIC and other bank regulatory agencies have adopted guidelines (the "Security Guidelines") for safeguarding confidential, personal customer information. The Security Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

      Privacy. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the financial institution's policies and procedures.

      USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers-dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including Bancorp and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

Item 2. Description of Property.
------- -------------------------

         Bancorp executed a lease for a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven. The lease was assigned to The Bank of Southern Connecticut, and the Bank assumed all obligations thereunder. The location is a former bank branch, which has been renovated for use as the headquarters of the Bank and Bancorp. The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop.

         The lease is for an initial term of five years and three months, commencing April 11, 2001 with an option to extend the lease for up to three additional terms of five years. There was no base rent payable for the first three months of the initial term and monthly rent was $4,117 until August 1, 2001. The annual base rent during the balance of the initial term will be $107,400 for the first year and increases each year to $125,500 for the fifth year. The base rent for the option periods is also fixed in the lease. The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes. The Bank, as Bancorp's assignee, will have a right of first refusal to purchase the building.

         To the extent that the building contains space not needed for operations, the Bank expects to sublease such excess to the extent practicable. The Bank of Southern Connecticut had subleased approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer
F. Laydon, one of Bancorp's directors.

      The following table sets forth the location of the Bank's branch offices and other related information:



Office                  Location                                                                 Square Feet     Status
------                  --------                                                                 -----------     ------
Main Office             215 Church Street, New Haven, Connecticut                                     11,306     Leased
Branford Office         445 West Main Street, Branford, Connecticut                                    3,714     Leased
Amity Office            1475 Whalley Avenue, New Haven, Connecticut                                    2,822      Owned


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

         On January 14, 2004 Bancorp entered into a lease agreement to lease the facility at 15 Masonic Street, New London, Connecticut, the site of the proposed TBSEC. Pending regulatory approval of TBSEC, the facility is in the process of being improved to accommodate the new bank, which is expected to be completed in early April of 2005. Improvements, furnishings and equipment are estimated to be $363,000. TBSEC is expected to commence operations during the second half of 2005. The Lease is for an initial term of five years, with three successive five year option periods. Base rent is $45,580 annually until January 14, 2009. The base rent for the option years is subject to increases. Bancorp is responsible for pro rata allocations for taxes, utilities, common facility charges and other customary tenant expenses of the premises. Upon the commencement of bank operations, it is Bancorp's intention to assign the lease to TBSEC.

         On June 23, 2004, Bancorp, through a nominee, entered into an agreement to purchase an approximately one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property is $495,000. The entity under which title to the property will be ultimately held is to be determined. During 2004, the Bank filed applications to the Connecticut Department of Banking and the FDIC to establish bank operations at the Clinton location. Due to a delay in completing the acquisition of the Clinton property, the Bank's initial application to the FDIC to establish the Clinton branch was withdrawn pending completion of the acquisition of the property. Bancorp intends that Bancorp or the Bank will improve the facility to accommodate banking services. The costs of such improvements have not been fully determined at this time. Development of the property is expected to begin in the second half of 2005, at which time the Bank will reapply with the FDIC for permission to establish the Clinton branch.


Item 3.       Legal Proceedings.
-------       ------------------

      There are no legal proceedings currently pending or threatened against Bancorp, its subsidiaries or their property. Bancorp is not aware of any proceeding contemplated by a governmental entity involving Bancorp or a subsidiary.



Item 4.       Submission of Matters to a Vote of Security Holders.
-------       ----------------------------------------------------

      No matter was submitted to a vote of shareholders of Bancorp during the fourth quarter of the fiscal year covered by this Form 10-KSB.

                                     PART II
                                     -------

Item 5.       Market for Common Equity, Related Stockholder Matters and Small
-------       ---------------------------------------------------------------
              Business Issuer Purchases Of Equity Securities.
              -----------------------------------------------

         Bancorp's Common Stock has been quoted on the American Stock Exchange under the symbol "SSE" since June 17, 2004. Prior to that date, Bancorp's Common Stock was quoted on the OTC Bulletin Board under the symbol "SCNO".

         The following table sets forth the high and low sales price* per share of Bancorp's Common Stock, as reported on Bloomberg Market Data System (TM) for the last two years:

(The prices listed may not reflect actual transactions.)


      Quarter Ended                  High               Low
      -------------              -------------      ------------
March 31,2004                          $11.70            $ 7.95
June 30, 2004                          $ 9.80            $ 7.95
September 30, 2004                     $ 8.75            $ 7.55
December 31, 2004                      $ 8.53            $ 8.16


March 31,2003                          $ 7.50            $ 7.09
June 30, 2003                          $ 9.77            $ 7.00
September 30, 2003                     $ 9.36            $ 7.86
December 31, 2003                      $ 9.09            $ 7.86


         *2003 share prices have been adjusted to reflect the 10% stock dividend declared January 13, 2004.

Holders
-------

         There were approximately 114 registered shareholders of record of Bancorp's Common Stock as of March 14, 2005.

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

         Bancorp's sole operating subsidiary is the Bank. Bancorp is dependent upon the ability of the Bank to declare and pay dividends to Bancorp. The Bank's ability to declare dividends is dependent upon the Bank's ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

         The policy of the Connecticut Banking Commissioner is to not permit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. "Net profits" is defined as the remainder of all earnings from current operations. In some instances, further restrictions on dividends may be imposed by the FDIC. However, during 2002, the Bank requested, and was granted, permission from the State of Connecticut Department of Banking, to pay a special cash dividend to Bancorp in the amount of $200,000. At December 31, 2004 and 2003, no cash dividends may be declared by the Bank without regulatory approval.

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

                      Equity Compensation Plan Information

         The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of Bancorp are authorized for issuance as of December 31, 2004:

------------------------------------------------------------------------------------------------------------------------
         Plan Category                Number of securities to          Weighted-average            Number of securities
                                      be issued upon exercise          exercise price of         remaining available for
                                      of outstanding options,        outstanding options,         future issuance under
                                        warrants and rights           warrants and rights          equity compensation
                                                (a)                           (b)                    plans (excluding
                                                                                                 securities reflected in
                                                                                                        column (a)
------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plan                      346,507                        $8.43                        83,173
approved by security
holders
------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plan                      73,509                        $10.91                          0
not approved by security
holders (1)
------------------------------------------------------------------------------------------------------------------------
Total                                         420,016                        $8.86                        83,173
------------------------------------------------------------------------------------------------------------------------

      Bancorp adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the "Warrant Plans") on April 11, 2001 and October 16, 2001. The Warrant Plans were not approved by security holders. Under the Warrant Plans, each director of Bancorp, other than Mr. Joseph V. Ciaburri, and each director of the Bank who is not a director of Bancorp, as of the initial public offering of Bancorp in July 2001, received a warrant to purchase one share of Bancorp common stock for each four shares purchased in the offering by such director or members of such director's immediate family. Under the 2001 Supplemental Warrant Plan, certain organizers of Bancorp who are not directors, officers or employees of Bancorp or the Bank but who made contributions to Bancorp's enterprise received a warrant to purchase one share of Bancorp common stock for each five shares purchased in the offering by such person or member of such person's immediate family. The warrants have a term of ten years. The exercise price of the warrants is $10.91, the price at which Bancorp's common stock was sold in the initial public offering, as adjusted for the January 2004 10% stock dividend. They became exercisable as to 40%, 30% and 40% of the shares covered thereby on the first, second and third anniversary of the closing of the initial public offering of Bancorp, respectively. In the event of a change in control, the warrants will become exercisable in full.

Recent Sales of Unregistered Securities
---------------------------------------

         Bancorp has not sold unregistered securities.


Repurchase of Securities
------------------------

         Bancorp has not repurchased any of its securities.


Item 6. Management's Discussion and Analysis or Plan of Operation.
------- -----------------------------------------------------------


      The following discussion is intended to assist you in understanding the financial condition and results of operations of Bancorp and the Bank, and should be read in conjunction with the consolidated financial statements and related notes beginning on page F-3.

Overview

      Southern Connecticut Bancorp is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp's strategic objective is to serve as a bank holding company for community based commercial banks serving the greater New Haven and greater New London markets, as well as the approximately 45 miles of coastal towns and communities located between these two cities and extending to Rhode Island.

      Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut, a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, which commenced operations on October 1, 2001 after receiving its Final Certificate of Authority from the State of Connecticut and its deposit insurance from the FDIC. Bancorp has received a temporary certificate of authority from the State of Connecticut to charter a second, wholly-owned bank to be headquartered in New London, Connecticut. The establishment of TBSEC is subject to receipt of final approval from the Department of Banking, the approval of deposit insurance from the FDIC and the approval of the Federal Reserve Board; as further described in "Description of Business - Background" on page 4. Subject to these approvals, the New London based bank, to be named The Bank of Southeastern Connecticut, is expected to be open for business during the second half of 2005 and will be staffed, managed and operated in a comparable manner to the Bank.

      Bancorp's net loss for fiscal year 2004 was $98,000, a decrease of $500,000 from the net loss of $598,000 in fiscal year 2003. The decrease in the net loss from 2003 to 2004 reflects increased net interest income and non-interest income (from fees and other income, including referral fees and gains on sale of loan participations related to SBA guaranteed loans) during 2004 due to increased average earning assets in 2004 in comparison to 2003, and a larger average volume of customer accounts and higher transaction volume in 2004 as well. Increases in non-interest expense in 2004 in comparison to 2003 were due to increased asset and deposit volumes as well as to the development of infrastructure to support expanded operations, increased provision to the allowance for loan losses, and the cost of developing the proposed TBSEC, partially offset the increased revenue from net interest income and fee and other income.

      The Bank offers a wide range of services to businesses, professionals and individuals. The Bank focuses on serving the banking needs of small to medium-sized businesses in its geographic areas. The Bank makes commercial loans, real estate and construction loans, consumer loans and accepts savings, time and demand deposits and provides a broad range of other services to its customers, either directly or through third parties.

The Bank derives revenues principally from interest earned on loans and fees from other banking-related services. The operations of the Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Connecticut Banking Commissioner and the FDIC. Bancorp's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.


Year Ended December 31, 2004 Compared to December 31, 2003
Financial Condition

Operating Data                                2004            2003
---------------------------------------  --------------- ---------------
Interest income                              $3,949,111      $2,512,086
Interest expense                                792,767         574,795
Net interest income                           3,156,344       1,937,291
Provision for loan losses                       341,108         213,100
Noninterest income                              945,975         496,332
Noninterest expenses                          3,859,495       2,818,450
Net loss                                        (98,284)       (597,927)
Basic and diluted loss per share                  (0.05)          (0.56)

Balance sheet data
---------------------------------------
Cash and due from banks                      $1,986,193      $1,147,883
Federal funds sold                            5,385,000         966,000
Short-term investments                        8,372,689         454,115
Investment securities                        11,371,894       8,478,068
Loans, net                                   49,763,952      40,818,718
Total assets                                 81,694,743      56,386,040
Total Deposits                               58,700,377      47,273,875
Repurchase agreements                           827,031         339,752
Total shareholders equity                    20,697,727       7,314,302



Assets

         Bancorp's total assets were $81.7 million as of December 31, 2004, an increase of $25.3 million over December 31, 2003. Earning assets comprise $75.8 million of the total asset volume, and consist of Federal funds sold, short-term investments, securities and loans, a $24.6 million increase from 2003. Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and in short-term investments, primarily money market mutual funds, to provide funding for higher yielding loans as they are approved. As of December 31, 2004, Federal funds sold balances were $5.4 million and short-term investments balances were $8.4 million. Bank investment securities classified as available for sale were $11.4 million and $8.5 million as of December 31, 2004 and 2003, respectively. The gross loan portfolio was $50.5 million and $41.2 million as of December 31, 2004 and 2003 respectively, a net increase of $9.3 million.

         The earning asset increase in 2004 has been partially funded by deposit growth within the Bank's market area. Deposits were $58.7 million and $47.3 million as of December 31, 2004 and 2003 respectively, a net increase of $11.4 million. The mix of deposits as of December 31, 2004 includes non-interest bearing checking accounts of $17.3 million, interest- bearing checking deposits of $8.7 million, savings deposits of $3.3 million, money market deposits of $20.6 million, as well as time certificates of deposit of $8.8 million. The deposit mix between 2004 and 2003 has not substantially changed, other than the reduction in the time deposit component due to a marketing de-emphasis of this product. The Bank has not accepted brokered deposits.

Investments

         The following table presents the maturity distribution of investment securities at December 31, 2004 and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.


                                                 One Year        After Five
                                 One Year         Through        but Within        Over            No
Available for sale               or Less         Five Years      Ten Years       Ten Years      Maturity         Total
---------------------------- ---------------- ---------------- --------------- -------------- ------------- ----------------
U. S. Government sponsored
 agency obligations                $ 998,097      $ 6,494,857      $3,199,640       $500,000      $      -      $11,192,594
Mortgage-backed securities                 -                -               -              -       396,036          396,036
                             ---------------- ---------------- --------------- -------------- ------------- ----------------
Total                              $ 998,097      $ 6,494,857      $3,199,640       $500,000      $396,036      $11,588,630
                             ================ ================ =============== ============== ============= ================



The following table presents a summary of investments for any issuer that exceeds 10% of shareholders' equity at December 31, 2004.

                                                 Amortized            Fair
                                                   Cost              Value
                                             ------------------ ---------------
Federal National Mortgage Association               $3,997,326      $3,932,190
Federal Home Loan Bank                               3,797,171       3,730,910
Federal Home Loan Mortgage Corporation               3,728,373       3,644,740



Loans

         The Bank's net loan portfolio was $49.8 million at December 31, 2004. Loan demand has been significant throughout the year. The net loan to deposit ratio as of December 31, 2004 was 84.9%. In comparison, the net loan to deposit ratio as of December 31, 2003 was 86.3%. Bancorp's current target for this ratio is 80% to 85%, and attributes the year end 2004 ratio to the success of the Bank's loan business development program to small to medium businesses, as well as an improving economy, in generating loan demand. Management believes that the ratio will generally remain within this band over time as the Bank's branch system deposit base grows and additional lending capacity is developed. The deployment of new deposit funds into the loan portfolio has produced a positive impact on net interest spread. See the table depicting the Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential on Page 26 of this Form 10-KSB. There are no significant loan concentrations in the loan portfolio.

         The following table presents the maturities of loans in Bancorp's portfolio at December 31, 2004 by type of loan, and the sensitivities of loans to changes in interest rates:


                                                       Due after
                                       Due in           one year
                                      one year          through         Due after
(Thousands of dollars)                or less          five years       five years         Total        % of Total
------------------------------------------------------------------------------------------------------- -------------

Commercial loans secured
  by real estate                       $ 5,763,400       $14,904,778      $1,794,185       $22,462,363        44.36%
Commercial loans                        17,897,241         6,263,476         257,741        24,418,458        48.22%
Construction loans                       2,232,461            44,357               -         2,276,818         4.50%
Consumer home equity                       421,399           432,459               -           853,858         1.69%
Consumer installment                       238,660           386,670               -           625,330         1.23%
                                  ----------------- ----------------- --------------- ----------------- -------------
Total                                  $26,553,161       $22,031,740      $2,051,926       $50,636,827       100.00%
                                  ================= ================= =============== ================= =============

Fixed rate loans                       $ 1,490,673       $ 2,622,407      $2,051,926       $ 6,165,006
Variable rate loans                     25,062,488        19,409,333               -        44,471,821
                                  ----------------- ----------------- --------------- -----------------
Total                                  $26,553,161       $22,031,740      $2,051,926       $50,636,827
                                  ================= ================= =============== =================



Critical Accounting Policy

         In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting the results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp's only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Bancorp has reviewed this critical accounting policy and estimates with its audit committee. Refer to the discussion below under "Allowance for Loan Losses" and Note 1 to the consolidated financial statements for a detailed description of our estimation process and methodology related to the allowance for loan losses.


Allowance for Loan Losses

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

         Based upon this evaluation, management believes the allowance for loan losses of $752,000 or 1.49% of gross loans at December 31, 2004 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2003, the allowance for loan loss was $421,000 or 1.02% of gross loans outstanding. The increase in the allowance is attributable to management's assessment of the relevant factors impacting the quality of the loan portfolio, particularly the increase in the Bank's non-performing loans to approximately $227,000 in the fourth quarter of 2004, including one impaired loan requiring a specific allowance of $107,000.

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

                                                                              As of December 31,
                                                                        --------------------------------
                                                                             2004            2003
                                                                        --------------- ----------------
Balance at beginning of period                                               $ 421,144        $ 232,000
Charge-offs                                                                    (28,976)         (24,572)
Recoveries                                                                      19,118              616
Provision charged to operations                                                341,108          213,100
                                                                        --------------- ----------------
Balance at end of period                                                     $ 752,394        $ 421,144
                                                                        =============== ================


Net charge-offs to average loans                                                  .02%             .08%
                                                                        =============== ================


                                                                2004                            2003
                                                  ------------------------------- --------------------------------
                                                                Percent of                       Percent of
                                                                Loans in Each                    Loans in Each
                                                                Category to                      Category to
                                                    Balance     Total Loans          Balance     Total Loans
                                                  ------------- ----------------- -------------- -----------------
Commercial loans secured by real estate               $311,218            44.36%       $165,986            43.66%
Commercial loans                                       338,319            48.22%        192,075            44.98%
Construction loans                                      31,545             4.50%         35,589             3.63%
Residential mortgages                                        -             0.00%          4,833             2.29%
Consumer home equity loans                              11,830             1.69%          1,300             2.52%
Consumer installment loans                               8,664             1.23%         21,361             2.92%
Unallocated                                             50,818             0.00%              -
                                                  ------------- ----------------- -------------- -----------------
                                                      $752,394           100.00%       $421,144           100.00%
                                                  ============= ================= ============== =================


Non-Accrual, Past Due and Restructured Loans

         Non-accrual loans at December 31, 2004 and 2003 totaled $227,358 and $94,063 respectively. In 2004 and 2003, there were no loans considered "troubled debt restructurings" and no loans greater than 90 days past due and still accruing interest.

Potential Problem Loans

         Other than loans identified as non-accrual at December 31, 2004, the Bank had no material loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

         Total deposits were $58.7 million at December 31, 2004, an increase of $11.4 million in comparison to total deposits as of December 31, 2003 of $47.3 million. The deposit total at December 31, 2004 consists of non-interest bearing checking of $17.3 million (29.5%), interest bearing checking and money market deposits of $29.3 million (50.0%), savings deposits of $3.3 million (5.6%) and certificates of deposit of $8.8 million (14.9%). In 2004 the Bank emphasized growth in core non-interest checking accounts and related interest bearing checking, money market deposit, and savings accounts and was less aggressive in attracting higher cost time deposits. The Bank has not accepted any brokered deposits and has no present plans to review this policy.

         The Bank continues to offer competitive interest rates in the very competitive New Haven County marketplace in order to fund expected loan growth.

As of December 31, 2004 the Bank's maturities of time deposits were:


                                   $100,000      Less than
                                  or greater      $100,000          Totals
                                  ----------      --------          ------
(Thousands of dollars)

Three months or less                $  2,230      $     858        $  3,088
Over three months to one year          2,616          1,413           4,029
Over one year                            665            971           1,636
                                    --------      ---------        --------
                                    $  5,511      $   3,242        $  8,753
                                    ========      =========        ========


Other

         The increase in cash and due from banks is due to end of day settlement activity between the Bank and other financial institutions as of the close of business on December 31, 2004, and primarily represents checks deposited subject to customary Federal Reserve System inter-bank collection, typically of one business day duration.

         The increase in loans held for sale is due to The Bank of Southern Connecticut's program of selling participations in SBA guaranteed loans. At December 31, 2004, $99,000 of SBA guaranteed portion of loans were originated and held for sale by the Bank. At December 31, 2003, the Bank held no loans for sale.

         The increase in Premises and equipment, net, is primarily due to the ongoing remodeling of the New London site for TBSEC. At December 31, 2004, $141,000 of improvements had been completed in that facility. In addition, $11,353 of equipment for TBSEC had been purchased and Bancorp has deposited $25,000 with the seller of the proposed Clinton branch office property of the Bank.

         In September, 2002, the Bank began offering repurchase agreements to customers, which are classified as secured borrowings, and generally mature within one to three days from the transaction date. Repurchase agreements are recorded at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the changes in fair value of the underlying securities. At December 31, 2004, repurchase agreement liabilities totaled $827,000 in comparison to $340,000 as of December 31, 2003.

            The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2004 and 2003.


                Distribution of Assets, Liabilities and Shareholders' Equity;
                          Interest Rates and Interest differential


                                         2004                         2003
                              ---------------------------  ---------------------------
                                                                                         Fluctuations
                                         Interest                     Interest           in interest
                               Average   Income/  Average   Average   Income/  Average  Income/Expense
(Dollars in thousands)         Balance   Expense   Rate     Balance   Expense   Rate       Total
                              -------- ---------- -------  --------- --------- -------  ------------

Interest earning assets
    Loans (1)                 $ 47,680  $ 3,542    7.43%   $ 29,091  $ 2,224    7.64%       $ 1,318
    Short-term investments       3,895       55    1.41%        993        7    0.70%            48
    Investments                 10,687      269    2.52%      8,747      256    2.93%            13
    Federal funds sold           6,064       83    1.37%      2,379       25    1.05%            58
                              -------- ---------           --------- --------           ------------
Total interest earning assets   68,326    3,949    5.78%     41,210    2,512    6.10%         1,437
                                        --------  -------            --------  ------   ------------

Cash and due from banks            992                        1,396
Premises and equipment, net      3,403                        3,381
Allowance for loan losses         (483)                        (303)
Other                            1,256                        1,068
                              ---------                    ---------
Total assets                  $ 73,494                     $ 46,752
                              =========                    =========

Interest bearing liabilities
    Time certificates         $ 11,441      245    2.14%   $  6,534      166    2.54%            79
    Savings deposits             3,097       38    1.23%      1,984       21    1.06%            17
    Money market /
     checking deposits          26,170      330    1.26%     18,381      211    1.15%           119
    Capital lease obligations    1,190      171   14.37%      1,191      169   14.19%             2
    Repurchase agreements        1,336        9    0.67%        914        8    0.88%             1
                              -------- ---------           --------- --------           ------------
Total interest bearing
 liabilities                    43,234      793    1.83%     29,004      575    1.98%           218
                                        --------  -------            --------  -------  ------------

Non-interest bearing deposits   15,453                        9,645
Accrued expenses and
     other liabilities             423                          357
Shareholder's equity            14,384                        7,746
                              --------                     ---------
Total liabilities and equity  $ 73,494                     $ 46,752
                              ========                     =========

Net interest income                     $ 3,156                      $ 1,937                $ 1,219
                                        ========                     ========           ============

Interest spread                                    3.95%                        4.12%
                                                  =======                      =======
Interest margin                                    4.62%                        4.70%
                                                  =======                      =======

(1) Includes nonaccruing loans.

     RATE VOLUME VARIANCE ANALYSIS

         The following table summarizes the variance in interest income and expense for 2004 and 2003 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

                                            2004 vs 2003
                                    -----------------------------
                                     Variance due to:
                                    ----------------
(Dollars in thousands)                Volume  Rate        Total
--------------------------          ----------------    ---------
Interest earning assets
    Loans                           $1,381    $ (63)     $ 1,318
    Short-term investments               4       44           48
    Investments                         52      (39)          13
    Federal funds sold                  30       28           58
                                    -------   ------    ---------
Total interest earning assets        1,467      (30)       1,437
                                    -------   ------    ---------

Interest bearing liabilities
    Time certificates                  108      (29)          79
    Savings deposits                    10        7           17
    Money market / checking deposits    83       36          119
    Capital lease obligations            -        2            2
    Repurchase agreements                3       (2)           1
                                    -------   ------    ---------
Total interest bearing liabilities     204       14          218
                                    -------   ------    ---------
Net interest income                 $1,263    $ (44)     $ 1,219
                                    =======   ======    =========


         The improvements realized in net interest income during 2004 primarily reflect substantial increased earning asset volume over 2003, as the average earning assets in 2004 of $68.3 million were 66% greater than average earning assets in 2003, and increases of 125 basis points in the level of short term interest rates occurring since midyear 2004. The increase in short term interest rates, such as the federal funds rate and the prime lending rate and other short term lending indices charged by banks, including the Bank, increased due to actions taken by the Federal Reserve on five occasions beginning in June 2004. Overall, interest income attributed to volume considerations considerably outweighed rate considerations (increase of $1.5 million versus a decrease of $30,000). Due to the decrease in the volume of the higher rate, longer term fixed interest rate portion of the loan portfolio, and a shortening of the duration of the investment portfolio during 2004, the impact of rising short term rates on the average yield in these portfolios was mitigated and the loan and investment average portfolio yields realized declined in 2004 in comparison to 2003. Variances in the 2004 cost of interest bearing liabilities in comparison to 2003 were due to increased volume considerations of $204,000 and increased rate considerations of $14,000.

         The increase in the net loan portfolio and increases in investments in short term investments, investments, and federal funds sold have been the primary factor in improving net interest income. The net loan portfolio increase of $8.9 million and net increase in investments, short-term investments and federal funds sold of $15.2 million in 2004 was accompanied by a $1.2 million increase in net interest income of Bancorp. Bancorp intends for the Bank, and TBSEC in the future, to continue to emphasize lending to small to medium businesses in its market area as its strategy to increase assets under management and to improve earnings. The Bank will seek opportunities to increase its deposit base, with a primary objective of attracting core non-interest checking and related money market deposit accounts, in order to support its earning assets through marketing, and by considering additional branch locations and new product and service offerings.

         The following are measurements of Bancorp's earnings (loss) in relation to assets and equity, and average equity to average assets for the year ended December 31, 2004 and 2003.

                                                  2004              2003
                                             ----------------  ---------------
     Return (Loss) on average assets                   (.13%)          (1.28%)
     Return (Loss) on average equity                   (.68%)          (7.72%)
     Average equity to average assets                 19.57%           16.56%


Results of Operations

         Bancorp's net loss for fiscal year 2004 was $98,000, a decrease of $500,000 from the net loss of $598,000 in fiscal year 2003. The decrease in the 2004 loss was primarily due to increases in net interest income of $1.2 million and non-interest income of $450,000, partly offset by increases in non-interest expenses of $1.0 million and in the provision for loan losses of $128,000. The increase in non-interest expense was due to increases in staffing due to increased loan and deposit activity and other expenses relating to the development of the Bank's infrastructure. Also during 2004, Bancorp continued to incur expenses relating to the development of TBSEC.

Net Interest Income

         The principal source of our revenues is net interest income. Bancorp's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. Bancorp, like other banking institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

         For the year December 30, 2004, net interest income was $3.2 million versus $1.9 million for the year ended December 31, 2003, a $1.3 million or 62.9% increase. The 2004 increase was primarily the result of a $27.1 million increase in average interest earning assets. The increase in average interest earning assets was comprised of increases in average loans of $18.6 million, investments of $1.9 million, short term investments of $2.9 million and federal funds sold of $3.7 million.

         The yield on average interest earning assets for the twelve months ended December 31, 2004 was 5.78% versus 6.10% for same period in 2003, a decrease of 32 basis points. The decrease in the yield on assets reflects the increased level of average investments, short term investments, and federal funds sold during 2004 in comparison to 2003, which yield less than loan assets, as well as the lower yield on average loans due to a shortening of the average life to repricing of loans that occurred during 2004. Decreases in the yield on average earning assets in 2004 due to the mix of assets and due to the shortening of the loan portfolio average life were partially offset by the increases in market interest rates that occurred after midyear 2004, particularly in the prime lending rate and the Bank's base lending rate.

         The cost of average interest bearing liabilities was 1.83% for the twelve months ended December 31, 2004 versus 1.98% for the same period in 2003, a favorable decrease of 15 basis points. The decrease in the cost of interest bearing liabilities was due to the $7.8 million increase in the average outstanding balances of low rate money market and interest bearing checking deposits in comparison to the total increase in interest bearing liabilities of $14.2 million. The average rate of interest paid on money market and interest bearing checking deposits increased 11 basis points in 2004 in comparison to 2003, significantly less than the general increase in the level of market rates during the year. Also, the Bank's average cost of funds for time deposits decreased 40 basis points in 2004 in comparison to 2003.

         Due to the change in the mix of assets and the resulting decrease in the average yield on earning assets in 2004, partially offset by the favorable decrease in the cost of interest bearing liabilities, the interest spread decreased to 3.95% for fiscal year 2004, a decrease of 17 basis points from the interest spread realized in 2003. Net interest margin decreased to 4.62% in 2004 from 4.70% in 2003, a change of 8 basis points which largely reflects the change in the mix of assets in the second half of 2004 to a higher percentage of investments, short term investments and federal funds sold in comparison to 2003.

Noninterest Income

         The $450,000 increase in non-interest income for the twelve months ended December 31, 2004 versus 2003 is comprised of an increase of $221,000 in referral fee income and gains on sales of loan participations related to SBA guaranteed loans, increased deposit account service charges and fees of $204,000 and an increase in other noninterest fee income of $65,000, offset by a decrease in gains on the sales of investment securities of $41,000. The Bank intends to continue to originate SBA guaranteed loans in the future and expects to continue to realize gains and earn fee income from SBA loan participation sales and referrals. It is anticipated that TBSEC will also originate and sell participations in the guaranteed portion of such loans. The increase in other noninterest fee income is attributable to volume growth in the loan and deposit portfolios, as well as increases in prepayment penalties on loans of $18,000, and investment banking fees of $25,000.


Noninterest Expenses

         Total noninterest expenses were $3.9 million for the year ended December 31, 2004 versus $2.8 million for 2003, an increase of $1,041,000 or 37%. The increase in expenses is due to the increases in Bancorp's loan and deposit volume, additional staffing in the lending, loan review and operations areas of the Bank, and other operating expenses. As a result, salaries and benefits increased $501,000 to $2.0 million in fiscal year 2004 in comparison to fiscal year 2003, and occupancy and equipment expenses increased by $148,000 in fiscal year 2004 to $518,000.

         Bancorp and the Bank engaged various legal and other professional advisors and consultants during 2004 for the purposes of advising on matters relating to the public offering completed during 2004, the New London bank franchise initiative, and to develop the infrastructure of the Bank. Professional services for the year ended December 31, 2004 increased $171,000 over the year ended December 31, 2003. Other operating expenses for 2004 totaled $438,000, an increase of $110,000 over the total for 2003. The increase in other operating expense is primarily attributable to higher insurance costs of $50,000, and an increase in filing fees, largely attributable to SEC and stock exchange requirements, of $22,000. Data processing expense increased $87,000 during 2004 in comparison to 2003, to total $284,000. The increase is attributable to increased processing costs at the Bank primarily relating to volume, increased services and expanded infrastructure.

Off-Balance-Sheet Arrangements

         See Note 12 to the accompanying consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

         Bancorp's liquidity position as of December 31, 2004 and December 31, 2003 consisted of liquid assets totaling $27.2 million and $11.1 million, respectively. This represents 33.2% and 19.6% of total assets at December 31, 2004 and 2003, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio. The liquidity ratio as of December 31, 2004 is substantially higher than that at year end 2003 primarily due to the public offering in June 2004 pursuant to which $13.3 million in net capital was raised, of which $6 million has been invested by Bancorp in short term investments in anticipation of funding the capital of TBSEC during 2005.

         Management believes Bancorp's short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements, such as the capitalization of TBSEC and the establishment of the proposed Clinton branch office of the Bank. Other than these uses of Bancorp and the Bank's short-term liquid assets, there are no current plans involving the significant purchase or sale of property or equipment.


Capital


                                                                    Bancorp                                   Bank
                                                     --------------------------------------- ---------------------------------------
                                                        December 31,        December 31,        December 31,        December 31,
                                                            2004                2003                2004                2003
                                                     -------------------- ------------------ -------------------- ------------------
Tier 1 (Leverage) Capital Ratio to Average assets                 24.66%             14.18%               14.87%             14.16%
Tier 1 Capital to Risk Weighted Assets                            32.08%             16.36%               19.59%             16.33%
Total Capital to Risk Weighted Assets                             33.24%             17.27%               20.84%             17.24%



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

         Bancorp's required ratios are not substantially different from those shown above.

         Subject to final regulatory approval, Bancorp intends to establish The Bank of Southeastern Connecticut in the second half of 2005. Bancorp also anticipates commencing the operations of SCB Capital, Inc. in late 2005. Currently, the Bank has limited authority to conduct investment banking activity under Regulation B of the Federal Reserve Act, which authority, unless extended, expires March 31, 2006. Provided the new bank subsidiary and SCB Capital Inc. receive regulatory approval, Bancorp will capitalize these entities in 2005. The application for TBSEC specifies that the initial capitalization of TBSEC will be approximately $6 million. The National Association of Security Dealers rules and regulations require a minimum capitalization for SCB Capital, Inc. to be not less than $25,000.

Market Risk

         Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon on the nature of the Company's business, market risk is primarily limited to interest rate risk, which is defined as the impact of changing interest rates on current and future earnings.

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

Factors Affecting Future Results

         Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Annual Report on Form 10-KSB may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp's interest earning assets and the interest paid on its bearing liabilities, (2) the timing of re-pricing of Bancorp's interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy,
(4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of Bancorp's opening of branches and organization of a new bank and the receipt of regulatory approval to complete both actions, (10) concentration of Bancorp's business in Southern Connecticut, (11) the concentration of Bancorp's loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in Bancorp's loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in other filings made by Bancorp with the SEC.

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

         Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.


Item 7.    Financial Statements
-------    --------------------

The consolidated balance sheets of Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 5, 2004 are included as part of this Form 10-KSB in the "Financial Report" following page 39 hereof.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
Financial Disclosure
--------------------

         Not applicable.

Item 8A.   Controls and Procedures
--------   -----------------------

         (a) Evaluation of disclosure controls and procedures

         Based upon an evaluation of the effectiveness of Bancorp's disclosure controls and procedures performed by Bancorp's management, with participation of Bancorp's Chief Executive Officer, Chief Operating Officer and its Chief Financial Officer as of the end of the period covered by this report, Bancorp's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that Bancorp's disclosure controls have been effective in ensuring that material information relating to Bancorp, including its consolidated subsidiary, is made known to the certifying officers by others within Bancorp and the Bank during the period covered by this report.

         As used herein, "disclosure controls and procedures" mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in Internal Controls

         There have not been any significant changes in Bancorp's internal controls or in other factors that occurred during Bancorp's fiscal year ended December 31, 2004 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

Item 8B.   Other Information
--------   -----------------

Not Applicable.


                                    PART III
                                    --------


Item 9.  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

         The information required by this Item 9 is incorporated into this Form 10-KSB by reference from Bancorp's definitive proxy statement for its 2005 Annual Meeting of Shareholders (the "Definitive Proxy Statement").



Item 10.  Executive Compensation
--------  ----------------------

         The information required by this Item 10 is incorporated into this Form 10-KSB by reference from the Definitive Proxy Statement.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         The information required by this Item 11 is incorporated into this Form 10-KSB by reference from the Definitive Proxy Statement.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this Item 12 is incorporated into this Form 10-KSB by reference from the Definitive Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

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

10.3 First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.3 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.4 Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.4 to the Issuer's Registration Statement Form SB-2 (No. 333-59824))

10.5 Assignment of Lease dated April 11, 2001 between the Issuer and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.6 Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Registrants Statement on Form SB-2 (No. 333-59824))

10.7 Sublease dated January 1, 2001 between Laydon & Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.11 to the Registrants Statement on Form SB-2 (No. 333-59824))

10.8 Lease dated August 2, 2002 between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.18 to the Registrants Form 10-KSB dated March 30, 2004)

10.9     Lease dated  January  14,  2004  between The City of New London and the
         Registrant   (incorporated   by  reference  to  Exhibit  10.16  to  the
         Registrant's Form 10-KSB dated March 30, 2004)

10.10 Purchase Agreement dated June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut

10.11 Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.12 Amendment to Employment Agreement dated as of October 20, 2003 among the Registrant, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Registrants Registration Statement on Form SB-2 (No.
         333-59824)

10.13 Amendment to Employment dated as of January 20, 2005, among the Registrant The Bank of Southern Connecticut and Michael M. Ciaburri

10.14    Registrants  2001  Stock  Option  Plan  (incorporated  by  reference to
         Exhibit 10.8 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.15    Registrants  2001  Warrant  Plan  (incorporated by reference to Exhibit
         10.9  to  the  Issuer's  Registration  Statement  on  Form  SB-2  (No.
         333-59824))


10.16 Registrant's 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.12 to Issuer's Annual Report on Form 10-KSB dated March 28, 2002)

10.17 Issuer's 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer's Definitive Proxy Statement dated April 18, 2002).

10.18    Form of Stock Option Agreement for  Non-qualified  Stock Option granted
         under  the  Registrant's  2002  Stock  Option  Plan  (incorporated   by
         reference to the Registrant's Form 10-QSB dated November 15, 2004.

10.19    Form of Stock  Option  Agreement  for  Incentive  Stock  Option granted
         under  the  Registrant's  2002  Stock  Option  Plan  (incorporated   by
         reference to the Registrant's Form 10-QSB dated November 15, 2004.

10.20 Underwriting agreement dated June 16, 2004 among A.G.Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and the Registrant (Incorporated by reference to Exhibit 1.1 to the Issuer's Registration Statement on Form SB-2 (no. 333-598824)).

14       Amended and Restated Code of Ethics


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

31.2 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer.

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer.

32.3     Section  1350  Certification  by Vice  President  and  Chief  Financial
         Officer


         (b) Reports on Form 8-K

         The following reports on Form 8-K were made by Southern Connecticut Bancorp, Inc. during the last quarter of the year ending December 31, 2004:


Item 14. Principal Accountant Fees and Services
-------- ---------------------------------------

         Bancorp's Principal Accountants, McGladrey & Pullen, LLP, provide audit, audit related and tax advisory and tax return preparation services for Bancorp and The Bank of Southern Connecticut. The following table summarizes the fees provided in 2004 and 2003, respectively:


                                                   2004             2003
                                                   ----             ----
       Audit Fees                                $187,885         $ 81,583
       Audit Related Fees                           2,500            6,235
       Tax Fees                                     8,065            7,565
       All Other Fees                              NONE             NONE

         Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of financial statements included in quarterly reports included on Form 10-QSB, and services connected with statutory and regulatory filings or engagements including fees in connection with the 2004 registration statement filed on Form SB-2. Audit related fees are principally for consultations on various accounting and reporting matters. Tax service fees consist of fees for tax return preparation for Bancorp.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTHERN CONNECTICUT BANCORP, INC.
                              (Registrant)

                              By: /S/ Joseph V. Ciaburri
                              --------------------------
                              Name: Joseph V. Ciaburri
                              Title: Chairman and Chief Executive Officer

                              Date: March 28, 2005
                              --------------------

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/S/ Joseph V. Ciaburri                                            March 28, 2005
----------------------                                            --------------
Joseph V. Ciaburri                                                Date
Chairman, Chief Executive Officer and Director

/S/ Elmer F. Laydon                                               March 28, 2005
-------------------                                               --------------
Elmer F. Laydon                                                   Date
Vice Chairman and Director

/S/ Michael M. Ciaburri                                           March 28, 2005
-----------------------                                           --------------
Michael M. Ciaburri                                               Date
President, Chief Operating Officer and Director

/S/ Joshua H. Sandman, Ph.D.                                      March 28, 2005
----------------------------                                      --------------
Joshua H. Sandman                                                 Date
Director

/S/ Alphonse F. Spadaro, Jr.                                      March 28, 2005
----------------------------                                      --------------
Alphonse F. Spadaro, Jr.                                          Date
Director

/S/ Carl R. Borrelli                                              March 28, 2005
--------------------                                              --------------
Carl R. Borrelli                                                  Date
Director

/S/James S. Brownstein, Esq.                                      March 28, 2005
----------------------------                                      --------------
James S. Brownstein, Esq.                                         Date
Director

/S/Juan Miquel Salas-Romer                                        March 28, 2005
--------------------------                                        --------------
Juan Miguel Salas-Romer                                           Date
Director

/S/ William F. Weaver                                             March 28, 2005
---------------------                                             --------------
William F. Weaver                                                 Date
Chief Financial Officer

/S/ Anthony M. Avellani                                           March 28, 2005
-----------------------                                           --------------
Anthony M. Avellani                                               Date
Chief Accounting Officer

                                  Exhibit Index


No.      Description
---      -----------

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

10.3 First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.3 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.4 Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.4 to the Issuer's Registration Statement Form SB-2 (No. 333-59824))

10.5 Assignment of Lease dated April 11, 2001 between the Issuer and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.6 Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Registrants Statement on Form SB-2 (No. 333-59824))

10.7 Sublease dated January 1, 2001 between Laydon & Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.11 to the Registrants Statement on Form SB-2 (No. 333-59824))

10.8 Lease dated August 2, 2002 between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.18 to the Registrants Form 10-KSB dated March 30, 2004)

10.9     Lease dated  January  14,  2004  between The City of New London and the
         Registrant   (incorporated   by  reference  to  Exhibit  10.16  to  the
         Registrant's Form 10-KSB dated March 30, 2004)

10.10    Purchase Agreement dated June 22, 2004 between Dr. Alan Maris and James
         S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut

10.11 Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.12 Amendment to Employment Agreement dated as of October 20, 2003 among the Registrant, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Registrants Registration Statement on Form SB-2 (No.
         333-59824)

10.13 Amendment to Employment dated as of January 20, 2005, among the Registrant, The Bank of Southern Connecticut and Michael M. Ciaburri

10.14    Registrants  2001 Stock  Option  Plan  (incorporated  by  reference  to
         Exhibit 10.8 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.15    Registrants  2001  Warrant Plan  (incorporated  by reference to Exhibit
         10.9  to  the  Issuer's  Registration   Statement  on  Form  SB-2  (No.
         333-59824))

10.16 Registrant's 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.12 to Issuer's Annual Report on Form 10-KSB dated March 28, 2002)

10.17 Issuer's 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer's Definitive Proxy Statement dated April 18, 2002).

10.18    Form of Stock Option Agreement for  Non-qualified  Stock Option granted
         under  the  Registrant's  2002  Stock  Option  Plan   (incorporated  by
         reference to the Registrant's Form 10-QSB dated November 15, 2004.

10.19 Form of Stock Option Agreement for Incentive Stock Option granted under the Registrant's 2002 Stock Option Plan (incorporated by reference to the Registrant's Form 10-QSB dated November 15, 2004.

10.20 Underwriting agreement dated June 16, 2004 among A.G.Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and the Registrant (Incorporated by reference to Exhibit 1.1 to the Issuer's Registration Statement on Form SB-2 (no. 333-598824)).

14       Amended and Restated Code of Ethics


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

31.3 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer.

32.3     Section 1350 Certification by Vice President and Chief Financial
         Officer.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

FINANCIAL REPORT
December 31, 2004 and 2003

                                    CONTENTS



--------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               1
--------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                       2
    Consolidated Statements of Operations                             3
    Consolidated Statements of Shareholders' Equity                   4
    Consolidated Statements of Cash Flows                           5-6
    Notes to Consolidated Financial Statements                     7-35
--------------------------------------------------------------------------

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors
Southern Connecticut Bancorp, Inc. and Subsidiaries
New Haven, Connecticut


We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ McGladrey & Pullen, LLP
---------------------------
New Haven, Connecticut
March 4, 2005


SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
------------------------------------------------------------------------------------------------------------------


                                                                                        2004            2003
                                                                                   -------------------------------
ASSETS
  Cash and due from banks (Note 2)                                                     $ 1,986,193    $ 1,147,883
  Federal funds sold                                                                     5,385,000        966,000
  Short-term investments (Note 2)                                                        8,372,689        454,115
                                                                                   -------------------------------
     Cash and cash equivalents                                                          15,743,882      2,567,998
                                                                                   -------------------------------

  Available for sale securities (at fair value) (Note 3)                                11,371,894      8,478,068
  Federal Home Loan Bank stock (Note 7)                                                     47,100         21,500
  Loans receivable (net of allowance for loan losses:  2004 $752,394;
   2003 $421,144) (Note 4)                                                              49,763,952     40,818,718
  Loans held for sale (at fair value)                                                       98,742              -
  Accrued interest receivable                                                              265,581        196,545
  Premises and equipment, net (Note 5)                                                   3,516,814      3,467,998
  Other assets                                                                             886,778        835,213
                                                                                   -------------------------------
     Total assets                                                                     $ 81,694,743   $ 56,386,040
                                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits (Note 6)
   Noninterest bearing deposits                                                       $ 17,334,393   $ 13,781,286
   Interest bearing deposits                                                            41,365,984     33,492,589
                                                                                   -------------------------------
     Total deposits                                                                     58,700,377     47,273,875

  Repurchase agreements                                                                    827,031        339,752
  Accrued expenses and other liabilities                                                   279,422        267,232
  Capital lease obligations (Note 8)                                                     1,190,186      1,190,879
                                                                                   -------------------------------
     Total liabilities                                                                  60,997,016     49,071,738
                                                                                   -------------------------------

Commitments and Contingencies (Notes 7, 8, 11, 12, 13, 16 and 17)

Shareholders' Equity (Notes 10 and 13)
  Preferred stock, no par value; 500,000 shares authorized;
   none issued                                                                                   -              -
  Common stock, par value $.01; shares authorized: 5,000,000;
   shares issued and outstanding:  2004 2,797,711; 2003 1,063,320                           27,977         10,633
  Additional paid-in capital                                                            24,085,612     10,704,269
  Accumulated deficit                                                                   (3,199,126)    (3,100,842)
  Accumulated other comprehensive loss - net unrealized loss on
   available for sale securities                                                          (216,736)      (299,758)
                                                                                   -------------------------------
     Total shareholders' equity                                                         20,697,727      7,314,302
                                                                                   -------------------------------

     Total liabilities and shareholders' equity                                       $ 81,694,743   $ 56,386,040
                                                                                   ===============================

See Notes to Consolidated Financial Statements.


SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2003
-------------------------------------------------------------------------------------------------------------------


                                                                                            2004           2003
                                                                                     ------------------------------

Interest Income:
 Interest and fees on loans                                                            $   3,542,468     $2,224,547
 Interest on securities                                                                      268,707        255,545
 Interest on Federal funds sold and short-term investments                                   137,936         31,994
                                                                                     ------------------------------
    Total interest income                                                                  3,949,111      2,512,086
                                                                                     ------------------------------

Interest Expense:
 Interest expense on deposits (Note 6)                                                       612,519        397,993
 Interest expense on capital lease obligations                                               171,105        168,767
 Interest expense on repurchase agreements and other borrowings                                9,143          8,035
                                                                                     ------------------------------
    Total interest expense                                                                   792,767        574,795
                                                                                     ------------------------------

    Net interest income                                                                    3,156,344      1,937,291
                                                                                     ------------------------------

Provision for Loan Losses (Note 4)                                                           341,108        213,100
                                                                                     ------------------------------
    Net interest income after
    provision for loan losses                                                              2,815,236      1,724,191
                                                                                     ------------------------------

Noninterest Income:
 Service charges and fees                                                                    332,233        128,251
 Gains and fees from sales and referrals of SBA loans                                        397,801        177,018
 Gains on sales of available for sale securities (Note 3)                                      3,912         44,505
 Other noninterest income                                                                    212,029        146,558
                                                                                     ------------------------------
    Total noninterest income                                                                 945,975        496,332
                                                                                     ------------------------------

Noninterest Expenses:
 Salaries and benefits (Note 7)                                                            1,963,187      1,462,085
 Occupancy and equipment expense                                                             517,574        369,794
 Professional services                                                                       478,843        307,423
 Data processing and other outside services                                                  283,798        196,820
 Advertising and promotional expenses                                                         98,755         94,614
 Forms, printing and supplies                                                                 79,059         59,828
 Other operating expenses                                                                    438,279        327,886
                                                                                     ------------------------------
    Total noninterest expenses                                                             3,859,495      2,818,450
                                                                                     ------------------------------
    Net loss                                                                           $     (98,284)    $ (597,927)
                                                                                     ==============================
Basic and Diluted Loss per Share                                                       $       (0.05)    $    (0.56)
                                                                                     ==============================
Dividends per Share                                                                    $           -     $        -
                                                                                     ==============================

See Notes to Consolidated Financial Statements.


SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31,
2004 and 2003
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                          Additional                      Other
                                                   Number      Common      Paid-In      Accumulated   Comprehensive
                                                 of Shares     Stock       Capital        Deficit     Income (Loss)       Total
                                                ------------------------------------------------------------------------------------

Balance, December 31, 2002                           966,667    $ 9,667   $ 10,705,382   $ (2,502,915)      $ 62,545    $ 8,274,679

Comprehensive loss:
 Net loss                                                  -          -              -       (597,927)             -       (597,927)
 Unrealized holding loss on available for
  sale securities (Note 15)                                -          -              -              -       (362,303)      (362,303)
                                                                                                                      --------------
    Total comprehensive loss                                                                                               (960,230)
                                                                                                                      --------------

10% stock dividend declared January 13,
 2004 - 96,653 shares                                 96,653        966           (966)             -              -              -

Fractional shares payable in cash                          -          -           (147)             -              -           (147)
                                                ------------------------------------------------------------------------------------

Balance, December 31, 2003                         1,063,320     10,633     10,704,269     (3,100,842)      (299,758)     7,314,302
                                                                                                                      --------------

Comprehensive loss:
 Net loss                                                  -          -              -        (98,284)             -        (98,284)
 Unrealized holding gain on available for
  sale securities (Note 15)                                -          -              -              -         83,022         83,022
                                                                                                                      --------------
    Total comprehensive loss                                                                                                (15,262)
                                                                                                                      --------------

Exercise of stock options and warrants (Note 10)      11,391        114        105,561              -              -        105,675

Issuance of common stock in public
 offering (Note 10)                                1,723,000     17,230     13,275,782              -              -     13,293,012
                                                --------------------------------------------------------------------- --------------

Balance, December 31, 2004                         2,797,711    $27,977   $ 24,085,612   $ (3,199,126)    $ (216,736)  $ 20,697,727
                                                ===================================================================== ==============

See Notes to Consolidated Financial Statements.


SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003
------------------------------------------------------------------------------------------------------------------


                                                                                        2004             2003
                                                                               -----------------------------------
Cash Flows From Operations
 Net loss                                                                          $     (98,284)      $  (597,927)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Amortization and accretion of premiums and discounts
    on investments, net                                                                   (3,004)           34,071
   Provision for loan losses                                                             341,108           213,100
   Gains on sales of available for sale securities                                        (3,912)          (44,505)
   SBA loans originated for sale                                                      (3,354,927)                -
   Proceeds from sales of SBA loans                                                    3,613,839         1,295,122
   Gains on sales of SBA loans                                                          (357,654)         (122,269)
   Depreciation and amortization                                                         283,250           219,853
   Increase in cash surrender value of life insurance                                    (37,684)          (38,344)
   Changes in assets and liabilities:
    Increase in deferred loan fees                                                        35,677            29,219
    Increase in accrued interest receivable                                              (69,036)           (8,873)
    Increase in other assets                                                             (13,881)         (148,063)
    Increase in accrued expenses and other liabilities                                    12,190            88,596
                                                                               -----------------------------------
      Net cash provided by operating activities                                          347,682           919,980
                                                                               -----------------------------------

Cash Flows From Investing Activities
 Purchases of available for sale securities                                          (11,965,630)      (10,949,683)
 Principal repayments on available for sale securities                                 1,161,057         1,038,338
 Proceeds from maturities of available for sale securities                             6,000,000         6,185,000
 Proceeds from sales of available for sale securities                                  2,000,685         4,357,995
 Purchase of FHLB stock                                                                  (25,600)          (21,000)
 Net increase in loans receivable                                                     (9,438,532)      (23,184,678)
 Purchases of premises and equipment                                                    (332,066)         (626,847)
 Proceeds from sale of OREO                                                              116,513                 -
                                                                               -----------------------------------
      Net cash used in investing activities                                          (12,483,573)      (23,200,875)
                                                                               -----------------------------------

Cash Flows From Financing Activities
 Net increase in demand, savings and money market deposits                            12,782,371        18,523,708
 Net (decrease) increase in time certificates of deposit                              (1,355,869)        3,757,236
 Net increase (decrease) in repurchase agreements                                        487,279          (482,507)
 Principal repayments on capital lease obligations                                          (693)             (973)
 Net proceeds from common stock offering                                              13,293,012                 -
 Proceeds from exercise of stock options and warrants                                    105,675                 -
                                                                               -----------------------------------
      Net cash provided by financing activities                                       25,311,775        21,797,464
                                                                               -----------------------------------

      Net increase (decrease) in cash and cash equivalents                            13,175,884          (483,431)

Cash and cash equivalents
 Beginning                                                                             2,567,998         3,051,429
                                                                               -----------------------------------

 Ending                                                                            $  15,743,882       $ 2,567,998
                                                                               ===================================

                                                                                                       (Continued)



SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2004 and 2003
------------------------------------------------------------------------------------------------------------------


                                                                                     2004             2003
                                                                               -----------------------------------

Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
      Interest                                                                     $     777,142       $   551,398
                                                                               ===================================

      Income taxes                                                                 $           -       $         -
                                                                               ===================================

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
 Transfer of loans to OREO                                                         $     116,513       $         -
                                                                               ===================================

 Unrealized holding gains (losses) on available for sale securities arising
  during the period                                                                $      83,022       $  (402,208)
                                                                               ===================================

 Fractional stock dividend shares payable in cash                                  $           -       $       147
                                                                               ===================================

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
--------------------------------------------------------------------------------

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the "Company"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 and is the sole shareholder of the Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in New Haven and Branford, Connecticut. In 2003, SCB Capital, Inc. was formed as a Connecticut corporation, and in 2004, the Company capitalized SCB Capital, Inc., which became a subsidiary of the Company. SCB Capital, Inc., which is currently inactive, will engage in a limited range of investment banking, advisory and brokerage services, primarily with small and medium size business clients.

Principles of consolidation and basis of financial statement presentation
-------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and SCB Capital, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------


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

Loans held for sale
-------------------

Loans held for sale are those guaranteed portions of SBA loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at the trade dates, and are determined by the difference between the sales proceeds and the carrying value of the loans.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Servicing
---------

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of loans, a portion of the original cost of the loan is allocated to the servicing right, and if the pass-through rate to the investor is less than the note rate, to an interest-only strip, based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing and interest income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing and interest income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Interest only strips are also reported in other assets and are amortized into interest income under the same method as servicing assets.

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income, and the amortization of interest-only strips is netted against interest income.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------


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

Allowance for loan losses
-------------------------

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Interest and fees on loans
--------------------------

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. The accrual of interest income is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days, based on contractual terms, as to either principal or interest, or are otherwise considered impaired. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, and it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A nonaccrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

Loan origination fees, net of direct loan origination costs, are deferred and amortized as an adjustment of the loan's yield generally over the contractual life of the loan, utilizing the interest method.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------


Other real estate owned
-----------------------

Other real estate owned, if any, consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal. Revenue and expense from the operation of other real estate owned and valuation allowances are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Premises and equipment
----------------------

Premises and equipment are stated at cost for purchased assets, and, for assets under capital lease, at the lower of fair value or the net present value of the minimum lease payments required over the term of the lease, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 20 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

Stock compensation plans
------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company's stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied. See "Recent Accounting Pronouncements" below for developments regarding accounting for stock compensation plans.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for 2004 and 2003 would have been increased to the pro forma amounts shown below:

                                                2004               2003
                                         --------------------------------------

 Net loss, as reported                   $       (98,284)  $        (597,927)

 Deduct:  total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards                             (304,387)           (229,473)
                                         --------------------------------------

 Pro forma net loss                      $      (402,671)  $        (827,400)
                                         ======================================

 Basic and diluted loss per share:
 As reported                             $         (0.05)  $           (0.56)
                                         ======================================

 Pro forma                               $         (0.20)  $           (0.78)
                                         ======================================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

      Loans held for sale

      The fair value is based on prevailing market prices.

      Loans receivable

      For variable rate loans which reprice frequently, and have no significant changes in credit risk, fair value is based on the loan's carrying value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year-end rates at which similar loans would be made to borrow.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

Recent accounting pronouncements
--------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. This Statement had no effect on the Company's financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company's financial statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------


On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance (APB 25).

The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply SFAS 123(R) to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

issued  financial   statements  to  recognize  employee
compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of FAS 123(R) on the Company in Fiscal 2006 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company's financial position or results of operations.

Reclassifications
-----------------

Certain  2003  amounts  have  been   reclassified   to  conform  with  the  2004
presentation, and such reclassifications had no effect on 2003 net loss or shareholders' equity.

Note 2.  Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2004 and 2003, the Company was required to have cash and liquid assets of approximately $248,000 and $208,000, respectively, to meet these requirements. In addition, at December 31, 2004 and 2003, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes. Also, at December 31, 2004 and 2003, approximately $158,000 and $212,000, respectively, of short-term investments are maintained at another financial institution to secure available customer letters of credit with that institution, and approximately $11,000 of short-term investments was maintained with that institution at December 31, 2003 to secure an available credit card line of credit for a Company director.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Note 3.    Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2004 and 2003 are as follows:



                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized          Fair
2004                                               Cost            Gains           Losses           Value
----                                         -------------------------------------------------------------------

U.S. Government Sponsored Agency               $11,192,594      $     3,398      $ (214,486)     $10,981,506
 obligations
Mortgage-backed securities                         396,036                -          (5,648)         390,388
                                             -------------------------------------------------------------------
                                               $11,588,630      $     3,398      $ (220,134)     $11,371,894
                                             ===================================================================



                                                                   Gross            Gross
                                                Amortized        Unrealized      Unrealized          Fair
2003                                               Cost            Gains           Losses           Value
----                                         -------------------------------------------------------------------

U.S. Government Sponsored Agency               $ 7,200,948      $         -      $ (269,550)     $ 6,931,398
 obligations
Mortgage-backed securities                       1,576,878                -         (30,208)       1,546,670
                                             -------------------------------------------------------------------
                                               $ 8,777,826      $         -      $ (299,758)     $ 8,478,068
                                             ===================================================================


The following table presents the Company's available for sale securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2004.


                          Less Than 12 Months             12 Months or More                     Total
                      -----------------------------  ----------------------------   ------------------------------
                            Fair       Unrealized         Fair       Unrealized          Fair        Unrealized
                           Value          Loss           Value          Loss            Value           Loss
                      -----------------------------  ----------------------------   ------------------------------
U.S. Government
 Sponsored Agency
 obligations                 $ 497,030     $ 2,970      $ 7,482,916    $ 211,516       $ 7,979,946      $ 214,486
Mortgage-backed
 securities                          -           -          390,388        5,648           390,388          5,648
                      -----------------------------  ----------------------------   ------------------------------
      Totals                 $ 497,030     $ 2,970      $ 7,873,304    $ 217,164       $ 8,370,334      $ 220,134
                      =============================  ============================   ==============================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

At December 31, 2003, all unrealized losses on available-for-sale securities existed for periods of less than twelve months.

At December 31, 2004, the Company had 12 available for sale securities in an unrealized loss position. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company's investment portfolio relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments.

The amortized cost and fair value of available for sale debt securities at December 31, 2004 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

                                                 Amortized             Fair
                                                    Cost               Value
                                          -------------------------------------

Maturity:
 Within one year                                 $    998,097      $    992,810
 After 1 but within 5 years                         6,494,857         6,430,475
 After 5 but within 10 years                        3,199,640         3,084,906
 Over 10 years                                        500,000           473,315
 Mortgage-backed securities                           396,036           390,388
                                           -------------------------------------
                                                 $ 11,588,630      $ 11,371,894
                                           =====================================


At December 31, 2004 and 2003, available for sale securities with a carrying value of $4,838,791 and $2,911,572, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

During 2004 and 2003, proceeds from sales of available for sale securities were $2,000,685 and $4,357,995, respectively, and gross gains of $3,912 and $44,505, respectively, were recognized on such sales.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Note 4.   Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2004 and 2003 is as follows:

                                                  2004               2003
                                           -------------------------------------

Commercial loans secured by real estate    $     22,462,363     $   18,043,588
Commercial loans                                 24,418,458         18,584,292
Construction and land loans                       2,276,818          1,500,891
Residential mortgages                                -                 948,258
Consumer home equity loans                          853,858          1,042,717
Consumer installment loans                          625,330          1,204,920
                                           -------------------------------------
           Total loans                           50,636,827         41,324,666
Net deferred loan fees                             (120,481)           (84,804)
Allowance for loan losses                          (752,394)          (421,144)
                                           -------------------------------------
           Loans receivable, net           $     49,763,952     $   40,818,718
                                           =====================================

The Company services certain loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximated $5,796,324 and $1,174,000 as of December 31, 2004 and 2003, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2004 and 2003, was $66,959 and $20,798, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2004 and 2003.

The changes in the allowance for loan losses for the years ended December 31, 2004 and 2003 are as follows:

                                                      2004           2003
                                                  ------------------------------

Balance, beginning of year                            $ 421,144      $ 232,000
    Provision for loan losses                           341,108        213,100
    Recoveries of loans previously charged-off           19,118            616
    Loans charged-off                                   (28,976)       (24,572)
                                                  ------------------------------
Balance, end of year                                  $ 752,394      $ 421,144
                                                  ==============================

At December 31, 2004 and 2003, the unpaid principal balances of loans placed on nonaccrual status were $227,358 and $94,063, respectively. At December 31, 2004 and 2003, there were no loans delinquent 90 days or more and still accruing interest.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

The following information relates to impaired loans as of and for the years ended December 31, 2004 and 2003:


                                                                                    2004              2003
                                                                             --------------------------------

         Loans receivable for which there is a related allowance for credit
            losses                                                           $     224,154     $      94,063
                                                                             ================================

         Loans receivable for which there is no related allowance for credit
            losses                                                           $       3,204     $        -
                                                                             ================================

         Allowance for credit losses related to impaired loans               $     106,589     $      21,381
                                                                             ================================

         Average recorded investment in impaired loans                       $      37,367     $      13,317
                                                                             ================================


Interest income collected and recognized on impaired loans was $4,286 in 2004, and no interest was collected or recognized on impaired loans in 2003. If nonaccrual loans had been current throughout their terms, additional interest income of approximately $2,300 and $4,800 would have been recognized in 2004 and 2003, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Note 5.   Premises and Equipment

At December 31, 2004 and 2003, premises and equipment consisted of the following:


                                                                                   2004               2003
                                                                            -------------------------------------

        Land                                                                    $    255,766      $    255,766
        Premises under capital lease                                               1,192,036         1,192,036
        Building and improvements                                                    674,046           674,046
        Leasehold improvements                                                       852,647           817,366
        Furniture and fixtures                                                       433,305           399,032
        Equipment                                                                    545,428           483,626
        Software                                                                      49,643            26,589
        Construction in process                                                      177,656            -
                                                                            -------------------------------------
                                                                                   4,180,527         3,848,461
        Less accumulated depreciation and amortization                              (663,713)         (380,463)
                                                                            -------------------------------------
                                                                                $  3,516,814      $  3,467,998
                                                                            =====================================

For the years ended December 31, 2004 and 2003, depreciation and amortization expense related to premises and equipment totaled $283,250 and $219,853, respectively.

Premises under capital lease of $1,192,036, and related accumulated amortization of $165,292 and $105,690, as of December 31, 2004 and 2003, respectively, are included in premises and equipment.

Note 6.  Deposits

At December 31, 2004 and 2003, deposits consisted of the following:


                                                                                    2004              2003
                                                                            -------------------------------------

        Noninterest bearing                                                    $  17,334,393     $  13,781,286
                                                                            -------------------------------------
        Interest bearing:
            Checking                                                               8,708,930         3,499,378
            Money market                                                          20,604,704        17,251,327
            Savings                                                                3,299,676         2,633,341
            Time certificates, less than $100,000                                  3,241,527         3,057,294
            Time certificates, $100,000 or more                                    5,511,147         7,051,249
                                                                            -------------------------------------
              Total interest bearing                                              41,365,984        33,492,589
                                                                            -------------------------------------

                   Total deposits                                              $  58,700,377     $  47,273,875
                                                                            =====================================


SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Contractual maturities of time certificates of deposit as of December 31, 2004 are summarized below:

        Due within:
            1 year                      $   7,117,220
            1-2 years                         807,758
            2-3 years                         632,416
            3-4 years                         139,805
            4-5 years                          55,475
                                      ------------------
                                        $   8,752,674
                                      ==================

Interest expense on certificates of deposit in denominations of $100,000 or more was $150,468 and $90,394 for the years ended December 31, 2004 and 2003, respectively.

Note 7.  Commitments

Federal Home Loan Bank borrowings and stock
-------------------------------------------

The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2004 and 2003, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at December 31, 2004 and 2003.

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

Employment agreements
---------------------

The Company entered into an employment agreement (the "Chairman Agreement") with the Chairman and Chief Executive Officer of the Company and the Bank with an initial term of five years beginning October 1, 2001, which may be extended for additional one-year terms at the end of the initial term. In October 2003, the Company amended the Chairman Agreement to extend the initial five-year term by one year. The Chairman Agreement provides for a base salary with annual adjustments, and an annual bonus, as determined by the Board of Directors. The Chairman Agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment and bank-related education and convention expenses.

Also, under the Chairman Agreement, the Company issued to the Chairman options to purchase 50,000 shares of the Company's stock under the terms of the Company's 2001 Stock Option Plan (see Note 10).

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

Also, the Company entered into an employment agreement (the "President Agreement") with the President of the Bank effective in January 2005, which expires on December 31, 2006 with an automatic extension through December 31, 2007, unless earlier terminated by the Company. The President Agreement provides for a base salary, with annual adjustments, and an annual bonus as determined by the Board of Directors. The President Agreement also provides for vacation and various insurance benefits and reimbursement for automobile, travel, entertainment, club dues and bank-related education and convention expenses. Also, under a prior agreement, the Company issued to the President options to purchase 20,000 shares of the Company's stock under the terms of the Company's 2002 Stock Option Plan (see Note 10).

In the event of the early termination of the President for any reason other than cause, the Company would be obligated to compensate the President, in accordance with the terms of the Present Agreement, through the full term of the President Agreement. Further, in the event the President's position shall end or his responsibilities be significantly reduced as a result of a business combination (as defined), the President will be entitled to a lump sum payment equal to three times his then current annual compensation, plus his bonus for the prior year.

Note 8.  Lease and Subleases

The Company leases the Bank's main office under a twenty-year capital lease that expires in 2021. In addition, the Company leases its Branford branch office under a twenty-year capital lease that expires in 2022. Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance. The Company has also entered into an operating lease for the main office of its new bank subsidiary expected to be formed and become operational in 2005 (see Note 17). The initial term of the lease expires in 2009, and the lease contains three five-year renewal options. The Company also leases the driveway to its main office and certain equipment under non-cancelable operating leases.

The Company has also entered into a five-year sublease agreement for excess office space in its premises with a tenant, the principal of which is related to the Company's Vice Chairman.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

At December 31, 2004, future minimum lease payments to be made and received under these leases by year and in the aggregate, are as follows:


         Year                                         Capital Leases        Operating Leases   Sublease Income
         --------------------------------------------------------------------------------------------------------

          2005                                       $         161,506      $         57,636   $         14,107
          2006                                                 166,028                56,146              3,553
          2007                                                 171,424                53,747              -
          2008                                                 178,564                49,199              -
          2009                                                 183,087                54,625              -
          2010 and thereafter                                2,639,885               850,306              -
                                                     --------------------   --------------------------------------
                                                             3,500,494      $      1,121,659   $         17,660
                                                                            ======================================
          Less amount representing interest                 (2,310,308)
                                                     --------------------
          Present value of future minimum lease
              payments - capital lease obligation    $       1,190,186
                                                     ====================

Total rent expense charged to operations under the operating leases approximated $4,400 and $3,200 for the years ended December 31, 2004 and 2003, respectively. Rental income under the subleases approximated $17,300 and $17,200 for the years ended December 31, 2004 and 2003, respectively.

Note 9.  Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2004 and 2003 is as follows:

                                                         2004            2003
                                                      --------------------------

   Benefit for income taxes at statutory Federal rate $ (33,417)     $ (203,295)
   State tax benefit, net of Federal benefit             (4,469)        (29,201)
   Increase in valuation allowance                       43,803         253,878
   Other                                                 (5,917)        (21,382)
                                                      --------------------------
                                                      $     -        $      -
                                                      ==========================

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

At December 31, 2004 and 2003, the components of gross deferred tax assets and liabilities are as follows:


                                                                                  2004              2003
                                                                            -------------------------------------

        Deferred tax assets:
            Allowance for loan losses                                          $     293,057      $    164,036
            Net operating loss carryforwards                                         856,086           906,259
            Start-up costs                                                            85,430           142,401
            Unrealized loss on available for sale securities                          84,419           116,756
            Other                                                                    104,587            66,796
                                                                            -------------------------------------
              Gross deferred tax assets                                            1,423,579         1,396,248
            Less valuation allowance                                              (1,316,075)       (1,304,609)
                                                                            -------------------------------------
              Deferred tax assets - net of valuation allowance                       107,504            91,639
                                                                            -------------------------------------

        Deferred tax liabilities:
            Tax bad debt reserve                                                      21,897            25,736
            Depreciation                                                              85,607            65,903
                                                                            -------------------------------------
              Gross deferred tax liabilities                                         107,504            91,639
                                                                            -------------------------------------

              Net deferred tax liability                                       $      -           $     -
                                                                            =====================================

As of December 31, 2004, the Company had tax net operating loss carryforwards of approximately $2,200,000 available to reduce future Federal and state taxable income, which expire in 2021 through 2023.

The net changes in the valuation allowance for 2004 and 2003 were increases of $11,466 and $370,634, respectively. The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized. The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding gains or losses on available for sale securities.

Note 10.    Shareholders' Equity

On June 17, 2004, the Company completed a public offering of 1,723,000 shares of its common stock at $8.50 per share, with net proceeds of $13,293,012, after deduction of the underwriter's discount and offering expenses aggregating $1,352,489.

In addition, in conjunction with the exercise of stock options and warrants, the Company issued 11,391 shares of its common stock, with aggregate proceeds of $105,675 in 2004.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Stock dividend
--------------

On January 13, 2004, the Company declared a 10% stock dividend that was distributed on February 16, 2004. As a result, the 2003 balance sheet and statement of changes in shareholders' equity, and all per share amounts, have been retroactively revised to reflect this dividend as if it were effective at December 31, 2003. Generally accepted accounting principles require such dividends to be recorded at fair value; however, when there is an accumulated deficit, the Securities and Exchange Commission ("SEC") advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital.

Income (loss) per share
-----------------------

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic and fully diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share. For the periods presented, the common stock equivalents described below have been excluded from the computation of the net loss per share because the inclusion of such equivalents is anti-dilutive. Weighted average shares outstanding were 2,001,772 and 1,063,320 for the years ended December 31, 2004 and 2003, respectively, after giving effect in 2003 to the stock dividend declared in January 2004.

Stock options
-------------

The Company has adopted two stock option plans, the 2001 Stock Option Plan (the "2001 Option Plan") and the 2002 Stock Option Plan (the "2002 Option Plan"), under which an aggregate of 429,680 shares of the Company's common stock are reserved for issuance upon the exercise of both incentive options and nonqualified options granted under both option plans.

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

Options under both plans have a term of ten years unless otherwise determined at the time of grant, except that incentive options granted to any ten percent shareholder will have a term of five years unless a shorter term is fixed. Under both option plans, unless otherwise fixed at the time of grant, 40% of the options become exercisable one year from the date of grant, and 30% of the options become exercisable at each of the second and third anniversaries from the date of grant.

Upon adoption of the 2002 Option Plan in May 2002, the Company determined that no additional options will be granted under the 2001 Option Plan.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

A summary of the status of the stock options at December 31, 2004 and 2003, and changes during the years then ended, is as follows.


                                                                 2004                              2003
                                                     -------------------------------    ------------------------------

                                                                      Weighted-                         Weighted-
                                                       Number          Average           Number          Average
                                                         of           Exercise             of            Exercise
                                                       Shares           Price            Shares           Price
                                                     ------------------------------------------------------------------


      Outstanding at beginning of year                 317,480            $8.37            74,140            $10.91
      Granted                                           53,260             8.59           255,110              7.66
      Terminated                                       (18,386)            8.05           (11,770)             9.08
      Exercised                                         (5,847)            7.73             -                  -
                                                     ------------                       ------------
      Outstanding at end of year                       346,507             8.43           317,480              8.37
                                                     ============                       ============

      Exercisable at end of year                       156,015            $9.01            44,814            $10.91
                                                     ============       ==========      ============       =========

      Weighted-average fair value per option
          of options granted during the year         $    3.43                         $     2.44
                                                     ============                       ============

At December 31, 2004 and 2003, the exercise prices on outstanding options ranged from $7.27 to $10.91. The weighted-average remaining contractual life for the options outstanding at December 31, 2004 and 2003 is 8.4 and 9.2 years, respectively.

The fair value of  options  issued in 2004 and 2003 was  estimated  at the grant
date  using  the   Black-Scholes   option-pricing   model  with  the   following
assumptions:

                                                   2004               2003
                                             -----------------------------------

     Dividend rate                                   -                 -
     Risk free interest rate                  3.51% to 4.37%     2.88% to 4.02%
     Weighted-average expected lives             8 years           8 years
     Volatility                                    20%               20%

Stock warrants
--------------

The Company adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the "Warrant Plans"), under which an aggregate of 73,509 shares of the Company's common stock are reserved for issuance upon the exercise of warrants granted to non-employee directors of the Company and the Bank, and certain other individuals involved in the organization of the Bank.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Warrants under the Warrant Plans have a term of ten years. Forty percent of the warrants become exercisable one year from the date of grant, and 30% of the warrants become exercisable at each of the second and third anniversaries from the date of grant.

A summary of the status of the warrants at December 31, 2004 and 2003, and changes during the years then ended, is as follows.


                                                            2004                               2003
                                                 ------------------------------      ----------------------------

                                                                  Weighted-                        Weighted-
                                                  Number           Average            Number        Average
                                                    of             Exercise             of          Exercise
                                                  Shares            Price             Shares         Price
                                                 ----------------------------------------------------------------

         Outstanding at beginning of year           79,953          $10.91              79,953          $10.91
         Granted                                     -                -                   -               -
         Exercised                                  (5,544)          10.91                -               -
         Terminated                                   (900)          10.91                -               -
                                                   ----------                          ----------
         Outstanding at end of year                 73,509           10.91              79,953           10.91
                                                   ==========                          ==========

         Exercisable at end of year                 73,509          $10.91              55,967          $10.91
                                                   ==========       =========          ==========       =========

         Weighted-average fair value per
             warrant of warrants granted during
             the year                                  N/A                                 N/A
                                                   ==========                          ==========

The weighted-average remaining contractual life for the warrants outstanding at December 31, 2004 and 2003 is 6.7 and 7.7 years, respectively.

Note 11. 401(k) Profit Sharing Plan

The Bank's employees are eligible to participate in the Bank of Southern Connecticut 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan.
Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no discretionary contributions made by the Bank during 2004 and 2003.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2004:

                                                2004                 2003
                                          --------------------------------------

  Commitments to extend credit:
      Future loan commitments             $       5,855,800     $    3,752,000
      Unused lines of credit                      8,767,479          9,065,661
      Undisbursed construction loans                103,900            729,220
  Financial standby letters of credit             1,138,055            933,055
                                          --------------------------------------
                                          $      15,865,234     $   14,479,936
                                          ======================================

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since then, that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios at December 31, 2004 and 2003 were (dollars in thousands):



                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
2004                                            Actual                   Purposes              Action Provisions
----                                    -------------------------   ----------------------   ------------------------
                                         Amount       Ratio          Amount     Ratio         Amount      Ratio
                                        -----------------------------------------------------------------------------
The Company:
------------
Total Capital to Risk-Weighted Assets   $  21,667       33.24%      $  5,215      8.00%         N/A         N/A
Tier I Capital to Risk-Weighted Assets     20,915       32.08%         2,608      4.00%         N/A         N/A
Tier I Capital to Average Assets           20,915       24.66%         3,393      4.00%         N/A         N/A

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------


                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
                                                Actual                   Purposes              Action Provisions
                                        -------------------------   ----------------------   ------------------------
                                         Amount       Ratio          Amount     Ratio         Amount      Ratio
                                        -----------------------------------------------------------------------------
The Bank:
---------
Total Capital to Risk-Weighted Assets   $  12,285       20.84%      $  4,716      8.00%      $  5,895       10.00%
Tier I Capital to Risk-Weighted Assets     11,546       19.59%         2,358      4.00%         3,536        6.00%
Tier I Capital to Average Assets           11,546       14.87%         3,106      4.00%         3,882        5.00%


                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
2003                                            Actual                   Purposes              Action Provisions
----                                        -------------------------   ----------------------   ------------------------
                                         Amount       Ratio          Amount     Ratio         Amount      Ratio
                                        -----------------------------------------------------------------------------
The Company:
------------
Total Capital to Risk-Weighted Assets   $   8,035       17.27%      $  3,722      8.00%         N/A         N/A
Tier I Capital to Risk-Weighted Assets      7,614       16.36%         1,862      4.00%         N/A         N/A
Tier I Capital to Average Assets            7,614       14.18%         2,148      4.00%         N/A         N/A


                                                                                                  To Be Well
                                                                        For Capital            Capitalized Under
                                                                         Adequacy              Prompt Corrective
                                                Actual                   Purposes              Action Provisions
                                        -------------------------   ----------------------   ------------------------
                                         Amount       Ratio          Amount     Ratio         Amount      Ratio
                                        -----------------------------------------------------------------------------
The Bank:
---------
Total Capital to Risk-Weighted Assets   $   8,013       17.24%      $  3,718      8.00%      $  4,648       10.00%
Tier I Capital to Risk-Weighted Assets      7,592       16.33%         1,860      4.00%         2,789        6.00%
Tier I Capital to Average Assets            7,592       14.16%         2,145      4.00%         2,681        5.00%

Restrictions on dividends, loans or advances
--------------------------------------------

The Company's ability to pay cash dividends is dependent on the Bank's ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay cash dividends in excess of the Bank's net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company. During 2002, the Bank requested, and was granted, permission from the State of Connecticut Department of Banking, to pay a special dividend to the Company in the amount of $200,000. At December 31, 2004 and 2003, no dividends may be declared by the Bank without regulatory approval.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

Changes in loans outstanding to such related parties during 2004 and 2003 are as follows:


                                                                2004                2003
                                                          --------------------------------------

       Balance, beginning of year                         $       797,421    $         534,637
       Additional loans                                         1,081,259            1,225,195
       Repayments                                              (1,079,208)            (962,411)
       Adjustment for former related parties                      (10,777)               -
                                                          --------------------------------------
       Balance, end of year                               $       788,695    $         797,421
                                                          ======================================

Related party deposits aggregated approximately $3,164,000 and $7,108,000 as of December 31, 2004 and 2003, respectively.

Included in professional services for the years ended December 31, 2004 and 2003 are approximately $15,500 and $4,800, respectively, of legal fees incurred for services provided by law firms, principals of which were directors of the Company. Included in consulting fees for the years ended December 31, 2004 and 2003 are $6,300 and $29,300, respectively, in consulting fees and expenses paid to entities, the principals of which are related to Company directors.

During 2004 and 2003, the Company paid approximately $6,300 and $1,500, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

During 2004 and 2003, the Company purchased investment securities, including accrued interest and fees, of approximately $7,975,000 and $10,950,000, respectively, through an investment brokerage firm, an employee of which is related to the Company's Chairman and Chief Executive Officer.

As described in Note 8, rental income and expense reimbursements of approximately $13,400 and $16,500 were received in 2004 and 2003, respectively, from a tenant, the principal of which is related to the Company's Vice Chairman.

In January 2004, the Company sold a $250,000 participation interest in a loan relationship to a company, the principals of which are directors of the Company. In April 2004, the Company repurchased the participation interest from this Company.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Note 15. Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                                    2004
                                                              ---------------------------------------------------
                                                                Before-Tax          Taxes          Net-of-Tax
                                                                  Amount                             Amount
                                                              ----------------------------------------------------

     Unrealized holding gains arising during period           $       86,934   $        -         $     86,934

     Less reclassification adjustment for gains recognized
         in income                                                    (3,912)           -               (3,912)
                                                              ---------------------------------------------------

     Unrealized holding gain on available for sale
         securities, net of taxes                             $       83,022   $        -         $     83,022
                                                              ===================================================


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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2004 and 2003. The estimated fair value amounts for 2004 and 2003 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

As of December 31, 2004 and 2003, the recorded book balances and estimated fair values of the Company's financial instruments were:


                                                                  2004                           2003
                                                    --------------------------------------------------------------
                                                       Recorded                       Recorded
                                                         Book                           Book
                                                       Balance       Fair Value       Balance       Fair Value
                                                    --------------------------------------------------------------
      Financial Assets:
       Cash and due from banks                         $ 1,986,193     $ 1,986,193    $ 1,147,883     $ 1,147,883
       Federal funds sold                                5,385,000       5,385,000        966,000         966,000
       Short-term investments                            8,372,689       8,372,689        454,115         454,115
       Available for sale securities                    11,371,894      11,371,894      8,478,068       8,478,068
       Federal Home Loan Bank stock                         47,100          47,100         21,500          21,500
       Loans receivable, net                            49,763,952      49,537,489     40,818,718      40,818,116
       Accrued interest receivable                         265,581         265,581        196,545         196,545
       Servicing rights                                     66,959          66,959         20,798          20,798

      Financial Liabilities:
       Noninterest-bearing deposits                     17,334,393      17,334,353     13,781,286      13,781,256
       Interest bearing checking accounts                8,708,930       8,708,930      3,499,378       3,499,378
       Money market deposits                            20,604,704      20,604,704     17,251,327      17,251,327
       Savings deposits                                  3,299,676       3,299,676      2,633,341       2,633,341
       Time certificates of deposits                     8,752,674       8,636,377     10,108,543      10,197,429
       Repurchase agreements                               827,031         827,031        339,752         339,752

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

December 31, 2004 and 2003
--------------------------------------------------------------------------------

Unrecognized financial instruments
----------------------------------

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2004 and 2003.

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

Note 17.   Business Developments

During 2003, the Company's Board of Directors approved the establishment of a new commercial bank in New London, Connecticut, and will fund the establishment of the new bank with capital raised during 2004. Subject to final regulatory approval, the Company plans to open the new bank in the middle of 2005.

In June 2004, the Company, through a nominee, entered into an agreement to purchase a site with land and two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property is $495,000. During 2004, the Bank filed applications to the Connecticut Department of Banking and the FDIC to establish bank operations at the Clinton location. Due to a delay in completing the acquisition of the Clinton property, the Bank's initial application to the FDIC to establish the Clinton branch was withdrawn pending completion of the acquisition of the property. Development of the property is expected to begin in the second half of 2005, at which time the Bank will reapply with the FDIC for permission to establish the Clinton branch.

Note 18.   Fourth Quarter Adjustments (Unaudited)

During the fourth quarter of 2004, the Company recorded a provision for loan losses of approximately $223,000 primarily due to an increase in, and evaluation of, impaired loans during the fourth quarter.