Form 10QSB
period 2005-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2005-05-13
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005


Commission file number 0-49784


                       SOUTHERN CONNECTICUT BANCORP, INC.
           (Name of Small Business Issuer as Specified in Its Charter)


                 Connecticut                               06-1609692
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                 Identification Number)


                                215 Church Street
                          New Haven, Connecticut 06510
                    (Address of Principal Executive Offices)


                                 (203) 782-1100
                            ------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]


The number of shares of the issuer's Common Stock, par value $.01 per share, outstanding as of May 10, 2005: 2,937,596

Transitional Small Business Disclosure Format

Yes  __  No  X




                                Table of Contents
                                     Part I
                              Financial Information
                                                                                                 Page
Item 1. Financial Statements

       Consolidated Balance Sheets as of
       March 31, 2005 (unaudited) and December 31, 2004                                             2

       Consolidated Statements of Operations
       for the three months ended March 31, 2005
       and 2004 (unaudited)                                                                         3

       Consolidated Statements of Changes in
       Shareholders' Equity for the three months ended
       March 31, 2005 and 2004 (unaudited)                                                          4

       Consolidated Statements of Cash Flows for the three months ended March
       31, 2005 and 2004 (unaudited)                                                            5 - 6

       Notes to Consolidated Financial Statements (unaudited)                                       7


Item 2. Management's Discussion and Analysis or Plan of Operation                                  15

Item 3. Controls and Procedures                                                                    32


                                     Part II
                                Other Information

Item 1. Legal Proceedings                                                                          33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                33

Item 3. Defaults Upon Senior Securities                                                            33

Item 4. Submission of Matters to a Vote of Security Holders                                        33

Item 5. Other Information                                                                          33

Item 6. Exhibits and Reports on Form 8-K                                                           33

Signatures                                                                                         36

Exhibit Index                                                                                      37




SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2005 (unaudited) and December 2004
                                                                    2005            2004
                                                                ------------    ------------
Assets
Cash and due from banks                                         $  1,168,373    $  1,986,193
Federal funds sold                                                 8,603,000       5,385,000
Short-term investments                                             8,473,410       8,372,689
                                                                ------------    ------------
Cash and cash equivalents                                         18,244,783      15,743,882
                                                                ------------    ------------

Available for sale securities, at fair value                      11,128,425      11,371,894
Federal Home Loan Bank Stock                                          47,100          47,100
Loans receivable (net of allowance for loan losses of
  $770,144 in 2005 and $752,394 in 2004)                          52,955,894      49,763,952
Loans held for sale, at fair value                                   636,921          98,742
Accrued interest receivable                                          327,139         265,581
Premises and equipment, net                                        3,704,847       3,516,814
Other assets                                                         989,904         886,778
                                                                ------------    ------------
Total assets                                                    $ 88,035,013    $ 81,694,743
                                                                ============    ============

Liabilities and Shareholders' Equity

Liabilities
Deposits
      Noninterest bearing deposits                              $ 17,206,127    $ 17,334,393
      Interest bearing deposits                                   48,143,829      41,365,984
                                                                ------------    ------------
Total deposits                                                    65,349,956      58,700,377

Repurchase agreements                                                592,922         827,031
Accrued expenses and other liabilities                               366,417         279,422
Capital lease obligations                                          1,189,953       1,190,186
                                                                ------------    ------------
Total liabilities                                                 67,499,248      60,997,016
                                                                ------------    ------------

Commitments and Contingencies                                           --              --

Shareholders' Equity
Preferred stock, no par value; 500,000 shares authorized;
  none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2005 2,937,596; 2004 2,797,711         29,376          27,977
Additional paid-in capital                                        24,084,213      24,085,612
Accumulated deficit                                               (3,214,693)     (3,199,126)
Accumulated other comprehensive loss - net unrealized
  loss on available for sale securities                             (363,131)       (216,736)
                                                                ------------    ------------
Total shareholders' equity                                        20,535,765      20,697,727
                                                                ------------    ------------

Total liabilities and shareholders' equity                      $ 88,035,013    $ 81,694,743
                                                                ============    ============

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004(unaudited)

                                                                     Three Months Ended
                                                                          March 31
                                                                 --------------------------
                                                                       2005           2004
Interest Income:                                                       ----           ----
Interest and fees on loans                                       $   988,078    $   815,211
Interest on securities                                                86,660         47,849
Interest on federal funds sold and short-term investments             89,328          9,715
                                                                 --------------------------
Total interest income                                              1,164,066        872,775
                                                                 --------------------------

Interest Expense:
Interest expense on deposits                                         190,627        152,336
Interest expense on capital lease obligations                         43,147         42,572
Interest expense on repurchase agreements and other borrowings         2,780          2,102
                                                                 --------------------------
Total interest expense                                               236,554        197,010
                                                                 --------------------------

Net interest income                                                  927,512        675,765

Provision for Loan Losses                                             17,000         31,750
Net interest income after
                                                                 --------------------------
provision for loan losses                                            910,512        644,015
                                                                 --------------------------

Noninterest Income:
Service charges and fees                                              80,796         57,611
Gains and fees from sales and referrals of SBA loans                  13,273        131,834
Gains on sales of available for sale securities                         --             (944)
Other noninterest income                                              43,660         24,274
                                                                 --------------------------
Total noninterest income                                             137,729        212,775
                                                                 --------------------------

Noninterest Expense
Salaries and benefits                                                557,433        459,290
Occupancy and equipment                                              143,339        125,929
Professional services                                                 94,140         61,766
Data processing and other outside services                            76,484         69,229
Advertising and promotional expense                                   27,534         11,194
Forms, printing and supplies                                          17,275         15,814
Other operating expenses                                             147,603         77,856
                                                                 --------------------------
Total noninterest expenses                                         1,063,808        821,078
                                                                 --------------------------

Provision for income taxes                                              --             --
                                                                 --------------------------

Net (loss) income                                                $   (15,567)   $    35,712
                                                                 ==========================

Basic (Loss) Income per Share                                    $     (0.01)   $      0.03
                                                                 ==========================
Diluted (Loss) Income per Share                                  $     (0.01)   $      0.03
                                                                 ==========================

Dividends per Share                                              $      --      $      --
                                                                 ==========================

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2005 and 2004(unaudited)



                                                                                                 Accumulated
                                                                   Additional                       Other
                                           Number      Common       Paid-in      Accumulated     Comprehensive
                                        of Shares       Stock       Capital        Deficit            Loss              Total
                                        -------------------------------------------------------------------------------------------

Balance December 31, 2003                 1,063,320   $   10,633   $ 10,704,269   $(3,100,842)    $ (299,758)       $(7,314,302 58)

Comprehensive Income:
  Net Loss                                        -            -              -        35,712                  -            35,712
  Unrealized holding gain on available
    for sale securities                           -            -              -             -        175,982               175,982
                                                                                                                 ------------------
      Total comprehensive income                                                                                           211,694
                                                                                                                 ------------------

Exercise of Stock Warrants                    5,544           56         60,424             -                  -            60,480

                                        -------------------------------------------------------------------------------------------
Balance March 31, 2004                    1,068,864   $   10,689   $ 10,764,693   $(3,065,130)    $ (123,776)        $   7,586,476
                                        ===========================================================================================

Balance December 31, 2004                 2,797,711   $   27,977   $ 24,085,612   $(3,199,126)    $ (216,736)        $ (20,697,727)

Comprehensive Loss:
  Net Loss                                        -           -              -        (15,567)                 -           (15,567)
  Unrealized holding loss on available
    for sale securities                           -           -              -             -        (146,395)             (146,395)
                                                                                                                 ------------------
      Total comprehensive loss                                                                                            (161,962)
                                                                                                                 ------------------

5% stock dividend declared
  April 12, 2005                            139,885        1,399         (1,399)            -                  -                 -

                                        -------------------------------------------------------------------------------------------
Balance March 31, 2005                    2,937,596   $   29,376   $ 24,084,213   $(3,214,693)    $ (363,131)         $ 20,535,765
                                        ===========================================================================================

See Notes to Consolidated Financial Statements.




SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004 (unaudited)

Cash Flows From Operations                                                          2005            2004
                                                                               ----------------------------
Net (loss) income                                                              $    (15,567)   $     35,712
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
    Amortization and accretion of premiums and discounts on investments, net           (510)         14,663
    Provision for loan losses                                                        17,000          31,750
    Losses on sales of available for sale securities                                   --               944
    Loans originated for sale                                                      (538,179)           --
    Proceeds from sales of SBA loans                                                   --         1,256,593
    Gains on sales of SBA loans                                                        --          (125,986)
    Depreciation and amortization                                                    72,739          70,543
    Increase in cash surrender value of life insurance                               (9,000)         (3,061)
    Changes in assets and liabilities:
      Increase in deferred loan fees                                                  1,257           8,262
      Increase in accrued interest receivable                                       (61,558)        (26,015)
      Increase in other assets                                                      (94,126)        (52,460)
      Increase (decrease) in accrued expenses and other liabilities                  86,995         (69,573)
                                                                               ----------------------------
                Net cash (used in) provided by operating activities                (540,949)      1,141,372
                                                                               ----------------------------

Cash Flows From Investing Activities
Principal repayments on available for sale securities                                97,584         319,768
Proceeds from sales of available for sale securities                                   --           999,375
Net increase in loans receivable                                                 (3,210,199)     (6,216,055)
Purchases of premises and equipment                                                (260,772)        (32,442)
                                                                               ----------------------------
                Net cash used in investing activities                            (3,373,387)     (4,929,354)
                                                                               ----------------------------

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits                         3,903,469       3,581,539
Net increase in certificates of deposit                                           2,746,110       4,789,675
Net (decrease) increase in repurchase agreements                                   (234,109)        534,858
Principal payments on capital lease obligations                                        (233)           (211)
Exercise of stock options and warrants                                                 --            60,480
                                                                               ----------------------------
                Net cash provided by financing activities                         6,415,237       8,966,341
                                                                               ----------------------------

                Net increase in cash and cash equivalents                         2,500,901       5,178,359

Cash and cash equivalents
                Beginning                                                        15,743,882       2,567,998
                                                                               ----------------------------
                Ending                                                         $ 18,244,783    $  7,746,357
                                                                               ============================

See Notes to Consolidated Financial Statements




SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2005 and 2004 (unaudited)

                                                                                2005        2004
Supplemental disclosures of cash flow information:                           ----------   --------
  Cash paid during the period for:
    Interest                                                                 $  226,233   $184,512
                                                                             ==========   ========

    Income taxes                                                             $     --     $   --
                                                                             ==========   ========

Supplemental disclosures of noncash investing activities
Transfer of Loans to OREO                                                    $     --     $116,513
                                                                             ==========   ========

Unrealized holding (losses) gains on available for sale securities arising
    during the period                                                        $ (146,395)  $175,982
                                                                             ==========   ========


See Notes to Consolidated Financial Statements.


Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

         Southern Connecticut Bancorp, Inc. ("Bancorp"), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, The Bank of Southern Connecticut (the "Bank"). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in New Haven and Branford Connecticut. The Bank is a Small Business Administration ("SBA") lender, and generally sells participations in the guaranteed portion of such loans. In 2003, SCB Capital Inc. was formed as a Connecticut corporation, and in April 2004 Bancorp capitalized SCB Capital, Inc., which became a subsidary of the Company. SCB Capital, Inc. will engage in a limited range of investment banking, advisory, and brokerage services, primarily with small to medium size business clients. On April 28, 2004, Bancorp received a temporary certificate of incorporation from the Banking Department of the State of Connecticut to open a new bank, to be named The Bank of Southeastern Connecticut, to be located in New London, Connecticut.

Note 2.  Basis of Financial Statement Presentation

         The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying consolidated unaudited financial statements as of and for the three months ended March 31, 2005 and 2004 and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2004.

         The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

Note 3.        Available for Sale Securities

         The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2005 and December 31, 2004 are as follows:



                                                                Gross            Gross
                                                 Amortized    Unrealized       Unrealized       Fair
March 31, 2005                                      Cost        Gains            Losses         Value
                                               -----------------------------------------------------------
U.S. Government Sponsored Agency Obligations   $ 11,193,873   $       --      $   (346,602)   $ 10,847,271
Mortgage Backed Securities                          297,683           --           (16,529)        281,154
                                               -----------------------------------------------------------
                                               $ 11,491,556   $       --      $   (363,131)   $ 11,128,425
                                               ===========================================================


                                                                 Gross            Gross
                                                  Amortized    Unrealized       Unrealized       Fair
December 31, 2004                                    Cost        Gains            Losses         Value
                                                -----------------------------------------------------------
U.S. Government Sponsored Agency Obligations   $ 11,192,594   $      3,398    $   (214,486)   $ 10,981,506
Mortgage Backed Securities                          396,036           --            (5,648)        390,388
                                               -----------------------------------------------------------
                                               $ 11,588,630   $      3,398    $   (220,134)   $ 11,371,894
                                               ===========================================================




At March 31, 2005, gross unrealized holding losses on available for sale securities totaled $363,131. Of the securities with unrealized losses, the total unrealized losses on securities for twelve months or longer amounted to $320,845. Management does not believe that any of the unrealized losses as of March 31, 2005 are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2004, gross unrealized holding losses on available for sale securities totaled $220,134. Of the securities with unrealized losses, there were unrealized losses in the amount of $217,164 for a period in excess of twelve months.

Note 4.       Loans Receivable

A summary of Bancorp's loan portfolio at March 31, 2005 and December 31, 2004 is as follows:

                                         March 31, 2005      December 31, 2004
                                         --------------      -----------------

Commercial loans secured by real estate   $ 24,261,673         $ 22,462,363
Commercial loans                            25,674,825           24,418,458
Construction and land loans                  2,345,389            2,276,818
Residential mortgages                          160,000                 --
Consumer home equity loans                     762,948              853,858
Consumer installment loans                     642,941              625,330
                                          ------------         ------------
        Total loans                         53,847,776           50,636,827
Net deferred loan fees                        (121,738)            (120,481)
Allowance for loan losses                     (770,144)            (752,394)
                                          ------------         ------------
        Loans receivable, net             $ 52,955,894         $ 49,763,952
                                          ============         ============





Note 5.          Deposits

At March 31, 2005 and December 31, 2004, deposits consisted of the following:




                                        March 31, 2005      December 31, 2004
                                        --------------      -----------------
Noninterest bearing deposits              $17,206,127         $17,334,393
                                          -----------         -----------

Interest bearing deposits
  Checking                                  4,723,991           5,337,096
  Now                                       3,539,256           3,371,834
  Money Market                             23,956,523          20,604,704
  Savings                                   4,425,275           3,299,676
                                          -----------         -----------
  Checking, money market & savings         36,645,045          32,613,310
                                          -----------         -----------

  Time Certificates under $100,000          3,632,105           3,241,527
  Time Certificates of $100,000 or more     7,866,679           5,511,147
                                          -----------         -----------
  Time deposits                            11,498,784           8,752,674
                                          -----------         -----------
                                           48,143,829          41,365,984
                                          -----------         -----------
Total deposits                            $65,349,956         $58,700,377
                                          ===========         ===========



Note 6.        Available Borrowings

         The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). At March 31, 2005, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at March 31, 2005.

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

Note 7.       Stock Dividend and Income (Loss) Per Share


         On April 12, 2005, the Company declared a 5% stock dvidend that was distributed on May 9, 2005. As a result, the March 31, 2005 balance sheet and statement of changes to in shareholders' equity, and all per share amounts, have been retroactively revised to reflect this dividend as if it were effective at March 31, 2005. Generally accepted accounting principals require such dividends to be recorded at fair value, however, when there is an accumulated deficit, the Securities and Exchange Commission ("SEC") advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital.


Bancorp is required to present basic income (loss) per share and diluted  income
(loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted
(loss) income per share.  The following is information  about the computation of
(loss) income per share for the three months ended March 31, 2005 and 2004.


(Loss) Income per Share

Three Months Ended March 31, 2005
                                                                                                     Amount
                                                          Net Income              Shares             Per Share
                                                     -------------------  -------------------  -------------------
Basic Loss Per Share
  Income available to common shareholders                     $ (15,567)           2,937,596              $ (0.01)
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                                  -                    -                    -
                                                     -------------------  -------------------  -------------------
Diluted Loss Per Share
  Income available to common shareholders
  plus assumed conversions                                    $ (15,567)           2,937,596              $ (0.01)
                                                     ===================  ===================  ===================




Three Months Ended March 31, 2004
                                                                                                     Amount
                                                          Net Income              Shares             Per Share
                                                     -------------------  -------------------  -------------------
Basic Income Per Share
  Income available to common shareholders                      $ 35,712            1,117,829               $ 0.03
Effect of Dilutive Securities
  Warrants/Stock Options outstanding                                  -               61,936                    -
                                                     -------------------  -------------------  -------------------
Diluted Income Per Share
  Income available to common shareholders
  plus assumed conversions                                     $ 35,712            1,179,765               $ 0.03
                                                     ===================  ===================  ===================





For the three months ended March 31, 2005, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.



Note  8.      Other Comprehensive Income (Loss)

         Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:



                                                                         Three Months Ended
                                                                            March 31, 2005
                                                        -----------------------------------------------------
                                                           Before-Tax                          Net-of-Tax
                                                             Amount             Taxes            Amount
                                                        -----------------------------------------------------
Unrealized holding losses arising during the period            $ (146,395)             $ -         ($146,395)

Add: Reclassification adjustment for amounts                                                               -
recognized in net loss                                                  -                -                 -
                                                        -----------------------------------------------------
Unrealized holding loss on available for sale
securities                                                     $ (146,395)             $ -         $(146,395)
                                                        =====================================================

                                                                         Three Months Ended
                                                                            March 31, 2004
                                                        -----------------------------------------------------
                                                           Before-Tax                          Net-of-Tax
                                                             Amount             Taxes            Amount
                                                        -----------------------------------------------------
Unrealized holding gains arising during the period               $175,038              $ -          $175,038

Add: Reclassification adjustment for losses                                                                -
recognized in net income                                              944                -               944
                                                        -----------------------------------------------------

Unrealized holding gain on available for sale
securities                                                       $175,982              $ -         $ 175,982
                                                        =====================================================



         There is no tax effect relating to other comprehensive income because there is a full valuation allowance recorded against the deferred tax asset.



Note  9.      Stock Based Compensation

         During the three months ended March 31, 2005, Bancorp granted 13,671 stock options to employees and directors at exercise prices ranging from $ 7.86 to $8.14 per share.

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

         Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net (loss) income and per share amounts for and three months ended March 31, 2005 and 2004 would have differed from the pro forma amounts as shown below:



For the three months ended March 31, 2005 and March 31, 2004

                                                        Three Months Ended   Three Months Ended
                                                          March 31, 2005       March 31, 2004
                                                      ---------------------  -------------------
Net (loss) income as reported                               $ (15,567)           $   35,712
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards                                         (61,196)              (81,428)

                                                            ---------            ----------
Pro forma net loss                                          $ (76,763)           $  (45,716)
                                                            =========            ==========

Basic (loss) income per share:
  As reported                                               $   (0.01)           $     0.03
                                                            =========            ==========
  Pro forma                                                 $   (0.03)           $    (0.04)
                                                            =========            ==========
Diluted (loss) income per share:
  As reported                                               $   (0.01)           $     0.03
                                                            =========            ==========
  Pro forma                                                 $   (0.03)           $    (0.04)
                                                            =========            ==========






         For the three months ended March 31, 2005 and 2004, common stock equivalents have been excluded from the computation of the pro forma net loss per share because the inclusion of such equivalents is antidilutive.

         In December 2004, the FASB published Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretive guidance (APB 25).

         The effect of SFAS 123(R) will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

         Bancorp will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

         SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those rewards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply SFAS 123(R) to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.


         Bancorp has not completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R). The impact of SFAS 123(R) on Bancorp in Fiscal 2006 and beyond will depend upon various factors, among them being Bancorp's future compensation strategy. The pro forma compensation costs presented in the table
above  and  in  prior  filings  for  Bancorp  have  been   calculated   using  a
Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decision has been made as to which option-pricing model is appropriate for Bancorp for future awards.



Note 10.     Business Developments

         During 2003, Bancorp's Board of Directors approved the establishment of a new commercial bank in New London, Connecticut to be named The Bank of Southeastern Connecticut ("TBSEC"). The opening of TBSEC is subject to receipt of final approval from the Department of Banking, the approval of deposit insurance from the FDIC and the approval of the Federal Reserve Board. In October 2003, Bancorp submitted its final application to the State of Connecticut Department of Banking related to the establishment of the new bank to be located in New London. On April 28, 2004, the State of Connecticut Department of Banking issued a temporary certificate of authority in connection with this application. An application to insure the deposits of TBSEC to the Federal Deposit Insurance Corporation was filed on July 30, 2004. As of September 30, 2004, the application with the FDIC was extended to permit Bancorp to provide additional information regarding the infrastructure in place to support the two banks and to revise certain proposed policies of TBSEC. By letter dated March 2, 2005, the FDIC requested that Bancorp provide it with supplemental information pertaining to the initial areas of inquiry noted above. Bancorp has responded to the FDIC's information requests and April 21, 2005 the FDIC acknowledged receipt of the completed application. Bancorp will be required to apply for approval from the Federal Reserve Bank after receipt of FDIC approval. At this time, renovations on TBSEC's headquarters at 15 Masonic Street, New London, are nearly complete. Subject to receipt of regulatory approvals, TBSEC is expected to be open for business during the second half of 2005 and will be staffed, managed and operated in a comparable manner to the Bank. Bancorp will provide certain management and operations support and services to the two banks as well as certain infrastructure. Bancorp believes that providing such services will benefit TBSEC by lowering its operating costs in comparison to other de novo banks and in providing common frameworks of operating policy and business philosophy with its affiliate, the Bank. Bancorp will capitalize TBSEC with at least $6 million to be provided from Bancorp's liquid resources.


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



Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2005 and December 31, 2004:

                                                  March 31,           December 31,
                                                    2005                  2004
                                              ------------------   --------------------
       Commitments to extend credit
           Future loan commitments                  $ 2,726,250            $ 5,855,800
           Unused line of credit                      8,587,449              8,767,479
           Undisbursed construction loans               232,550                103,900
       Financial standby letters of credit            1,827,100              1,138,055
                                              ------------------   --------------------
                                                    $13,373,349            $15,865,234
                                              ==================   ====================




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

         Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp's books at their fair value at inception. The liability related to guarantees recorded at March 31, 2005 and December 31, 2004 was not significant.


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

         Bancorp's holding company structure provides organizational flexibility for its growth plans. Bancorp may in the future decide to engage in additional businesses permitted to bank holding companies and would form a subsidiary to provide these services. For example, Bancorp could acquire additional banks; establish de novo banks and other businesses, including mortgage companies, leasing companies, insurance agencies and small business investment companies, without having to go through a corporate reorganization. Before Bancorp could acquire interests in other banks, establish de novo banks or expand into other businesses, it will need to obtain relevant regulatory approvals.

         Bancorp was marginally profitable in the fourth quarter of 2003, the ninth quarter of operations, as well as profitable in the first two quarters of 2004. Profitability was achieved in these periods in part due to gains on sale of participations in Small Business Loan Administration ("SBA") by the Bank. The Bank originated SBA loans during the first quarter of 2005 but did not complete any sales of participations during the period. SBA guaranteed loan balances of $636,921 are classified as held-for-sale on the accompanying balance sheet of Bancorp. Bancorp experienced a loss of $15,567 in the first quarter of 2005 in part due to the absence of gains from the sale of loan participations. The profitable results of operations in the December 2003, March 2004 and June 2004 quarters are largely attributable to fee income and gains on sales derived from referrals and sales of SBA guaranteed loan participations. Bancorp intends to continue to originate and to sell at a profit participations in SBA guaranteed loans, including those currently classified as held-for-sale, in the future.

         Bancorp's plan of operation is to continue to operate the Bank and increase its market share within the City of New Haven and the surrounding areas, and possibly offer certain additional banking services, such as internet based cash management services. De novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. The Bank was profitable in its ninth quarter of operation, and has been profitable in four of the following five quarters. Bancorp has received a Temporary Certificate of Authority from the Banking Commissioner of the State of Connecticut for a second, wholly owned community based commercial bank subsidiary to serve the New London, Connecticut market, called The Bank of Southeastern Connecticut ("TBSEC.") Bancorp intends to develop both the Bank's and TBSEC's geographic franchises with branch offices throughout the 45 miles of coastal communities located between New Haven and New London Connecticut, and from New London to the Rhode Island border with Connecticut. The opening of TBSEC is subject to receipt of final approval from the Department of Banking, the approval of deposit insurance from the Federal Deposit Insurance Corporation ("FDIC") and the approval of the Federal Reserve Board. Bancorp has applied to the FDIC to insure the deposits of TBSEC. As of September 30, 2004, the application with the FDIC was extended to permit Bancorp to provide additional information regarding the infrastructure in place to support the two banks and to revise certain proposed policies of TBSEC. By letter dated March 2, 2005, the FDIC requested that Bancorp provide it with supplemental information pertaining to the initial areas of inquiry noted above. Bancorp responded to the FDIC's information requests and on April 21, 2005, the FDIC acknowledged receipt of the completed application. Bancorp will also be required to apply for approval from the Federal Reserve Bank after receipt of FDIC approval. At this time, renovations on TBSEC's headquarters at 15 Masonic Street, New London, are nearly complete and management anticipates that the premises will be ready for occupancy shortly. Subject to receipt of regulatory approvals, TBSEC is expected to be open for business during the second half of 2005 and will be staffed, managed and operated in a comparable manner to the Bank. Bancorp will provide certain management and operations support and services to the two banks as well as certain infrastructure. Bancorp believes that providing such services will benefit TBSEC by lowering its operating costs in comparison to other de novo banks and in providing common frameworks of operating policy and business philosophy with its affiliate, the Bank.

         Overall, the Bank's plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses, achieve profitable operations and maintain liquidity.

Locations

         Bancorp executed a lease for a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven. The lease was assigned to The Bank of Southern Connecticut, and the Bank assumed all obligations there to. The location is a former bank branch, which has been renovated for use as the headquarters of the Bank and Bancorp. The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop.

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

         On January 14, 2004 Bancorp entered into a lease agreement to lease the facility at 15 Masonic Street, New London, Connecticut, the site of the proposed TBSEC. Pending regulatory approval of TBSEC, the facility is in the process of being improved to accommodate the new bank, which is expected to be completed shortly. Improvements, furnishings and equipment are estimated to be $363,000. TBSEC is expected to commence operations during the second half of 2005. The Lease is for an initial term of five years, with three successive five year option periods. Base rent is $45,580 annually until January 14, 2009. The base rent for the option years is subject to increases. Bancorp is responsible for pro rata allocations for taxes, utilities, common facility charges and other customary tenant expenses of the premises. Upon the commencement of bank operations, it is Bancorp's intention to assign the lease to TBSEC.

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

         The Bank focuses on serving the banking needs of small and mid sized businesses, professionals and their employees. The Bank's target customer has up to $30 million in revenues, up to 100 employees, and borrowing needs between $250,000 and $2 million. The Bank serves the greater New Haven marketplace and has a Board of Directors and management team drawn from the communities served, each of whom is recognized and respected by the New Haven business community. The Bank's focus on the commercial market makes it uniquely qualified to move deftly in responding to the needs of its clients.

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

         The Bank offers core deposit products, including checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts and a variety of certificates of deposit and IRA accounts to the public. To attract deposits, the Bank continues to employ an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the New Haven market and the surrounding communities. The primary sources of deposits have been and are expected to be businesses and their employees located in, and residents of, New Haven and the surrounding communities. The Bank is obtaining these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and / or broadcasted in the local media.

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

Investment Securities


         Another significant activity for the Bank is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of the Bank's business plan, the aggregate amount of loans will be subject to maintaining a prudent loan-to-deposit ratio. The Bank's overall portfolio objective is to maximize the long-term total rate of return through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as
U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. The Bank's current investment portfolio is limited to U. S. government sponsored agency obligations and sponsored agency collateralized mortgage obligations classified as available for sale. Accordingly, the principal risk associated with the Bank's current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.


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

         The greater New Haven is currently served by approximately 80 offices of commercial banks, none of which is headquartered in New Haven. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which may be impracticable for the Bank to provide at this time. There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draws customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. Many of such banks and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

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

         Over the past ten years, the Connecticut banking market has been characterized by significant consolidation among financial institutions. Since January 1994, there have been at least 60 completed acquisitions of Connecticut based banks and thrifts. Although our competitors are currently much larger than us, we believe that the corporate service culture and operational infrastructure at large banks often does not provide the type of personalized service that many of our small to medium business and professional clients desire and that we strive to provide.

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

         On April 28, 2004, a temporary certificate of authority was issued by the State of Connecticut Department of Banking in connection with the new bank application. Application to the Federal Insurance Deposit Corporation for deposit insurance has been extended to allow Bancorp to provide information regarding the infrastructure in place to support the two banks and to revise certain proposed policies of the new bank. On April 21, 2005, the FDIC acknowledged reciept of the now compete application. Application to the Federal Reserve Bank of Boston for Bancorp to acquire the new bank will be filed in the near future after receipt of approval from the FDIC. Subject to the reciept of regulatory approvals, Bancorp expects the new bank to commence operations in the second half of 2005.

SCB Capital, Inc.

On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary of Bancorp, was incorporated. SCB Capital, Inc. will engage in a limited range of investment banking and advisory services primarily to small to medium size business clients of Bancorp located in Connecticut. It is not anticipated that SCB Capital, Inc. will directly provide financing or equity in the investment banking transactions it facilitates or in which it acts as principal. SCB Capital, Inc. is in the process of applying for approval as a broker-dealer and membership with the National Association of Security Dealers ("NASD"). SCB Capital, Inc. has been capitalized with $20,000 and has not commenced operations. Any additional amount to be invested in SCB Capital, Inc. will be determined by Bancorp's Board of Directors at the time of application to the NASD. SCB Capital, Inc. is expected to act solely as broker and advisor and is not intended to make equity investments in capital and debt security raises it completes or assists in. SCB Capital, Inc. may accept warrants, options or similar instruments in partial compensation for its services.


Recent Developments

         The Board of Directors of the Bank adopted resolutions designed to strengthen and enhance the Bank's Bank Secrecy Act compliance and the Bank's Information Technology controls. During the quarter ended March 31, 2005, the Bank continued to strengthen and enhance its infrastructure, policies and staffing. During the quarter, the Bancorp added staff to its lending, loan administration and operations staff. Also, the Bank reviewed its privacy and information technology security policies and procedures to strengthen compliance. Additionally, the Bank has retained an experienced outside consultant to assist it in developing and implementing additional Information Technology policies, controls and procedures.


  Employees

         As of March 31, 2005, the Bancorp has 34 full-time employees, the majority with the Bank. Bancorp's employees perform most routine day-to-day banking transactions for the Bank. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers. Outside of staffing the new bank located in New London and new offices of the Bank, Bancorp does not anticipate a significant change in the number of its employees.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary


         Bancorp had a net loss of $15,567 (or basic and diluted loss per share of $0.01) for the quarter ended March 31, 2005, compared to a net income of $35,712 (or basic and diluted earnings per share of $0.03) for the quarter ended March 31, 2004. The 2005 quarterly loss reflects: i) ongoing costs of developing infrastructure to support The Bank of Southeastern Connecticut, and ii) the absence of gains on the sale of SBA guaranteed loan participations during the period ended March 31, 2005, in comparison to the period ending March 31, 2004, in which $125,984 of such gains were recognized.


Financial Condition

Assets

         Bancorp has reached total assets of $88.0 million at March 31, 2005, an increase of $6.3 million (7.8%) from $81.7 million in assets as of December 31, 2004. Earning assets as of March 31, 2005 were $82.6 million, an increase of $6.8 million (9.0%) during the first three months of 2005.

         Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and short-term investments including money market mutual funds to provide funding for higher yielding loans as they are approved and closed. As of March 31, 2005, Federal funds sold were $8.6 million and short-term investments balances were $8.5 million. Federal funds sold and short-term investments increased by $3.2 million and $0.1 million, respectively, during the first three months of 2005. The increases were due to increases in deposits in excess of the increase in loans receivable.

Investments

         Available for sale securities totaled $11.1 million as of March 31, 2005, a decrease of $0.2 million from December 31, 2004, reflecting amortization on mortgage backed securities held in the portfolio. The portfolio is invested in U.S. government sponsored agency and sponsored agency issued mortgage backed securities.

         As of March 31, 2005, gross unrealized losses on the available for sale securities portfolio totaled $363,000. These losses were the result of volatility in market rates and yield curve changes and impacted the market prices in government sponsored agency bonds and mortgage-backed securities. Management does not believe these losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary, and has both the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Loans

         The total of the Loans receivable portfolio increased $3.2 million (6.4%) from $49.8 million at December 31, 2004 to $53.0 million at March 31, 2005. The increase in loans is due to strong commercial demand in the greater New Haven and Connecticut markets. The increase in the loans receivable portfolio was funded primarily by increases in deposits. The loans receivable to deposit ratio as of March 31, 2005 was 81%, within Bancorp's target loan receivable to deposit ratio of the 80% to 90% range. Bancorp and the Bank's Boards of Directors may elect to review Bancorp's policy regarding this ratio.

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

         Based on its evaluation, management believes the allowance for loan losses of $770,000 at March 31, 2005, which represents 1.43% of gross loan receivables outstanding, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2004, the allowance for loan losses was $752,000 or 1.49% of gross loans outstanding.

Analysis of Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the three months ended March 31:

Allowance for Loan Losses as of March 31, 2005 and 2004

                                                As of March 31,
                                       ------------------------------------
                                              2005               2004
                                       ----------------- ------------------
Balance at beginning of period                $ 752,394          $ 421,144
Charge-offs                                           -               (153)
Recoveries                                          750                217
Provision charged to operations                  17,000             31,750
                                       ----------------- ------------------
Balance at end of period                      $ 770,144          $ 452,958
                                       ================= ==================


Net charge-offs to average loans                   .00%               .00%
                                       ================= ==================




Non-Accrual, Past Due and Restructured Loans

The following table represents non-accruing and past due loans

(Thousands of dollars)                                       March 31, 2005       December 31, 2004
-------------------------------------------------------   ----------------------  -----------------
Loans delinquent over 90 days and still accruing                      $       -          $       -
Non-accruing loans                                                      408,333            227,358
                                                          ----------------------  -----------------
Total                                                                 $ 408,333          $ 227,358
                                                          ======================  =================
% of Total Loans                                                          0.76%              0.45%
% of Total Assets                                                         0.46%              0.28%






Potential Problem Loans

         At March 31, 2005, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits


         Deposits were $65.3 million at March 31, 2005, an increase of $6.6 million (11.3%) from $58.7 million as of December 31, 2004. Interest bearing checking and money market accounts increased by $2.7 million or 10.6%, followed by time certificates which increased $2.7 million, or 31.4%. Savings accounts increased $1.1 million, or 34.1% higher than at year end 2004. Non-interest bearing checking and NOW accounts did not change significantly from December 31, 2004. The increase in the total deposit portfolio reflects the ongoing, vigorous marketing effort of the Bank. Bancorp does not have any brokered deposits.


Other

         Repurchase agreement balances decreased $0.2 million from December 31, 2004 to $593,000, as of March 31, 2005, due to normal customer activity.

Results of Operations

         Bancorp was initially profitable in the fourth quarter of 2003, the ninth quarter of operation. Bancorp was also profitable in both the first and second quarters of 2004. Bancorp had a loss of $16,000 in the first quarter of 2005, due to a decline of approximately $126,000 from the first quarter of 2004 in SBA loan participation sale gains. Loans held for sale, comprised of SBA guaranteed loan and other loan balances, increased during the first quarter of 2005 by $538,000 to $637,000, but Bancorp did not complete any loan participation sale transactions during the quarter and thus did not realize any gains. Bancorp intends to continue to originate and to sell at a profit participations in SBA guaranteed loans and other loans, including those currently classified as held-for-sale, in the future.


         De Novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. The Bank was profitable in its ninth quarter of operation, and has been profitable in four of the following five quarters. The Bank is Bancorp's sole source of SBA loan sales and contributes substantially all net interest income and non-interest income to Bancorp's consolidated results of operations.

Average Balances, Yields and Rates

         The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the nine and three months ended March 31, 2005 compared to the three months ended March 31, 2004. Interest income on loans includes loan fee income which is not significant. In addition, Bancorp does not have any tax-exempt securities or loans.



                                    Distribution of Assets, Liabilities and Shareholders' Equity;
                                              Interest Rates and Interest differential

                                              Three months Ended                   Three months Ended
                                                March 31, 2005                      March 31, 2004
                                      ----------------------------------- ------------------------------------        Fluctuations
                                                     Interest                            Interest                     in interest
                                         Average     Income/    Average      Average     Income/    Average          Income/Expense
(Dollars in thousands)                   Balance     Expense     Rate        Balance     Expense      Rate                Total
                                      ----------------------------------- ------------------------------------ ---------------------

Interest earning assets
    Loans (1)                             $ 51,468       $ 988     7.79%      $ 44,342       $ 815      7.35%                 $ 173
    Short-term investments                   8,422          41     1.97%         2,583           3      0.46%                    38
    Investments                             11,341          87     3.11%         7,911          48      2.43%                    39
    Federal funds sold                       8,126          48     2.40%         1,891           7      1.48%                    41
                                      -------------------------           -------------------------            ---------------------
Total interest earning assets               79,357       1,164     5.95%        56,727         873      6.16%                   291
                                                               ----------                          -----------

Cash and due from banks                        812                               1,387
Premises and equipment, net                  3,619                               3,449
Allowance for loan losses                     (757)                               (434)
Other                                        1,327                               1,120
                                      -------------                       -------------
Total assets                              $ 84,358                            $ 62,249
                                      =============                       =============

Interest bearing liabilities
    Time certificates                     $ 10,110          63     2.53%      $ 14,090          74      2.10%                   (11)
    Savings deposits                         3,814          12     1.28%         2,483           7      1.13%                     5
    Money market / checking deposits        31,472         115     1.48%        22,435          71      1.27%                    44
    Capital lease obligations                1,190          43    14.65%         1,191          43     14.44%                     -
    Repurchase agreements                    1,016           3     1.20%           959           2      0.83%                     1

                                      -------------------------           -------------------------            ---------------------
Total interest bearing liabilities          47,602         236     2.01%        41,158         197      1.91%                    39
                                                   ----------------------              ----------------------- ---------------------

Non-interest bearing deposits               15,788                              13,490
Accrued expenses and
     other liabilities                         274                                 185
Shareholder's equity                        20,694                               7,416
                                      -------------                       -------------
Total liabilities and equity              $ 84,358                            $ 62,249
                                      =============                       =============

Net interest income                                      $ 928                               $ 676                            $ 252
                                                   ============                        ============            =====================

Interest spread                                                    3.94%                                4.25%
                                                               ==========                          ===========
Interest margin                                                    4.74%                                4.77%
                                                               ==========                          ===========

(1) Includes nonaccruing loans.


Changes in Assets and Liabilities and Fluctuations in Interest Rates

         The following tables summarize the variance in interest income and expense for the three months ended March 31, 2005 and 2004 resulting in changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.



                                                         Three months Ended
                                                       March 31, 2005 v. 2004
                                        -----------------------------------------------------
                                            Increase                Due to Change in
                                               Or                        Average
                                                            ---------------------------------
(Dollars in thousands)                     (Decrease)            Volume             Rate
                                        -----------------   -----------------   -------------
                                                       (Dollars in thousands)
Interest earning assets
    Loans                                          $ 173               $ 126  #         $ 47
    Short-term investments                            38                  16              22
    Investments                                       39                  24              15
    Federal funds sold                                41                  35               6
                                        -----------------   -----------------   -------------
Total interest earning assets                        291                 201              90
                                        -----------------   -----------------   -------------

Interest bearing liabilities
    Time certificates                                (11)                (77)             66
    Savings deposits                                   5                   4               1
    Money market / checking deposits                  44                  32              12
    Capital lease obligations                          -                   -               -
    Repurchase agreements                              1                   -               1
                                        -----------------   -----------------   -------------
Total interest bearing liabilities                    39                 (41)             80
                                        -----------------   -----------------   -------------
Net interest income                                $ 252               $ 242            $ 10
                                        =================   =================   =============



Net Interest Income

         For the quarter ended March 31, 2005, net interest income was $928,000 versus $676,000 for the same period in 2004, a $252,000 or 37% increase. This was the result of a $22.6 million increase in average earning assets in the quarter ended March 31, 2005 in comparison to the same period a year ago, including increases in average loans of $7.1 million, short term investments and federal funds sold of $12.1 million and investments of $3.4 million. The increase in short term investments reflects the receipt of net proceeds of approximately $13.3 million from the June 2004 public offering of common shares of Bancorp. Also, average interest bearing liabilities increased $6.4 million during the quarter ended March 31, 2005 in comparison to the same period a year ago, partially offsetting the favorable net interest income effects of the increase in average earning assets volume. The ratio of average loans to average total interest earning assets declined during the quarter ended March 31, 2005 in comparison to the quarter ended March 31, 2004, to 64.9% from 78.2%, due to the increase in short term investments and investments following the completion of Bancorp's common stock offering in June 2004.

         The yield on average interest earning assets for the three months ended March 31, 2005 was 5.95% versus 6.16% for same period in 2004. The decrease in the yield on average earning assets is due to the change in asset mix from 2004 to 2005, reflecting the larger investments in federal funds sold, short term investments and available for sale investment securities which are at significantly lower yields than loans. The cost of average interest bearing liabilities was 2.01% for the three months ended March 31, 2005 versus 1.91% for the same period in 2004. The increase in the cost of average interest bearing liabilities was primarily the result of increased deposit balances and higher rates paid on daily rate money market and interest checking accounts, offset somewhat by lower balances in 2005 in comparison to 2004 in time deposits. Volume related decreases in time deposit interest expense in the 2005 period in comparison to the 2004 period were partially offset by increases in the rates of interest paid on new time deposits acquired during the past year.

Provision for Loan Losses

         The $17,000 provision for loan losses for the three months ended March 31, 2005 reflects the increase of the loans receivable portfolio during the quarter and portfolio seasoning. During the quarter, net recoveries of $750 were recorded. The provision for loan losses for the three months ended March 31, 2004 was $32,000 and was primarily due to the increase in the Bank's loan volume during the period.

Noninterest Income


         The $75,000 decrease in total noninterest income for the first quarter of 2005 versus the first quarter 2004 is due to the presence of approximately $126,000 in SBA guaranteed loan participation sales gains during the 2004 period. During the first quarter of 2005, Bancorp did not have any gains from the sales of SBA guaranteed loan participations. Bancorp originated for sale in the secondary market $538,000 of SBA guaranteed loans and other loans during the first quarter of 2005, which are included in the loans held for sale total of $637,000 on Bancorp's Consolidated Balance Sheet. Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. Separately, service charges and fees derived from deposits, loans and other services increased by approximately $43,000 in the quarter ended March 31, 2005 verses the same period in 2004.


Noninterest Expense

         Total noninterest expense was approximately $1,064,000 for the first quarter of 2005 versus $821,000 for the same period in 2004, an increase of $243,000 or 29.6%. A number of factors contributed to the increase in non-interest expense year-over-year. Principal among these factors are 1) ongoing investment in the development of infrastructure to support the proposed new bank subsidiary, TBSEC, 2) additional staff, principally in the areas of loan administration, lending, and operations, 3) professional services relating to advisory and compliance services, 4) upgrading and expansion of technology infrastructure, including network facilities and 5) increased services costs due to increases in the loan and deposit portfolios.


         Salaries and benefits for the first quarter of 2005 of $557,000 increased by $98,000, or 21%, from the first quarter of 2004. The increase is due to staff compensation and benefits increases in the first quarter of 2005 in comparison to the same period a year ago, primarily arising from additions to operations, lending, and loan administration staff.

         Occupancy and equipment for the first quarter of 2005 increased by $17,000, or 14%, due primarily to increases relating to depreciation of buildings, equipment and furniture, rent and property taxes.

         Professional fees for the first quarter of 2005 increased by $32,000 or by 52% due primarily to the engagement of consultants to assist the Bank in developing infrastructure and related policies and procedures, legal and other professional costs relating to the chartering and operational planning of the proposed banking subsidiary to be located in New London, consulting relating to the proposed Clinton branch property, assistance in upgrading technology, and other matters.

         Data processing and other outside services for the first quarter increased by $7,000, or 10%, primarily due to increased loan and deposit volumes.

         Advertising and promotional expense for the first quarter of 2005 increased $16,000, or 146% due to marketing initiatives, including promotional cable and print media placement, undertaken during the quarter.

         Other Operating Expense for the first three months of 2005 increased by $70,000, or 90%, primarily due to increases in the legal, professional, and other costs of the collection of delinquent and non-performing loans of $37,000, insurance cost increases of $8,000, local tax increases of $9,000, filing fees increases of $5,000 and a net increase of $11,000 in all other categories.

Off-Balance Sheet Arrangements

         See Note 11 for information regarding Bancorp's off-balance sheet arrangements.

Liquidity

         Management believes that Bancorp's short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

         Bancorp's liquidity position as of March 31, 2005 and December 31, 2004 consisted of liquid assets totaling $29.4 million and $27.1 million, respectively. This represents 33.4% and 33.2% of total assets at March 31, 2005 and December 31, 2004, respectively. The $2.3 million net increase in liquidity during the first three months of 2005 is primarily due to increases in federal funds sold, principally due to the $3.5 million excess of deposit portfolio increase over loan increase offset by the $538,000 increase in loans held for sale and a $800,000 decrease in Cash and due from banks. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp's ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

         Currently, other than the potential start up of TBSEC in the second half of 2005 and the establishment of new Bank branch offices (as previously discussed on pages 16 and 17 under the "Locations" heading), there are no plans involving the significant purchase or sale of property or equipment in the next twelve months.




Capital


The following table illustrates Bancorp's regulatory capital ratios at:

                                                                             March 31,         December 31,
                                                                                2005               2004
                                                                       -----------------   -----------------
Tier 1 (Leverage) Capital Ratio to Average assets                              24.77%            24.66%
Tier 1 Capital to Risk Weighted Assets                                         30.27%            32.08%
Total Capital to Risk Weighted Assets                                          31.39%            33.24%


The following table illustrates the Bank's regulatory capital ratios at:

                                                                             March 31,         December 31,
                                                                                2005               2004
                                                                       -----------------   -----------------
Tier 1 (Leverage) Capital Ratio to Average assets                              14.89%            14.87%
Tier 1 Capital to Risk Weighted Assets                                         18.63%            19.59%
Total Capital to Risk Weighted Assets                                          19.87%            20.84%




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

Market Risk

         Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon on the nature of the Company's business, market risk is primarily limited to interest rate risk, which is the impact changing interest rates have on current and future earnings.

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

     (b)  Changes in Internal Controls

         There have not been any significant changes in Bancorp's internal controls or in other factors that occurred during Bancorp's quarter ended March 31, 2005 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

                                     PART II
                                Other Information


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
No.                                     Description
                                        -----------

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

10.3 First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.3 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.4 Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.4 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.5 Assignment of Lease dated April 11, 2001 between the Issuer and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.6 Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

10.7     Issuer's 2001 Stock Option Plan  (incorporated  by reference to Exhibit
         10.8  to  the  Issuer's  Registration   Statement  on  Form  SB-2  (No.
         333-59824))

10.8 Issuer's 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Issuer's Registration Statement on Form SB-2 (No. 333-59824))

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

10.11    Issuer's 2001 Supplemental  Warrant Plan  (incorporated by reference to
         Exhibit 10.12 to Issuer's  Annual Report on Form 10-KSB dated March 29,
         2002)

10.12 Issuer's 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer's Definitive Proxy Statement dated April 18, 2002).

10.13 Employment Agreement dated as of February 12, 2003, between The Bank of Southern Connecticut and Michael M. Ciaburri. (incorporated by reference to Exhibit 10.14 to Issuer's Form 10-QSB dated May 14, 2003).

10.14 Amendment to Employment Agreement dated as of October 20, 2003, between The Bank of Southern Connecticut and Southern Connecticut Bancorp, Inc. and Joseph V. Ciaburri. (incorporated by reference to Exhibit 10.16 to the Issuer's Form 10-QSB dated November 12, 2003

10.15 Lease dated January 14, 2004 between The City of New London and the Issuer (incorporated by reference to Exhibit 10.16 to the Issuer's Form 10-KSB dated March 30, 2004

10.16 Lease dated August 2, 2002, between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit
         10.17 to the Issuer's Form 10-KSB dated March 30, 2004

10.17 Underwriting Agreement between A.G. Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and Southern Connecticut Bancorp dated June 16, 2004. (Incorporated by reference to Exhibit 1.1 to the Issuer's Registration Statement on Form SB-2 (No. 333-115518)).

10.18 Form of Stock Option Agreement for a Non-Qualified Stock Option granted under the Issuer's 2002 Stock Option Plan (incorporated by reference to
         Exhibit 10.18 to Issuer's Form 10-QSB dated November 15, 2004)

10.19 Form of Stock Option Agreement for an Incentive Stock Option granted under the Issuer's 2002 Stock Option Plan (incorporated by reference to
         Exhibit 10.19 to Issuer's Form 10-QSB dated November 15, 2004)

10.20 Agreement of Sale of property and premises located in Clinton, Connecticut made June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee (incorporated by reference to Exhibit 10.20 to Issuer's Form 10-QSB dated November 15, 2004)

10.21 Form of Non-Qualified Stock Option Agreement under Bancorp's 2005 Stock Option Plan

10.22 Form of Incentive Stock Option Agreement under Bancorp's 2005 Stock Option Plan

31.1 Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer

31.2 Section Rule 13(a)-14(a)/15(d)-14(a) by Vice President and Chief Financial Officer

32.1     Section 1350 Certification by Chairman and Chief Executive Officer

32.2     Section  1350  Certification  by Vice  President  and  Chief  Financial
         Officer

           (b)    Reports on Form 8-K

                  The issuer filed reports on Form 8-K during the quarter ended March 31, 2005.

                  Date of Filing         Item Reported
                  --------------         -------------
                  January 26, 2005       Entry into  employment  agreement
                                         with Michael M.  Ciaburri,  Bancorp's
                                         President and Chief Operating Officer.

                  January 27, 2005       Results of Bancorp's operations for
                                         year ended December 31, 2004.

                    March 28, 2005       Appointment  of  Daniel  R.  Dennis,
                                         Jr.  as  Chairman  of the Bank of
                                         Southeastern Connecticut
                                         (In Organization)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOUTHERN CONNECTICUT BANCORP, INC.


                                                  By: /S/ Joseph V. Ciaburri
                                                      -----------------------
                                                  Name: Joseph V. Ciaburri
Date:  May 13, 2005                               Title: Chairman & Chief
                                                  Executive Officer

                                                  By: /S/ Michael M. Ciaburri
                                                      -----------------------
                                                  Name: Michael M. Ciaburri
Date:  May 13, 2005                               Title: President &
                                                  Chief Operating Officer


                                                  By: /S/ William F. Weaver
                                                      -----------------------
                                                  Name: William F. Weaver
Date:  May 13, 2005                               Title: Vice President &
                                                  Chief Financial Officer

                                  Exhibit Index
                                  --------------

10.21 Form of Non-Qualified Stock Option Agreement under Bancorp's 2005 Stock Option Plan

10.22 Form of Incentive Stock Option Agreement under Bancorp's 2005 Stock Option Plan

31.1     Rule  13(a)-14(a)/15(d)-14(a)   Certification  by  Chairman  and  Chief
         Executive Officer.

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer.

31.3 Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer.

32.1     Section 1350 Certification by Chairman and Chief Executive Officer.

32.2     Section 1350 Certification by President and Chief Operating Officer

32.3     Section  1350  Certification  by Vice  President  and  Chief  Financial
         Officer.