Form 10QSB
period 2005-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2005-08-15
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
F O R M 10 - QSB

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

Commission file number 0-49784

SOUTHERN CONNECTICUT BANCORP, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Connecticut (State or Other Jurisdiction of Incorporation or Organization)	06-1609692 (I.R.S. Employer Identification Number)
215 Church Street New Haven, Connecticut 06510 (Address of Principal Executive Offices)
(203) 782-1100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of August 10, 2005: 2,937,596

Transitional Small Business Disclosure Format

Yes __ No X

	Table of Contents
	Part I
	Financial Information
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	June 30, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations
	for the three months and six months ended June 30, 2005
	and 2004 (unaudited)	3

	Consolidated Statements of Changes in
	Shareholders’ Equity for the six months ended
	June 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2005 and 2004 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	34

	Part II
	Other Information
Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	36

Signatures		39

Exhibit Index		40

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2005 (unaudited) and December 31, 2004
	2005	2004
Assets
Cash and due from banks	$3,339,612	$1,986,193
Federal funds sold	6,026,000	5,385,000
Short-term investments	7,699,073	8,372,689
Cash and cash equivalents	17,064,685	15,743,882

Available for sale securities, at fair value	11,204,276	11,371,894
Federal Home Loan Bank Stock	60,000	47,100
Loans receivable (net of allowance for loan losses of
$689,555 in 2005 and $752,394 in 2004)	52,843,944	49,763,952
Loans held for sale, at fair value	662,172	98,742
Accrued interest receivable	262,883	265,581
Premises and equipment, net	4,422,668	3,516,814
Other assets	940,546	886,778
Total assets	$87,461,174	$81,694,743

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$16,962,840	$17,334,393
Interest bearing deposits	47,832,573	41,365,984
Total deposits	64,795,413	58,700,377

Repurchase agreements	519,272	827,031
Accrued expenses and other liabilities	427,546	279,422
Capital lease obligations	1,189,712	1,190,186
Total liabilities	66,931,943	60,997,016

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2005 2,937,596; 2004 2,797,711	29,376	27,977
Additional paid-in capital	24,083,637	24,085,612
Accumulated deficit	(3,375,163)	(3,199,126)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(208,619)	(216,736)
Total shareholders' equity	20,529,231	20,697,727

Total liabilities and shareholders' equity	$87,461,174	$81,694,743

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)

	Three Months Ended		Six Months Ended
	June		June
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$1,087,627	$861,867	$2,084,574	$1,677,078
Interest on securities	86,126	55,594	172,787	103,443
Interest on federal funds sold and short-term investments	99,487	23,348	188,810	33,063
Total interest income	1,273,240	940,809	2,446,171	1,813,584

Interest Expense
Interest on deposits	202,891	155,235	393,519	307,571
Interest on capital lease obligations	43,228	42,719	86,375	85,291
Interest on repurchase agreements	2,879	1,607	5,659	3,709
Total interest expense	248,998	199,561	485,553	396,571

Net interest income	1,024,242	741,248	1,960,618	1,417,013

Provision for Loan Losses	93,409	29,245	110,409	60,995
Net interest income after
provision for loan losses	930,833	712,003	1,850,209	1,356,018

Noninterest Income:
Service charges and fees	95,809	87,406	176,606	145,017
Gains and fees from sales and referrals of loans	28,809	84,881	42,081	216,715
Losses on sales of available for sale securities	-	-	-	(944)
Other noninterest income	36,923	87,154	71,718	111,428
Total noninterest income	161,541	259,441	290,405	472,216

Noninterest Expense
Salaries and benefits	608,105	473,784	1,165,537	933,074
Occupancy and equipment	158,940	135,667	302,279	261,596
Professional services	188,493	118,059	282,633	179,825
Data processing and other outside services	85,239	69,340	161,721	138,569
Advertising and promotional expense	52,448	23,113	79,982	34,307
Forms, printing and supplies	26,270	28,886	43,544	44,700
Other operating expenses	133,349	102,433	280,955	180,289
Total noninterest expenses	1,252,844	951,282	2,316,651	1,772,360

Net (loss) income	$(160,470)	$20,162	$(176,037)	$55,874

Basic (Loss) Income per Share	$(0.05)	$0.01	$(0.06)	$0.04
Diluted (Loss) Income per Share	$(0.05)	$0.01	$(0.06)	$0.04

Dividends per Share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2005 and 2004 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2003	1,063,320	$10,633	$10,704,269	$(3,100,842)	$(299,758)	$7,314,302

Comprehensive Income:
Net Income	-	-	-	55,874	-	55,874
Unrealized holding gain on available
for sale securities	-	-	-	-	(117,308)	(117,308)
Total comprehensive income						(61,434)

Exercise of Stock Warrants	5,544	56	60,424	-	-	60,480

Issuance of Common Stock	1,723,000	17,230	13,301,661			13,318,891

Balance June 30, 2004	2,791,864	$27,919	$24,066,354	$(3,044,968)	$(417,066)	$20,632,239

Balance December 31, 2004	2,797,711	$27,977	$24,085,612	$(3,199,126)	$(216,736)	$20,697,727

Comprehensive Loss:
Net Loss	-	-	-	(176,037)	-	(176,037)
Unrealized holding gain on available
for sale securities	-	-	-	-	8,117	8,117
Total comprehensive loss						(167,920)

5% stock dividend declared
April 12, 2005	139,885	1,399	(1,399)	-	-	-

Fractional shares paid in cash	-	-	(576)	-	-	(576)

Balance June 30, 2005	2,937,596	$29,376	$24,083,637	$(3,375,163)	$(208,619)	$20,529,231

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 (unaudited)

Cash Flows From Operations	2005	2004
Net (loss) income	$(176,037)	$55,874
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(1,207)	18,073
Provision for loan losses	110,409	60,995
Losses on sales of availablle for sale securities	-	944
Loans originated for sale, net of principal payments received	(689,437)	-
Proceeds from sales of loans	140,250	1,986,863
Gains on sales of loans	(14,243)	(202,196)
Depreciation and amortization	150,700	138,962
Increase in cash surrender value of life insurance	(18,000)	(6,155)
Changes in assets and liabilities:
Decrease in deferred loan fees	(12,081)	(5,419)
Decrease (increase) in accrued interest receivable	2,698	(52,530)
Increase in other assets	(35,768)	(112,559)
Increase in accrued expenses and other liabilities	148,124	244,418
Net cash (used in) provided by operating activities	(394,592)	2,127,270

Cash Flows From Investing Activities
Purchases of available for sale securities	-	(8,967,504)
Principal repayments on available for sale securities	176,942	859,265
Proceeds from sales of available for sale securities	-	999,375
Purchases of Federal Home Loan Bank Stock	(12,900)	(25,600)
Net increase in loans receivable	(3,178,320)	(5,923,608)
Purchases of premises and equipment	(1,056,554)	(77,179)
Proceeds from the sale of OREO	-	116,414
Net cash used in investing activities	(4,070,832)	(13,018,837)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	5,254,494	6,036,014
Net increase (decrease) in certificates of deposit	840,542	(382,410)
Net (decrease) increase in repurchase agreements	(307,759)	574,232
Principal payments on capital lease obligations	(474)	(427)
Proceeds from Stock Offering	-	13,318,891
Distribution in cash for fractional share of common stock	(576)	-
Exercise of options and stock warrants	-	60,480
Net cash provided by financing activities	5,786,227	19,606,780

Net increase in cash and cash equivalents	1,320,803	8,715,213

Cash and cash equivalents
Beginning	15,743,882	2,567,998
Ending	$17,064,685	$11,283,211

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2005 and 2004 (unaudited)

	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$475,092	$388,875

Income taxes	$-	$-

Unrealized holding gains (losses) on available for sale securities arising
during the period	$8,117	$(117,308)

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

Southern Connecticut Bancorp, Inc. (“Bancorp”), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 for the purpose of forming, and becoming the sole shareholder of, The Bank of Southern Connecticut (the “Bank”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in the Westville section of New Haven and Branford Connecticut. The Bank is a Small Business Administration (“SBA”) lender, and has obtained certified lender status with the SBA, and generally sells participations in the guaranteed portion of such loans. In 2003, SCB Capital Inc. was formed as a Connecticut corporation, and in April 2004 Bancorp capitalized SCB Capital, Inc., which became a subsidary of Bancorp. SCB Capital, Inc. will engage in a limited range of investment banking, advisory, and brokerage services, primarily with small to medium size business clients. On April 28, 2004, Bancorp received a temporary certificate of incorporation from the Banking Department of the State of Connecticut to open a new bank, to be named The Bank of Southeastern Connecticut, to be located in New London, Connecticut.

Note 2.  Basis of Financial Statement Presentation

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated unaudited financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2004.

The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

Note 3. Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$11,195,231	$-	$(202,487)	$10,992,744
Mortgage Backed Securities	217,664	-	(6,132)	211,532
	$11,412,895	$-	$(208,619)	$11,204,276

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$11,192,594	$3,398	$(214,486)	$10,981,506
Mortgage Backed Securities	396,036	-	(5,648)	390,388
	$11,588,630	$3,398	$(220,134)	$11,371,894

At June 30, 2005, gross unrealized holding losses on available for sale securities totaled $208,619. Of the securities with unrealized losses, the total unrealized losses on securities for twelve months or longer amounted to $191,295. Management does not believe that any of the unrealized losses as of June 30, 2005 are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2004, gross unrealized holding losses on available for sale securities totaled $220,134. Of the securities with unrealized losses, there were unrealized losses in the amount of $217,164 for a period in excess of twelve months.

Note 4. Loans Receivable

A summary of Bancorp’s loan portfolio at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004

Commercial loans secured by real estate	$25,337,569	$22,462,363
Commercial loans	25,626,391	24,418,458
Construction and land loans	752,374	2,276,818
Residential mortgages	160,000	-
Consumer home equity loans	786,165	853,858
Consumer installment loans	979,400	625,330
Total loans	53,641,899	50,636,827
Net deferred loan fees	(108,400)	(120,481)
Allowance for loan losses	(689,555)	(752,394)
Loans receivable, net	$52,843,944	$49,763,952

Note 5. Deposits

At June 30, 2005 and December 31, 2004, deposits consisted of the following:

	June 30, 2005	December 31, 2004
Noninterest bearing deposits	$16,962,840	$17,334,393

Interest bearing deposits
Checking	9,754,443	5,337,096
Now	1,458,305	3,371,834
Money Market	23,715,773	20,604,704
Savings	3,310,836	3,299,676
Checking, money market & savings	38,239,357	32,613,310

Time Certificates under $100,000	3,735,745	3,241,527
Time Certificates of $100,000 or more	5,857,471	5,511,147
Time deposits	9,593,216	8,752,674
	47,832,573	41,365,984
Total deposits	$64,795,413	$58,700,377

Note 6. Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At March 31, 2005, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at June 30, 2005.

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

Note 7. Stock Dividend and Income (Loss) Per Share

On April 12, 2005, Bancorp declared a 5% stock dividend to shareholders of record as of April 26, 2005. The stock dividend was distributed on May 9, 2005. Payment of this dividend resulted in the issuance of 139,885 additional common shares. As a result, the June 30, 2005 balance sheet and statement of changes in shareholders’ equity, and all per share amounts, have been retroactively revised to reflect this dividend as if it were effective at June 30, 2005. Generally accepted accounting principals require such dividends to be recorded at fair value, however, when there is an accumulated deficit, the Securities and Exchange Commission (“SEC”) advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital. Fractional shares were payable in cash on an equivalent share basis of $8.05. Weighted-average shares, and per share data have been restated to give effect to the stock dividend.

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted (loss) income per share. The following is information about the computation of (loss) income per share for the three and six month periods ended June 30, 2005 and 2004.

(Loss) Income per Share

Three Months Ended June 30,
	2005			2004
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss ) Income available to common shareholders	$(160,470)	2,937,596	$(0.05)	$20,162	1,400,638	$0.01
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	31,870	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholdersplus assumed conversions	$(160,470)	2,937,596	$(0.05)	$20,162	1,432,508	$0.01

Six Months Ended June 30,
	2005			2004
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss ) Income available to common shareholders	$(176,037)	2,937,596	$(0.06)	$55,874	1,259,234	$0.04
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	48,452	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholdersplus assumed conversions	$(176,037)	2,937,596	$(0.06)	$55,874	1,307,686	$0.04

For the three and six months ended June 30, 2005, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

Note 8. Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Six Months Ended
	June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$8,117	$-	$8,117

Add: Reclassification adjustment for amounts			-
recognized in net loss	-	-	-
Unrealized holding gain on available for sale
securities	$8,117	$-	$8,117

	Six Months Ended
	June 30, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(118,252)	$-	($118,252)

Add: Reclassification adjustment for losses			-
recognized in net income	944	-	944

Unrealized holding loss on available for sale
securities	$(117,308)	$-	$(117,308)

There is no tax effect relating to other comprehensive income because there is a full valuation allowance recorded against the deferred tax asset.

Note 9. Stock Based Compensation

During the six months ended June 30, 2005, Bancorp granted 45,930 stock options to employees and directors at exercise prices ranging from $7.90 to $8.55 per share.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under Bancorp’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Bancorp has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net (loss) income and per share amounts for the six and three months ended June 30, 2005 and 2004 would have differed from the pro forma amounts as shown below:

For the six months ended June 30, 2005 and June 30, 2004

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Net (loss) income as reported	$(176,037)	$55,874
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(123,501)	(159,709)

Pro forma net loss	$(299,538)	$(103,835)

Basic (loss) income per share:
As reported	$(0.06)	$0.04
Pro forma	$(0.10)	$(0.08)
Diluted income (loss) per share:
As reported	$(0.06)	$0.04
Pro forma	$(0.10)	$(0.08)

For the three months ended June 30, 2005 and June 30, 2004
	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
Net loss as reported	$(160,470)	$20,162
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(64,571)	(78,281)

Pro forma net loss	$(225,041)	$(58,119)

Basic loss per share:
As reported	$(0.05)	$0.01
Pro forma	$(0.08)	$(0.04)
Diluted loss per share:
As reported	$(0.05)	$0.01
Pro forma	$(0.08)	$(0.04)

For the three and six months ended June 30, 2005 and 2004, common stock equivalents have been excluded from the computation of the pro forma net loss per share because the inclusion of such equivalents is antidilutive.

In December 2004, the FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance (APB 25).

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

Bancorp has not completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R). The impact of SFAS 123(R) on Bancorp in the year ending December 31, 2006, and in the future, will depend upon various factors, among them being Bancorp’s future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for Bancorp have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decision has been made as to which option-pricing model is appropriate for Bancorp for future awards.

Note 10. Business Developments

During 2003, Bancorp’s Board of Directors approved the establishment of a new commercial bank in New London, Connecticut to be named The Bank of Southeastern Connecticut (“TBSEC”). In October 2003, Bancorp submitted its final application to the State of Connecticut Department of Banking (“DOB”) relating to the establishment of TBSEC. On April 28, 2004, the DOB issued a temporary certificate of authority in connection with this application. Bancorp then filed an application to insure the deposits of TBSEC with the Federal Deposit Insurance Corporation (“FDIC”) on July 30, 2004. As of September 30, 2004, the application with the FDIC was extended to permit Bancorp to provide additional information regarding the infrastructure in place to support the Bank and TBSEC and to revise certain proposed policies of TBSEC. By letter dated March 2, 2005, the FDIC requested that Bancorp provide it with supplemental information pertaining to the initial areas of inquiry noted above. Bancorp has responded to the FDIC’s information requests and April 21, 2005 the FDIC acknowledged receipt of the completed application. After securing final approval from the FDIC, Bancorp will be required to apply for regulatory approval for TBSEC from the Board of Governors of the Federal Reserve system (“Federal Reserve”). The opening of TBSEC is subject to receipt of final approval from each of the DOB, the FDIC and the Federal Reserve.

As of the date of this quarterly report on Form 10-QSB, renovations on TBSEC headquarters at 15 Masonic Street, New London, are nearly complete. Subject to receipt of regulatory approvals, TBSEC is expected to be open for business during the fourth quarter of 2005 and Bancorp anticipates that the new bank will be staffed, managed and operated in a comparable manner to the Bank. Bancorp will provide certain management, operations support, services and certain infrastructure to each of the Bank and TBSEC. By doing so, Bancorp believes that the Bank and TBSEC will benefit from economies of scale and anticipates that the operating costs of each of the Bank and TBSEC will be lowered in comparison to other de novo banks. Bancorp also hopes to realize a similar benefit by employing common frameworks of operating policies and business philosophy in the Bank and in TBSEC. Bancorp will capitalize TBSEC with at least $6 million to be provided from Bancorp’s liquid resources.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2005 and
December 31, 2004:

	June 30,	December 31,
	2005	2004
Commitments to extend credit
Future loan commitments	$3,257,200	$5,855,800
Unused line of credit	8,512,455	8,767,479
Undisbursed construction loans	1,673,000	103,900
Financial standby letters of credit	1,452,100	1,138,055
	$14,894,755	$15,865,234

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based upon management’s credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s books at their fair value at inception. The liability related to guarantees recorded at June 30, 2005 and December 31, 2004 was not significant.

Item 2. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

Southern Connecticut Bancorp

Bancorp, a Connecticut corporation, was incorporated on November 8, 2000 to serve as a bank holding company for community based commercial banks. Bancorp is a bank holding company registered in accordance with the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”).

Bancorp owns one hundred percent of the capital stock of The Bank of Southern Connecticut (“Bank”), a Connecticut chartered bank headquartered in New Haven, Connecticut. The Bank commenced operations on October 1, 2001.

Bancorp’s holding company structure provides organizational flexibility for its growth plans. Bancorp may in the future decide to engage in additional businesses permitted to bank holding companies and would form a subsidiary to provide these services. For example, Bancorp could acquire additional banks; establish de novo banks and other businesses, including mortgage companies, leasing companies, insurance agencies and small business investment companies, without having to go through a corporate reorganization. Before Bancorp could acquire interests in other banks, establish de novo banks or expand into other businesses, it will need to obtain relevant regulatory approvals.

Bancorp was marginally profitable in the fourth quarter of 2003, the ninth quarter of operations, as well as the following two quarters. The Bank was marginally profitable in the fourth quarter of 2003, the ninth quarter of operations, as well as five of the following six quarters. Profitability was achieved in these periods in part due to gains on sale of participations in Small Business Loan Administration (“SBA”) by the Bank. The Bank originated SBA and other loans during the first six months of 2005 and completed one loan sale during this period. SBA guaranteed and other loan balances of $662,172 are classified as held-for-sale on the accompanying balance sheet of Bancorp. Bancorp experienced a loss of $176,037 in the six months ended June 30, 2005 in part due to the absence of gains from the sale of loan participations. The profitable results of operations in the December 2003, March 2004 and June 2004 quarters are largely attributable to fee income and gains on sales derived from referrals and sales of SBA guaranteed loan participations. Bancorp intends to continue to originate and to sell at a profit participations in SBA guaranteed loans, including those currently classified as held-for-sale, in the future.

Bancorp’s plan of operation is to continue to operate the Bank and increase the Bank’s market share within the City of New Haven and the surrounding areas, and possibly offer certain additional banking services, such as internet based cash management services. Bancorp has obtained a Temporary Certificate of Authority from the Banking Commissioner of the State of Connecticut for a second, wholly owned community-based commercial bank subsidiary to serve the New London, Connecticut market, called The Bank of Southeastern Connecticut (“TBSEC.”) Bancorp intends to develop both the Bank’s and TBSEC’s geographic franchises through branch offices that Bancorp anticipates establishing throughout the 45 miles of coastal communities located between New Haven Connecticut, New London, Connecticut, and the Connecticut-Rhode Island border.

During 2003, Bancorp’s Board of Directors approved the establishment of a new commercial bank in New London, Connecticut to be named The Bank of Southeastern Connecticut (“TBSEC”). In October, 2003, Bancorp submitted its final application to the State of Connecticut Department of Banking (“DOB”) relating to the establishment of TBSEC. On April 28, 2004, the DOB issued a temporary certificate of authority in connection with this application. Bancorp then filed an application to insure the deposits of TBSEC with the Federal Deposit Insurance Corporation (“FDIC”) on July 30, 2004. As of September 30, 2004, the application with the FDIC was extended to permit Bancorp to provide additional information regarding the infrastructure in place to support the Bank and TBSEC, and to revise certain proposed policies of TBSEC. By letter dated March 2, 2005, the FDIC requested that Bancorp provide it with supplemental information pertaining to the initial areas of inquiry noted above. Bancorp has responded to the FDIC’s information requests and on April 21, 2005 the FDIC acknowledged receipt of the completed application. After securing final approval from the FDIC, Bancorp will be required to apply for regulatory approval for TBSEC from the Board of Governors of the Federal Reserve. The opening of TBSEC is subject to receipt of final approval from each of the DOB, the FDFC and the Federal Reserve.

Generally, de novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations.

Overall, the Bank’s plan of operation is focused on responsible growth and pricing of deposits and loans, and investment in high quality U. S. government securities to achieve a net interest margin sufficient to cover operating expenses, achieve profitable operations and maintain liquidity.

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

The lease is for an initial term of five years and three months, commencing April 11, 2001 with an option to extend the lease for up to three additional terms of five years. There was no base rent payable for the first three months of the initial term and monthly rent was $4,117 until August 1, 2001. The annual base rent during the balance of the initial term will be $107,400 for the first year and increases each year to $125,500 for the fifth year. The base rent for the option periods is also fixed in the lease. The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes. The Bank, as Bancorp’s assignee, will have a right of first refusal to purchase the building.

To the extent that the building contains space not needed for operations, the Bank expects to sublease such excess to the extent practicable. The Bank of Southern Connecticut had subleased approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer F. Laydon, one of Bancorp’s directors.
The following table sets forth the location of the Bank’s branch offices and other related information:

Office	Location	Square Feet	Status
Main Office	215 Church Street, New Haven, Connecticut	11,306	Leased
Branford Office	445 West Main Street, Branford, Connecticut	3,714	Leased
Amity Office	1475 Whalley Avenue, New Haven, Connecticut	2,822	Owned

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

On January 14, 2004 Bancorp entered into a lease agreement to lease the facility at 15 Masonic Street, New London, Connecticut, the site of the proposed TBSEC. Pending regulatory approval of TBSEC, the facility is in the process of being improved to accommodate the new bank, and is expected to be completed shortly. Improvements, furnishings and equipment are estimated to be $363,000. Bancorp anticipates that TBSEC will commence operations during the fourth quarter of 2005. The lease for the New London property which will house TBSEC is for an initial term of five years, with three successive five year option periods. Base rent is $45,580 annually until January 14, 2009. The base rent for the option years is subject to increases. Bancorp is responsible for pro rata allocations for taxes, utilities, common facility charges and other customary tenant expenses of the premises. Upon the commencement of banking operations at the New London property, it is Bancorp’s intention to assign the lease to TBSEC.

On June 21, 2005, Bancorp purchased a one acre improved site with two buildings in Clinton for a net purchase price of $495,000 for the primary purpose of establishing a branch office of the Bank. During 2004, the Bank filed applications to the Connecticut Department of Banking and the FDIC to establish bank operations at the Clinton location. Due to a delay in completing the acquisition of the Clinton property, the Bank's initial application to the FDIC to establish the Clinton branch was withdrawn pending completion of the acquisition of the property. Bancorp intends that Bancorp or the Bank will improve the facility to accommodate banking services. The costs of such improvements have not been determined at this time. Development of the property is expected to begin in the second half of 2005, at which time Bancorp will resubmit its application with the FDIC for permission to establish a branch office of the Bank at the Clinton location.

The Bank focuses on serving the banking needs of small and mid sized businesses, professionals and their employees. The Bank’s target customer has up to $30 million in revenues, up to 100 employees, and borrowing needs between $250,000 and $2 million. Currently, the Bank serves the greater New Haven marketplace and has a Board of Directors and management team drawn from the communities served, each of whom is recognized and respected by the New Haven business community. The Bank’s focus on the commercial market makes it uniquely qualified to move deftly in responding to the needs of its clients.

The Bank does not expect to compete with large institutions for the primary banking relationships of large corporations, but it competes for the small to medium-size businesses and for the consumer business of employees of such entities. The Bank’s geographic market focus also provides a unique competitive advantage by clearly identifying the Bank as the independent local bank focused on commercial lending and other commercial banking services. The Bank’s focus clients operate retail, service, wholesale distribution, manufacturing and international businesses. Many of these customers use the services of the Bank because of relationships and contacts with the Bank’s directors and management. We believe that the Bank is successfully winning new business because of these relationships and a combination of a fair price for our services, quick decision processes and a high-touch level of personalized customer service.

Lending, Depository and Other Products

The Bank currently has a wide range of “core” bank products and services offerings which are more completely described below. Additionally, through correspondent and other relationships, the Bank helps its customers meet all of their banking needs, including obtaining services which the Bank may not offer directly.

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

Deposits and the Bank’s equity capital are the sources of funds for lending and investment activities. Repayments on loans, investment income and proceeds from the sale and maturity of investment securities will also provide additional funds for these purposes. While scheduled principal repayments on loans and investment securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank expects to manage the pricing of deposits to maintain a desired deposit balance. The Bank offers drive-in teller services, wire transfers and safe deposit services.

The Bank’s loan strategy is to offer a broad range of loans to businesses and individuals in its service area, including commercial and business loans, personal loans, mortgage loans, home equity loans, and automobile loans. The Bank has received certified lending status from the SBA to enable it to make SBA guaranteed loans to both the greater New Haven business community and companies throughout the State of Connecticut. The marketing focus on small to medium-size businesses and professionals may result in an assumption of certain lending risks that are different from or greater than those which would apply to loans made to larger companies or consumers. Commercial loans generally entail certain additional risks because repayment is usually dependent on the success of the enterprise. The Bank seeks to manage the credit risk inherent in its loan portfolio through credit controls, loan diversification and personal guarantees of the principal owners of these small to medium-sized businesses. Prior to approving a loan the Bank evaluates: the credit histories of potential borrowers; the value and liquidity of available collateral; the purpose of the loan; the source and reliability of funds for repayment and other factors considered relevant in the circumstances.

Loans are made on a variable or fixed rate basis with fixed rate loans limited to five-year terms. All loans are approved by the Bank’s management and ratified by the Loan Committee of the Bank’s Board of Directors. At the present time, the Bank is syndicating and securitizing loans, and the Bank originates and sells individual SBA guaranteed loan participations. The Bank at times participates in multi-bank loans for companies in its service area. Commercial loans and commercial real estate loans may be written for terms of up to twenty years. Loans to purchase or refinance commercial real estate are collateralized by the subject real estate. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

Other services provided currently or to be provided include cashier’s checks, money orders, travelers checks, bank by mail, lock box, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not currently expect to offer trust services but may offer trust services through a joint venture with a larger institution. To offer trust services in the future, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

Investment Securities

Another significant activity for the Bank is maintaining an investment portfolio. Although granting a variety of loans to generate interest income and loan fees is an important aspect of the Bank’s business plan, the aggregate amount of loans will be subject to maintaining a prudent loan-to-deposit ratio. The Bank’s overall portfolio objective is to maximize the long-term total rate of return and maintain adequate liquidity through active management of portfolio holdings taking into consideration estimated asset/liability and liquidity needs, tax equivalent yields and maturities. Permissible investments include debt securities such as U. S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank expects that investments in equity securities will be very limited. The Bank’s current investment portfolio is limited to U. S. government sponsored agency obligations and sponsored agency collateralized mortgage obligations classified as available for sale. Accordingly, the principal risk associated with the Bank’s current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.

Market and Competition

There are numerous banks and other financial institutions serving the Southern Connecticut market area which pose significant competition with the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. To grow, we will have to win customers away from the customer base of existing banks and financial institutions as well as win new customers from growth in the Southern Connecticut market area. Many of these competitor institutions are well established and well capitalized, with numerous branch offices allowing them to provide a greater range of services than we currently offer or anticipate being able to offer in the near future.

The greater New Haven is currently served by approximately 80 offices of commercial banks. None of these banks is headquartered in New Haven. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which are impracticable for the Bank to provide at this time. There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draws customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. Many of our competitor institutions are well established and better capitalized with many more branch offices than the Bank, allowing them to provide a greater range of services than we currently provide or anticipate being able to provide in the near future.

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

The Bank of Southeastern Connecticut

During 2003, Bancorp's Board of Directors approved the establishment of TBSEC as a new commercial bank in New London, Connecticut.

On April 28, 2004, the DOB issued a temporary certificate of authority for TBSEC. Bancorp has submitted an application to the FDIC for deposit insurance that is currently under consideration by the FDIC. After securing final approval from the FDIC, Bancorp will be required to apply for regulatory approval for TBSEC from the Federal Reserve. The opening of TBSEC is subject to receipt of final approvals from each of the DOB, the FDIC and the Federal Reserve. Subject to the receipt of regulatory approvals, Bancorp expects the new bank to commence operations in the fourth quarter of 2005. For more information, see note 10 to the Financial Statements.

SCB Capital, Inc.

On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary of Bancorp, was incorporated. SCB Capital, Inc. will engage in a limited range of investment banking and advisory services primarily to small to medium size business clients of Bancorp located in Connecticut and the Northeast. It is not anticipated that SCB Capital, Inc. will directly provide financing or equity in the investment banking transactions it facilitates or in which it acts as principal. SCB Capital, Inc. is in the process of applying for approval as a broker-dealer and membership with the National Association of Security Dealers (“NASD”). SCB Capital, Inc. has been capitalized with $20,000 and has not commenced operations. Any additional amount to be invested in SCB Capital, Inc. will be determined by Bancorp’s Board of Directors at the time of application to the NASD. SCB Capital, Inc. is expected to act solely as a broker and advisor and is not intended or expected to make equity investments in capital and debt security raises which it completes or in which it assists. SCB Capital, Inc. may accept warrants, options or similar instruments in partial compensation for its services.

Recent Developments

Bancorp raised $13.3 million, net of underwriting discounts and offering expenses, in equity capital through a public offering of common stock on June 17, 2004. On June 17, 2004, Bancorp invested approximately $2.8 million of these proceeds in the equity capital of The Bank of Southern Connecticut. Also, Bancorp has committed to investing $6 million of the proceeds in the equity capital of The Bank of Southeastern Connecticut at the time it receives all final regulatory approvals and commences banking operations. On November 9, 2004, Bancorp committed to investing an additional $1 million in The Bank of Southern Connecticut. The remaining balance of the public offering net proceeds will be utilized for future branch office expansion and general corporate purposes. Bancorp listed its common stock on the American Stock Exchange in connection with its offering. Bancorp’s common stock symbol is “SSE”.

The Board of Directors of the Bank adopted resolutions designed to strengthen and enhance the Bank’s Bank Secrecy Act compliance and the Bank’s Information Technology controls. During the six months ended June 30, 2005, the Bank continued to strengthen and enhance its infrastructure, policies and staffing. During the quarter, the Bancorp added staff to its lending, loan administration and operations staff. Also, the Bank reviewed its privacy and information technology security policies and procedures to strengthen compliance. Additionally, the Bank has retained an experienced outside consultant to assist it in developing and implementing additional Information Technology policies, controls and procedures.

Employees

As of June 30, 2005, the Bancorp has 33 full-time employees, the majority with the Bank. Bancorp’s employees perform most routine day-to-day banking transactions for the Bank. However, the Bank has entered into a number of arrangements for banking services such as correspondent banking, data processing and armored carriers. Outside of staffing the new bank located in New London and new offices of the Bank, Bancorp does not anticipate a significant change in the number of its employees.

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

Bancorp had a net loss of $160,470 (or basic and diluted loss per share of $0.05) for the quarter ended June 30, 2005, compared to a net income of $20,162 (or basic and diluted earnings per share of $0.01 and $0.01, respectively) for the quarter ended June 30, 2004. Bancorp had a net loss of $176,037 (or basic and diluted loss per share of $0.06) for the six months ended June 30, 2005, compared to a net income of $55,874 (or basic and diluted earnings per share of $0.04 and $0.04, respectively) for the six months ended June 30, 2004. The 2005 quarter and six month loss reflects: i) ongoing costs of developing infrastructure to support The Bank of Southeastern Connecticut, and ii) the absence of gains on the sale of SBA guaranteed loan participations during the period ended June 30, 2005, in comparison to the period ending June 30, 2004, in which $76,210 of such gains were recognized.

Financial Condition

Assets

Bancorp has reached total assets of $87.5 million at June 30, 2005, an increase of $5.8 million (7.1%) from $81.7 million in assets as of December 31, 2004. Earning assets as of June 30, 2005 were $79.2 million, an increase of $3.4 million (4.5%) during the first six months of 2005.

Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and short-term investments including money market mutual funds to provide funding for higher yielding loans as they are approved and closed. As of June 30, 2005, Federal funds sold were $6.0 million and short-term investments balances were $7.7 million. Federal funds sold increased by $0.6 million while short-term investments decreased by $0.7 million for the first six months of 2005.

Investments

Available for sale securities totaled $11.2 million as of June 30, 2005, a decrease of $0.2 million from December 31, 2004, reflecting amortization on mortgage backed securities held in the portfolio. The portfolio is invested in U.S. government sponsored agency and sponsored agency issued mortgage backed securities.

As of June 30, 2005, gross unrealized losses on the available for sale securities portfolio totaled $209,000. These losses were the result of volatility in market rates and yield curve changes and impacted the market prices in government sponsored agency bonds and mortgage-backed securities. Management does not believe these losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary, and has both the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital.

Loans

The total of the Loans receivable portfolio increased $3.0 million (6.0%) from $49.8 million at December 31, 2004 to $52.8 million at June 30, 2005. The increase in loans is due to strong commercial demand in the greater New Haven and Connecticut markets. The increase in the loans receivable portfolio was funded primarily by increases in deposits. The loans receivable to deposit ratio as of June 30, 2005 was 82%, within Bancorp’s target loan receivable to deposit ratio of the 80% to 90% range. Bancorp and the Bank’s Boards of Directors may elect to review Bancorp’s policy regarding this ratio.

Critical Accounting Policy

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp’s financial condition and results and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Loan Losses

The allowance for loan losses, a material estimate susceptible to significant change in the near-term, is established as losses are estimated to have occurred through a provision for losses charged against operations, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, pools of homogeneous loans, the known and inherent risk characteristics and size of the loan portfolios, the assessment of current economic and real estate market conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of specific loans and other relevant factors. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Any subsequent recoveries are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains appraisals for significant properties, when considered necessary.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Based on its evaluation, management believes the allowance for loan losses of $690,000 at June 30, 2005, which represents 1.29% of gross loan receivables outstanding, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2004, the allowance for loan losses was $752,000 or 1.49% of gross loans outstanding.

Analysis of Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the six months ended June 30:

Allowance for Loan Losses as of June 30, 2005 and 2004

	As of June 30,
	2005	2004
Balance at beginning of period	$752,394	$421,144
Charge-offs	(173,998)	(27,323)
Recoveries	750	217
Provision charged to operations	110,409	60,995
Balance at end of period	$689,555	$455,033

Net charge-offs to average loans	.33%	.06%

Non-Accrual, Past Due and Restructured Loans

The following table represents non-accruing and past due loans

(Thousands of dollars)	June 30, 2005	December 31, 2004
Loans delinquent over 90 days and still accruing	$-	$-
Non-accruing loans	368,266	227,358
Total	$368,266	$227,358
% of Total Loans	0.69%	0.45%
% of Total Assets	0.42%	0.28%

Potential Problem Loans

At June 30, 2005, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Deposits were $64.8 million at June 30, 2005, an increase of $6.1 million (10.4%) from $58.7 million as of December 31, 2004. Interest bearing checking and money market accounts increased by $7.5 million or 29.0%, followed by time certificates which increased $0.8 million, or 9.6%. Savings accounts stayed the same as at year end 2004. Non-interest bearing checking and NOW accounts decreased $2.3 million from December 31, 2004. The increase in the total deposit portfolio reflects the ongoing, vigorous marketing effort of the Bank. Bancorp does not have any brokered deposits.

Other
Repurchase agreement balances decreased $0.3 million from December 31, 2004 to $519,000, as of June 30, 2005, due to normal customer activity.

Results of Operations

Generally, de novo banks in Connecticut have reached profitability on average within three to four years after commencement of operations. The Bank was profitable in its ninth quarter of operation, and has been profitable in five of the following six quarters. The Bank is Bancorp’s sole source of SBA loan sales and contributes substantially all net interest income and non-interest income to Bancorp’s results of operations.

Bancorp had a loss of $176,000 in the first two quarters of 2005, due to a decline of approximately $188,000 from 2004 in SBA loan participation sale gains. Loans held for sale, comprised of SBA guaranteed loan and other loan balances, increased from December 31, 2004 by $563,000 to $662,000 at June 30, 2005. Bancorp completed one loan participation sale transactions during the second quarter. Bancorp intends to continue to originate and to sell at a profit participations in SBA guaranteed loans and other loans, including those currently classified as held-for-sale, in the future.

Average Balances, Yields and Rates

The following tables present average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three and six months ended June 31, 2005 compared to the three and six months ended June 30, 2004. Interest income on loans includes loan fee income which is not significant. In addition, Bancorp does not have any tax-exempt securities or loans.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Three months Ended			Three months Ended
	June 30, 2005			June 30, 2004
		Interest			Interest		Fluctuations in interest
	Average	Income/	Average	Average	Income/	Average	Income/Expense
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total

Interest earning assets
Loans (1)	$54,455	$1,088	8.01%	$45,759	$862	7.56%	$226
Short-term investments	8,255	60	2.92%	2,837	9	1.27%	51
Investments	11,232	86	3.07%	8,294	56	2.71%	30
Federal funds sold	5,535	39	2.83%	6,383	14	0.88%	25
Total interest earning assets	79,477	1,273	6.42%	63,273	941	5.97%	332

Cash and due from banks	785			1,039
Premises and equipment, net	3,304			3,412
Allowance for loan losses	(734)			(447)
Other	1,592			1,257
Total assets	$84,424			$68,534

Interest bearing liabilities
Time certificates	$10,669	74	2.78%	$12,083	64	2.12%	10
Savings deposits	3,560	11	1.24%	2,713	8	1.18%	3
Money market / checking deposits	29,922	118	1.58%	26,479	83	1.26%	35
Capital lease obligations	1,190	43	14.49%	1,191	43	14.48%	-
Repurchase agreements	770	3	1.56%	1,293	2	0.62%	1

Total interest bearing liabilities	46,111	249	2.17%	43,759	200	1.83%	49

Non-interest bearing deposits	17,797			15,841
Accrued expenses and
other liabilities	330			207
Shareholder's equity	20,186			8,727
Total liabilities and equity	$84,424			$68,534

Net interest income		$1,024			$741		$283

Interest spread			4.25%			4.14%
Interest margin			5.17%			4.70%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following tables summarize the variance in interest income and expense for the three months ended June 30, 2005 and 2004 resulting in changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	June 30, 2005 v. 2004
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earning assets
Loans	$226	$172	$54
Short-term investments	51	30	21
Investments	30	22	8
Federal funds sold	25	(2)	27
Total interest earning assets	332	222	110

Interest bearing liabilities
Time certificates	10	(19)	29
Savings deposits	3	2	1
Money market / checking deposits	35	12	23
Capital lease obligations	-	-	-
Repurchase agreements	1	(1)	2
Total interest bearing liabilities	49	(6)	55
Net interest income	$283	$228	$55

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
							Fluctuations
		Interest			Interest		in interest
	Average	Income/	Average	Average	Income/	Average	Income/Expense
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total

Interest earning assets
Loans (1)	$52,970	$2,085	7.94%	$45,050	$1,677	7.47%	$408
Short-term investments	8,354	102	2.46%	2,710	16	1.18%	86
Investments	11,286	173	3.09%	8,103	103	2.55%	70
Federal funds sold	6,823	87	2.57%	4,137	18	0.87%	69
Total interest earning assets	79,433	2,447	6.21%	60,000	1,814	6.06%	633

Cash and due from banks	1,048			1,216
Premises and equipment, net	3,682			3,431
Allowance for loan losses	(746)			(441)
Other	1,470			1,211
Total assets	$84,887			$65,417

Interest bearing liabilities
Time certificates	$10,391	136	2.64%	$13,087	138	2.11%	(2)
Savings deposits	3,686	24	1.31%	2,598	15	1.16%	9
Money market / checking deposits	30,693	234	1.54%	24,457	155	1.27%	79
Capital lease obligations	1,190	86	14.57%	1,191	85	14.31%	1
Repurchase agreements	892	6	1.36%	1,126	4	0.71%	2

Total interest bearing liabilities	46,852	486	2.09%	42,459	397	1.88%	89

Non-interest bearing deposits	17,024			14,655
Accrued expenses and
other liabilities	316			210
Shareholder's equity	20,695			8,093
Total liabilities and equity	$84,887			$65,417

Net interest income		$1,961			$1,417		$544

Interest spread			4.12%			4.18%
Interest margin			4.98%			4.74%

(1) Includes nonaccruing loans.

	Six months Ended
	June 30, 2005 v. 2004
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earning assets
Loans	$408	$300	$108
Short-term investments	86	56	30
Investments	70	45	25
Federal funds sold	69	17	52
Total interest earning assets	633	418	215

Interest bearing liabilities
Time certificates	(2)	(51)	49
Savings deposits	9	7	2
Money market / checking deposits	79	43	36
Capital lease obligations	1	-	1
Repurchase agreements	2	(1)	3
Total interest bearing liabilities	89	(2)	91
Net interest income	$544	$420	$124

Net Interest Income

For the quarter ended June 30, 2005, net interest income was $1,024,000 versus $741,000 for the same period in 2004, a $283,000 or 38% increase. This was the result of a $16.2 million increase in average earning assets in the quarter ended June 30, 2005 in comparison to the same period a year ago, including increases in average loans of $8.7 million, short term investments and federal funds sold of $4.6 million and investments of $2.9 million. The increase in short term investments reflects the receipt of net proceeds of approximately $13.3 million from the June 2004 public offering of common stock of Bancorp. Also, average interest bearing liabilities increased $2.4 million during the quarter ended June 30, 2005 in comparison to the same period a year ago, partially offsetting the favorable net interest income effects of the increase in average earning assets volume. The ratio of average loans to average total interest earning assets declined during the quarter ended June 30, 2005 in comparison to the quarter ended June 30, 2004, to 68.5% from 72.3%, due to the increase in short term investments and investments following the completion of Bancorp’s June 2004 common stock offering.

The yield on average interest earning assets for the three months ended June 30, 2005 was 6.42% versus 5.97% for same period in 2004. The increase in the yield on average earning assets is due to the increase in the Bank’s prime lending rate from 2004 to 2005, partially offset by the change in asset mix from 2004 to 2005, reflecting the higher volume of investments in short term investments and available for sale investment securities which are at significantly lower yields than loans. The cost of average interest bearing liabilities was 2.17% for the three months ended June 30, 2005 versus 1.83% for the comparable period in 2004. The increase in the cost of average interest bearing liabilities was primarily the result of increased deposit balances and higher rates paid on daily rate money market and interest checking accounts, offset somewhat by lower balances in 2005 in comparison to 2004 in time deposits. Volume related decreases in time deposit interest expense in the 2005 period in comparison to the 2004 period were more than offset by increases in the rates of interest paid on new time deposits acquired during the past year. As a result the net interest margin for the three month period ended June 30, 2005 was 5.17% versus 4.70% for the comparable period in 2004.

For the six months ended June 30, 2005, net interest income was $1,961,000 versus $1,417,000 for the same period in 2004, a $544,000 or 38% increase. This was the result of a $19.4 million increase in average earning assets in the six months ended June 30, 2005 in comparison to the same period a year ago, due primarily to increases in average loans of $7.9 million, short term investments and federal funds of $8.3 million and investments of $3.2 million. The increase in short term investments reflects the receipt of net proceeds of approximately $13.3 million from the June 2004 public offering of common stock of Bancorp. Also, average interest bearing liabilities increased $4.4 million during the six months ended June 30, 2005 in comparison to the same period a year ago, partially offsetting the favorable net interest income effect of the increase in average earning assets.

The yield on average interest earning assets for the six months ended June 30, 2005 was 6.21% versus 6.06% for same period in 2004. The increase in the yield on average earning assets is due to the increase in the Bank’s prime lending rate from 2004 to 2005, partially offset by the change in asset mix from 2004 to 2005, reflecting the higher volume of investments in short term investments and available for sale investment securities which are at significantly lower yields than loans. The cost of average interest bearing liabilities was 2.09% for the six months ended June 30, 2005 versus 1.88% for the same period in 2004. The increase in the cost of average interest bearing liabilities was primarily the result of increased deposit balances and higher rates paid on daily rate money market and interest checking accounts, offset somewhat by lower balances in 2005 in comparison to 2004 in time deposits. Volume related decreases in time deposit interest expense in the 2005 period in comparison to the 2004 period were offset by increases in the rates of interest paid on new time deposits acquired during the past year. The net interest margin for the six month period ended June 30, 2005 was 4.98% versus 4.74% for the same period in 2004.

Provision for Loan Losses

The $93,000 provision for loan losses for the three months ended June, 2005 reflects the increase of the loans receivable portfolio during the quarter and portfolio seasoning. The provision for loan losses for the three months ended June 30, 2004 was $29,000.

The $110,000 provision for loan losses for the six months ended June, 2005 reflects the increase of the loans receivable portfolio during the six months and seasoning of our loan portfolio. The provision for loan losses for the six months ended June 30, 2004 was $61,000.

Noninterest Income

The $98,000 decrease in total noninterest income for the second quarter of 2005 versus the second quarter 2004 is due to the presence of approximately $76,000 in SBA guaranteed loan participation sales gains during the 2004 period versus $14,000 in 2005. Bancorp originated for sale in the secondary market $180,000 and $718,000 of SBA guaranteed loans and other loans during the second quarter and the first six months of 2005, respectively, partially offset by $140,000 proceeds from the sale of an SBA loan. Loans held for sale were $662,000 on Bancorp’s Consolidated Balance Sheet as of June 30, 2005. Through the Bank, Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. Separately, service charges and fees derived from deposits increased by $8,000 while income from loans and other services decreased by approximately $44,000 in the quarter ended June 30, 2005 verses the same period in 2004. Loan prepayment and referral fees accounted for most of the decrease.

The $182,000 decrease in total noninterest income for the six months of 2005 versus the 2004 is due to the recording of approximately $202,000 in SBA guaranteed loan participation sales gains during the 2004 period versus $14,000 in 2005. Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. Separately, service charges and fees derived from deposits increased by $32,000 while income from loans and other services decreased by approximately $26,000 for the six months ended June 30, 2005 verses the comparable period in 2004.

Noninterest Expense

Total noninterest expense was approximately $1.3 million for the second quarter of 2005 versus $951,000 for the same period in 2004, an increase of $302,000 or 31.8%. A number of factors contributed to the increase in non-interest expense year-over-year. Principal among these factors are 1) ongoing investment in the development of infrastructure to support the proposed new bank subsidiary, TBSEC, 2) additional staff, principally in the areas of loan administration, lending, and operations, 3) professional services relating to advisory and compliance services, 4) upgrading and expansion of technology infrastructure, including network facilities and 5) increased services costs due to increases in the loan and deposit portfolios.

Total noninterest expense was approximately $2.3 million for the six months ended June 30, 2005 versus $1.8 million for the comparable period in 2004, an increase of $500,000 or 27.8%. A number of factors contributed to the increase in non-interest expense year-over-year. Principal among these factors are 1) ongoing investment in the development of infrastructure to support the proposed new bank subsidiary, TBSEC, 2) additional staff, principally in the areas of loan administration, lending, and operations, 3) professional services relating to advisory and compliance services, 4) upgrading and expansion of technology infrastructure, including network facilities and 5) increased services costs due to increases in the loan and deposit portfolios.

Salaries and benefits for the second quarter of 2005 of $608,000 increased by $134,000, or 28%, from the second quarter of 2004. The increase is due to staff compensation and benefits increases in the first and second quarters of 2005 in comparison to the comparable period a year ago, primarily arising from additions to operations, lending, and loan administration staff as well as staffing for the New London location.

Salaries and benefits for the six months ended June 30, 2005 of $1.2 million increased by $233,000, or 25%, from the same period in 2004. The increase is due to the effect of staff compensation and benefits increases in the first quarter of 2005 in comparison to the same period a year ago, primarily arising from additions to operations, lending, and loan administration staff as well as staffing for the New London location.

Occupancy and equipment for the second quarter of 2005 increased by $23,000, or 17%, due primarily to increases relating to depreciation of buildings, equipment and furniture, rent and property taxes.

Occupancy and equipment for the six months ended June 30, 2005 increased by $41,000, or 16%, due primarily to increases relating to depreciation of buildings, equipment and furniture, rent and property taxes.

Professional fees for the second quarter of 2005 increased by $70,000 or by 60% due primarily to the engagement of consultants to assist the Bank in developing infrastructure and related policies and procedures, legal and other professional costs relating to the chartering and operational planning of the proposed banking subsidiary to be located in New London, consulting relating to the proposed Clinton branch property, assistance in upgrading technology, and other matters.

Professional fees for the six months ended June 30, 2005 increased by $103,000 or 57% due primarily to the engagement of consultants to assist the Bank in developing infrastructure and related policies and procedures, legal and other professional costs relating to the chartering and operational planning of the proposed banking subsidiary to be located in New London, consulting relating to the proposed Clinton branch property, assistance in upgrading technology, and other matters.

Data processing and other outside services for the second quarter increased by $16,000, or 23%, primarily due to increased loan and deposit volumes.

Data processing and other outside services for the six months ended June 30, 2005 increased by $23,000, or 17%, primarily due to increased loan and deposit volumes.

Advertising and promotional expense for the second quarter of 2005 increased $29,000, or 127% due to marketing initiatives, including promotional cable and print media placement, undertaken during the quarter.

Advertising and promotional expense for the six months ended June 30, 2005 increased $46,000, or 133% due to marketing initiatives, including promotional cable and print media placement, undertaken during the first six months.

Other operating expense for the second quarter of 2005 increased by $31,000, or 30%, primarily due to increases in insurance costs of $8,000, local tax increases of $5,000, telecommunications cost increases of $5,000 primarily due to the New London property and the loss from robberies at the Bank’s two branches for $11,000.

Other operating expense for the six months ended June 30, 2005 increased by $101,000, or 56%, primarily due to increases in insurance costs of $8,000, local tax increases of $14,000, telecommunications cost increases of $13,000 primarily due to the New London property, loan collection expense of $38,000 and the loss from robberies at the Bank’s two branches for $11,000.

Off-Balance Sheet Arrangements

See Note 11 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of June 30, 2005 and December 31, 2004 consisted of liquid assets totaling $28.3 million and $27.1 million, respectively. This represents 32.4% and 33.2% of total assets at June 30, 2005 and December 31, 2004, respectively. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Bancorp raised $13.3 million, net of underwriting discounts and offering expenses, in equity capital though a public offering of common stock completed on June 17, 2004. Bancorp invested approximately $2.8 million of these proceeds in the equity capital of The Bank of Southern Connecticut. Also, Bancorp has committed to investing $6 million of the proceeds in the equity capital of The Bank of Southeastern Connecticut at the time it receives all final regulatory approvals and commences banking operations. On November 9, 2004, Bancorp committed to investing an additional $1 million in The Bank of Southern Connecticut. The remaining balance of the public offering net proceeds will be utilized for future branch office expansion and general corporate purposes.

Currently, other than the anticipated start-up of TBSEC in the second half of 2005 and the possible establishment of additional branch offices (as previously discussed on pages 16 and 17 under the “Locations”), there are no plans involving the significant purchase or sale of property or equipment in the next twelve months.

Capital

The following table illustrates Bancorp's regulatory capital ratios at:

	June 30,	December 31,
	2005	2004
Tier 1 (Leverage) Capital Ratio to Average assets	24.43%	24.66%
Tier 1 Capital to Risk Weighted Assets	30.24%	32.08%
Total Capital to Risk Weighted Assets	31.24%	33.24%

The following table illustrates the Bank's regulatory capital ratios at:

	June 30,	December 31,
	2005	2004
Tier 1 (Leverage) Capital Ratio to Average assets	15.08%	14.87%
Tier 1 Capital to Risk Weighted Assets	19.02%	19.59%
Total Capital to Risk Weighted Assets	20.15%	20.84%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp is considered to be well capitalized under applicable regulations specified by the Federal Reserve. The Bank also is considered to be “well capitalized” under applicable regulations. To be considered “well capitalized” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon on the nature of Bancorp’s business, market risk is primarily limited to interest rate risk, which is the impact changing interest rates have on current and future earnings.

Bancorp’s goal is to maximize long-term profitability, while controlling its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates. In order to reach an acceptable interest rate spread, Bancorp must generate loans and seek acceptable long-term investments to replace the lower yielding balances in Federal Funds sold and short-term investments. The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of the liabilities. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposits balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by the Asset and Liability Management Committee (“ALCO”) consisting of senior management personnel and selected members of the Board of Directors of the Bank. ALCO reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk. ALCO reports to the Board of Directors of Bancorp and the Bank on a quarterly basis regarding the status of ALCO activities and interest rate risk.

Impact of Inflation and Changing Prices

Bancorp’s financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this fact, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, or disinflation, could significantly affect Bancorp’s earnings in future periods.

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this “Management’s Discussion and Analysis or Plan of Operation”, may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its bearing liabilities, (2) the timing of re-pricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (6) the effect of a loss of any executive officer, key personnel, or directors, (7) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (8) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for Bancorp to provide, (9) the effect of Bancorp’s opening of branches and organization of a new bank and the receipt of regulatory approval to complete both actions, (10) the effect of any decision by Bancorp to engage in any business not historically permitted to it, (11) concentration of our business in Southern Connecticut, (12) the concentration of our loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness and (13) lack of seasoning in our loan portfolio, which may increase the risk of future credit defaults. Other such factors may be described in other filings made by Bancorp with the SEC.

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

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based upon an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with participation of Bancorp’s Chief Executive Officer, its Chief Operating Officer, and its Chief Financial Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls have been effective.

As used herein, “disclosure controls and procedures” mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp’s management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There have not been any significant changes in Bancorp’s internal controls or in other factors that occurred during Bancorp’s quarter ended June 30, 2005 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

PART II
Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with its Annual Meeting of Shareholders, held May 3, 2005 (the “Annual Meeting”), the bank solicited by proxy the vote of its shareholders on the following three items: (i) to elect four directors, three for a three-year term and one for a two-year term; (ii) to approve the Southern Connecticut Bancorp, Inc. 2005 Stock Option and Award Plan and to authorize 150,000 shares of Bancorp’s common stock for issuance under such plan; and (iii) to ratify the appointment of McGladrey & Pullen, LLP as independent accountants for the year ending December 31, 2005.

The following table summarizes the voting for the Board of Directors:

	For	Withheld
Carl R. Borrelli	2,610,698	32,105
Juan Miguel Salas-Romer	2,611,898	30,905
Alphonse F. Spadaro, Jr.	2,612,198	30,605
Louis A. Lubrano	2,612,398	31,405

With respect to the approval of the Southern Connecticut Bancorp, Inc. 2005 Stock Option and Award Plan and the authorization of 150,000 shares of Bancorp’s common stock for issuance under such plan, the amendment was approved by Bancorp’s shareholders with 807,358 shares voting for the plan, 299,852 voting against the plan and 13,817 abstaining from the vote. With respect to the ratification of the appointment of McGladrey & Pullen, LLP, as the Bank’s independent accountants for the fiscal year ended December 31, 2005, the appointment was ratified by Bancorp’s shareholders with 2,613,974 voting for the ratification, 22,822 voting against the ratification and 6,007 abstaining from the vote.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to Issuer’s Quarterly Report on Form 10-QSB dated June 30, 2002)

3(ii)	By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.1	Lease, dated as of August 17, 2000, between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.1 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.2
Letter agreement dated January 3, 2001 amending the Lease between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.2 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.3
First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.3 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.4
Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.4 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.5
Assignment of Lease dated April 11, 2001 between the Issuer and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.6
Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.7	Issuer’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.8	Issuer’s 2001 Warrant Plan (incorporated by reference to Exhibit 10.8 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.9
Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.9 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.10
Sublease dated January 1, 2001 between Laydon and Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

10.11	Issuer’s 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.13 to Issuer’s Annual Report on Form 10-KSB dated March 29, 2002)

10.12	Issuer’s 2002 Stock Option Plan (incorporated by reference to Appendix B to Issuer’s Definitive Proxy Statement dated April 18, 2002).

10.13
Employment Agreement dated as of February 12, 2003, between The Bank of Southern Connecticut and Michael M. Ciaburri. (incorporated by reference to Exhibit 10.14 to Issuer’s Form 10-QSB dated May 14, 2003).

10.14
Amendment to Employment Agreement dated as of October 20, 2003, between The Bank of Southern Connecticut and Southern Connecticut Bancorp, Inc. and Joseph V. Ciaburri. (incorporated by reference to Exhibit 10.15 to the Issuer’s Form 10-QSB dated November 12, 2003

10.15	Lease dated January 14, 2004 between The City of New London and the Issuer (incorporated by reference to Exhibit 10.16 to the Issuer’s Form 10-KSB dated March 30, 2004

10.16	Lease dated August 2, 2002, between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.17 to the Issuer’s Form 10-KSB dated March 30, 2004

10.17
Underwriting Agreement between A.G. Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and Southern Connecticut Bancorp dated June 16, 2004. (incorporated by reference to Exhibit 1.1 to the Issuer’s Registration Statement on Form SB-2 (No. 333-115518)).

10.18
Form of Stock Option Agreement for a Non-Qualified Stock Option granted under the Issuer’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.18 to Issuer’s Form 10-QSB dated November 15, 2004)

10.19
Form of Stock Option Agreement for an Incentive Stock Option granted under the Issuer’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Issuer’s Form 10-QSB dated November 15, 2004)

10.20
Agreement of Sale of property and premises located in Clinton, Connecticut made June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee (incorporated by reference to Exhibit 10.20 to Issuer’s Form 10-QSB dated November 15, 2004)

10.21	Form of Non-Qualified Stock Option Agreement under Bancorp's 2005 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Issuer's Form 10-QSB dated May 13, 2005)

10.22	Form of Incentive Stock Option Agreement under Bancorp's 2005 Stock Option Plan (incorporated by reference to Exhibit 10.22 to Issuer's Form 10-QSB dated May 13, 2005)

10.23	Issuer's 2005 Stock Option and Award Plan (incorporated by reference to Appendix A to issuer's Definitive Proxy Statement dated April 5, 2005)

31.1	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer

31.2	Section Rule 13(a)-14(a)/15(d)-14(a) by Vice President and Chief Financial Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by Vice President and Chief Financial Officer

(b) Reports on Form 8-K

The issuer filed reports on Form 8-K during the quarter ended June 30, 2005.

Date of Filing	Item Reported

April 14, 2005	Announcement of 5% Stock Dividend.

April 18, 2005	Results of Bancorp’s operations for the quarter ended March 31, 2005

April 26, 2005	Appointment of Carmelo L. Foti as President and Chief Operating Officer of the Bank of Southeastern Connecticut (In Organization).

May 4, 2005	Report of Election of Directors and other actions at the May 3, 2005 Annual M Meeting of Shareholders.

May 9, 2005	Shareholders approved the Southern Connecticut Bancorp, Inc. “2005 Stock Option and Award Plan” at the May 3, 2005 annual meeting.

June 24, 2005	Southern Connecticut Bancorp, Inc. announced completion of its acquisition of real property at 51-53 West Main Street, Clinton, Connecticut.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /S/ Joseph V. Ciaburri
Name: Joseph V. Ciaburri
Date: August 15, 2005	Title: Chairman & Chief Executive Officer

By: /S/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: August 15, 2005	Title: President & Chief Operating Officer

By: /S/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: August 15, 2005	Title: Interim Chief Financial Officer

Exhibit Index

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer.

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer.

32.1	Section 1350 Certification by Chairman and Chief Executive Officer.

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Vice President and Chief Financial Officer.