Form 10QSB
period 2005-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2005-11-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________
F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

Commission file number 0-49784

SOUTHERN CONNECTICUT BANCORP, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Connecticut (State or Other Jurisdiction of Incorporation or Organization)	06-1609692 (I.R.S. Employer Identification Number)
215 Church Street New Haven, Connecticut 06510 (Address of Principal Executive Offices)

(203) 782-1100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of
November 10, 2005: 2,937,596

Transitional Small Business Disclosure Format

Yes __  No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes__  No X

Table of Contents
Part I
Financial Information

PART I
Financial Information
Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2005 (unaudited) and December 31, 2004
	2005	2004
Assets
Cash and due from banks	$714,070	$1,986,193
Federal funds sold	7,051,000	5,385,000
Short-term investments	8,837,278	8,372,689
Cash and cash equivalents	16,602,348	15,743,882

Available for sale securities, at fair value	11,030,483	11,371,894
Federal Home Loan Bank Stock	60,000	47,100
Loans receivable (net of allowance for loan losses of
$704,623 in 2005 and $752,394 in 2004)	53,049,125	49,763,952
Loans held for sale, at fair value	154,530	98,742
Accrued interest receivable	356,488	265,581
Premises and equipment, net	4,468,411	3,516,814
Other assets	953,710	886,778
Total assets	$86,675,095	$81,694,743

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$17,303,246	$17,334,393
Interest bearing deposits	46,464,065	41,365,984
Total deposits	63,767,311	58,700,377

Repurchase agreements	840,618	827,031
Accrued expenses and other liabilities	432,081	279,422
Capital lease obligations	1,189,465	1,190,186
Total liabilities	66,229,475	60,997,016

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2005 2,937,596; 2004 2,797,711	29,376	27,977
Additional paid-in capital	24,083,637	24,085,612
Accumulated deficit	(3,356,438)	(3,199,126)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(310,955)	(216,736)
Total shareholders' equity	20,445,620	20,697,727

Total liabilities and shareholders' equity	$86,675,095	$81,694,743

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)

	Three Months Ended		Nine Months Ended
	September		September
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$1,114,242	$871,221	$3,189,944	$2,548,299
Interest on securities	87,100	86,739	259,886	190,180
Interest on federal funds sold and short-term investments	116,426	30,993	305,241	64,055
Total interest income	1,317,768	988,953	3,755,071	2,802,534

Interest Expense
Interest on deposits	243,894	144,212	637,413	451,781
Interest on capital lease obligations	43,329	42,843	129,703	128,134
Interest on repurchase agreements	4,956	2,048	10,615	5,758
Total interest expense	292,179	189,103	777,731	585,673

Net interest income	1,025,589	799,850	2,977,340	2,216,861

Provision for Loan Losses	26,574	56,900	136,983	117,895
Net interest income after
provision for loan losses	999,015	742,950	2,840,357	2,098,966

Noninterest Income:
Service charges and fees	73,469	88,017	250,074	233,033
Gains and fees from sales and referrals of loans	106,565	14,930	148,648	231,645
Gains on sales of available for sale securities	-	4,856	-	3,912
Other noninterest income	11,724	35,356	92,309	146,783
Total noninterest income	191,758	143,159	491,031	615,373

Noninterest Expense
Salaries and benefits	597,489	472,050	1,763,027	1,405,126
Occupancy and equipment	147,390	123,410	449,669	385,006
Professional services	135,086	109,459	417,718	289,283
Data processing and other outside services	83,036	70,831	244,759	209,400
Advertising and promotional expense	40,985	33,949	120,967	68,256
Forms, printing and supplies	26,506	17,141	70,052	61,840
Other operating expenses	141,556	112,201	422,508	292,486
Total noninterest expenses	1,172,048	939,041	3,488,700	2,711,397

Net income (loss)	$18,725	$(52,932)	$(157,312)	$2,942

Basic Income (loss) per Share	$0.01	$(0.02)	$(0.05)	$0.00
Diluted Income (loss) per Share	$0.01	$(0.02)	$(0.05)	$0.00

Dividends per Share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2005 and 2004 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2003	1,063,320	$10,633	$10,704,269	$(3,100,842)	$(299,758)	$7,314,302

Comprehensive Income:
Net Income	-	-	-	2,942	-	2,942
Unrealized holding gain on available
for sale securities	-	-	-	-	92,963	92,963
Total comprehensive income						95,905

Exercise of Stock Warrants	5,544	56	60,424	-	-	60,480

Exercise of Stock Options	5,847	58	45,137	-	-	45,195

Issuance of Common Stock	1,723,000	17,230	13,275,782	-	-	13,293,012

Balance September 30, 2004	2,797,711	$27,977	$24,085,612	$(3,097,900)	$(206,795)	$20,808,894

Balance December 31, 2004	2,797,711	$27,977	$24,085,612	$(3,199,126)	$(216,736)	$20,697,727

Comprehensive Loss:
Net Loss	-	-	-	(157,312)	-	(157,312)
Unrealized holding loss on available
for sale securities	-	-	-	-	(94,219)	(94,219)
Total comprehensive loss						(251,531)

5% stock dividend declared
April 12, 2005	139,885	1,399	(1,399)	-	-	-

Fractional shares paid in cash	-	-	(576)	-	-	(576)

Balance September 30, 2005	2,937,596	$29,376	$24,083,637	$(3,356,438)	$(310,955)	$20,445,620

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004 (unaudited)

Cash Flows From Operations	2005	2004
Net (loss) income	$(157,312)	$2,942
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(2,096)	(459)
Provision for loan losses	136,983	117,895
Gain on sales of available for sale securities	-	(3,912)
Loans originated for sale, net of principal payments received	(993,179)	-
Proceeds from sales of loans	1,192,383	1,986,863
Gains on sales of loans	(105,703)	(202,196)
Depreciation and amortization	227,892	210,915
Increase in cash surrender value of life insurance	(18,000)	(20,251)
Changes in assets and liabilities:
( Decrease) increase in deferred loan fees	(25,048)	51,640
Increase in accrued interest receivable	(90,907)	(74,236)
Increase in other assets	(48,932)	(122,510)
Increase in accrued expenses and other liabilities	152,659	7,927
Net cash provided by operating activities	268,740	1,954,618

Cash Flows From Investing Activities
Purchases of available for sale securities	-	(8,968,530)
Principal repayments on available for sale securities	243,676	1,006,655
Proceeds from sales of available for sale securities	-	2,001,191
Proceeds from maturities of available for sale securities	5,612	-
Purchases of Federal Home Loan Bank Stock	(12,900)	(25,600)
Net increase in loans receivable	(3,546,397)	(12,965,905)
Purchases of premises and equipment	(1,179,489)	(106,702)
Proceeds from the sale of OREO	-	116,414
Net cash used in investing activities	(4,489,498)	(18,942,477)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	3,837,554	9,803,625
Net increase (decrease) in certificates of deposit	1,229,380	(196,717)
Net increase in repurchase agreements	13,587	1,224,136
Principal payments on capital lease obligations	(721)	(649)
Proceeds from Stock Offering	-	13,293,012
Distribution in cash for fractional shares of common stock	(576)	-
Exercise of stock options and warrants	-	105,675
Net cash provided by financing activities	5,079,224	24,229,082

Net increase in cash and cash equivalents	858,466	7,241,223

Cash and cash equivalents
Beginning	15,743,882	2,567,998
Ending	$16,602,348	$9,809,221

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2005 and 2004 (unaudited)

	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$759,699	$574,600

Income taxes	$-	$-

Supplemental disclosures of noncash investing activities:
Unrealized holding (losses) gains on available for sale securities arising
during the period	$(94,219)	$92,963

Transfer of Loans to OREO	$-	$116,513

Transfer of loans to loans held for sale	$-	$1,206,348

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations

Southern Connecticut Bancorp, Inc. (“Bancorp”), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000. Bancorp owns 100% of the common stock of The Bank of Southern Connecticut (the “Bank”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in the Westville section of New Haven and the town of Branford, Connecticut. In 2003, SCB Capital, Inc. was formed as a Connecticut corporation, and in April 2004 Bancorp capitalized SCB Capital, Inc., which became a subsidary of Bancorp. SCB Capital, Inc. will engage in a limited range of investment banking, advisory, and brokerage services, primarily with small to medium size business clients. On April 28, 2004, Bancorp received a temporary certificate of incorporation from the Banking Department of the State of Connecticut to open a new bank, to be named The Bank of Southeastern Connecticut (“TBSEC”), to be located in New London, Connecticut. On August 19, 2005, the Federal Deposit Insurance Corporation (the “FDIC”) approved TBSEC’s application for Federal Deposit Insurance. Bancorp has a pending application with the Federal Reserve Board of Governors (the “FRB”) for the formal acquisition of TBSEC. Upon receipt of approval from the FRB, Bancorp believes that it will receive all requisite regulatory approvals and will be able to commence operations of TBSEC.

Note 2. Basis of Financial Statement Presentation

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005.

The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2005	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$11,196,523	$-	$(304,945)	$10,891,578
Mortgage Backed Securities	144,915	-	(6,010)	138,905
	$11,341,438	$-	$(310,955)	$11,030,483

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$11,192,594	$3,398	$(214,486)	$10,981,506
Mortgage Backed Securities	396,036	-	(5,648)	390,388
	$11,588,630	$3,398	$(220,134)	$11,371,894

At September 30, 2005, gross unrealized holding losses on available for sale securities totaled $310,955. Of the securities with unrealized losses, the total unrealized losses on securities that have existed for a period of twelve months or longer amounted to $292,012. Management does not believe that any of the unrealized losses as of September 30, 2005 are other than temporary as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2004, gross unrealized holding losses on available for sale securities totaled $220,134. Of the securities with unrealized losses, the total unrealized losses on securities that existed for a period of twelve months or longer amounted to $217,164.

Note 4. Loans Receivable

A summary of Bancorp’s loan portfolio at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004

Commercial loans secured by real estate	$26,166,897	$22,462,363
Commercial loans	24,376,272	24,418,458
Construction and land loans	1,515,922	2,276,818
Residential mortgage loans	160,000	-
Consumer home equity loans	703,092	853,858
Consumer installment loans	930,202	625,330
Total loans	53,852,385	50,636,827
Net deferred loan fees	(98,637)	(120,481)
Allowance for loan losses	(704,623)	(752,394)
Loans receivable, net	$53,049,125	$49,763,952

A summary of the changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004, is as follows:

	For the Period Ended September 30,
	2005	2004
Balance at beginning of period	$752,394	$421,144
Charge-offs	(185,851)	(28,976)
Recoveries	1,097	11,220
Provision charged to operations	136,983	117,895
Balance at end of period	$704,623	$521,283

The following is a summary of non-accruing and past due loans:

	September 30, 2005	December 31, 2004
Loans delinquent over 90 days and still accruing	$-	$-
Non-accruing loans	581,306	227,358
Total	$581,306	$227,358

Note 5. Deposits

At September 30, 2005 and December 31, 2004, deposits consisted of the following:

	September 30, 2005	December 31, 2004
Noninterest bearing deposits	$17,303,246	$17,334,393

Interest bearing deposits
Checking	5,324,723	5,337,096
NOW	1,181,141	3,371,834
Money Market	26,883,933	20,604,704
Savings	3,092,214	3,299,676
Checking, money market & savings	36,482,011	32,613,310

Time Certificates under $100,000	3,949,199	3,241,527
Time Certificates of $100,000 or more	6,032,855	5,511,147
Time deposits	9,982,054	8,752,674
	46,464,065	41,365,984
Total deposits	$63,767,311	$58,700,377

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At September 30, 2005, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at September 30, 2005.

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

Note 7.  Stock Dividend and Income (Loss) Per Share

On April 12, 2005, Bancorp declared a 5% stock dividend to shareholders of record as of April 26, 2005. The stock dividend was distributed on May 9, 2005. Payment of this dividend resulted in the issuance of 139,885 additional common shares. As a result, the September 30, 2005 balance sheet and statement of changes in shareholders’ equity, and all per share amounts, have been retroactively revised to reflect this dividend as if it were effective at January 1, 2004. Generally accepted accounting principals require such dividends to be recorded at fair value; however, when there is an accumulated deficit, the Securities and Exchange Commission (“SEC”) advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital. Fractional shares were payable in cash on an equivalent share basis of $8.05. Weighted-average shares and per share data have been restated to give effect to the stock dividend.

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share. The following is information about the computation of income (loss) per share for the three and nine month periods ended September 30, 2005 and 2004.

Income (Loss) per Share

Three Months Ended September 30,
	2005			2004
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (Loss ) available to common shareholders	$18,725	2,937,596	$0.01	$(52,932)	2,933,058	$(0.02)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	16,982	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$18,725	2,954,578	$0.01	$(52,932)	2,933,058	$(0.02)

Nine Months Ended September 30,
	2005			2004
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss ) Income available to common shareholders	$(157,312)	2,937,596	$(0.05)	$2,942	1,821,248	$0.00
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	40,958	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholders plus assumed conversions	$(157,312)	2,937,596	$(0.05)	$2,942	1,862,206	$0.00

For the nine months ended September 30, 2005, and for the three months ended September 30, 2004, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

Note 8. Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

	Nine Months Ended
	September 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(94,219)	$-	($94,219)

Add: Reclassification adjustment for amounts			-
recognized in net loss	-	-	-
Unrealized holding loss on available for sale
securities	$(94,219)	$-	$(94,219)

	Nine Months Ended
	September 30, 2004
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$96,875	$-	$96,875

Add: Reclassification adjustment for gains			-
recognized in net income	(3,912)	-	(3,912)

Unrealized holding gain on available for sale
securities	$92,963	$-	$92,963

There is no tax effect relating to other comprehensive income because there is a full valuation allowance recorded against the deferred tax asset.

Note 9. Stock Based Compensation

During the nine months ended September 30, 2005, Bancorp granted 82,413 stock options to employees and directors at exercise prices ranging from $7.81 to $8.14 per share.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under Bancorp’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Bancorp has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net (loss) income and per share amounts for the nine and three months ended September 30, 2005 and 2004 would have differed from the pro forma amounts as shown below:

For the nine months ended September 30, 2005 and September 30, 2004

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Net (loss) income as reported	$(157,312)	$2,942
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(194,501)	(232,943)

Pro forma net loss	$(351,813)	$(230,001)

Basic (loss) income per share:
As reported	$(0.05)	$0.00
Pro forma	$(0.12)	$(0.13)
Diluted (loss) income per share:
As reported	$(0.05)	$0.00
Pro forma	$(0.12)	$(0.13)

For the three months ended September 30, 2005 and September 30, 2004

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
Net income (loss) as reported	$18,725	$(52,932)
Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(70,640)	(78,281)

Pro forma net loss	$(51,915)	$(131,213)

Basic income (loss) per share:
As reported	$0.01	$(0.02)
Pro forma	$(0.02)	$(0.04)
Diluted income (loss) per share:
As reported	$0.01	$(0.02)
Pro forma	$(0.02)	$(0.04)

For the three and nine months ended September 30, 2005 and 2004, common stock equivalents have been excluded from the computation of the pro forma net loss per share because the inclusion of such equivalents is antidilutive.

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

Note 10. Business Developments

On April 28, 2004, Bancorp received a temporary certificate of incorporation, valid for a period of 18 months, from the State of Connecticut Department of Banking ("DOB") to open a new bank, to be named The Bank of Southeastern Connecticut (“TBSEC”), to be located in New London, Connecticut. Bancorp then filed an application to insure the deposits of TBSEC with the Federal Deposit Insurance Corporation (“FDIC”).  On August 19, 2005, the FDIC approved TBSEC’s application for federal deposit insurance. On October 19, 2005, the DOB granted a six month extension to TBSEC’s temporary certificate of authority.  Bancorp has pending an application with the Federal Reserve Board (the “FRB”) for the acquisition of TBSEC by Bancorp. Upon receipt of approval from the FRB and final approval from the Banking Department, Bancorp intends to open and commence operations of TBSEC.

Renovations on TBSEC’s headquarters at 15 Masonic Street, New London have been completed, and a Certificate of Occupancy has been granted by the City of New London, Connecticut. Subject to receipt of regulatory approvals, Bancorp anticipates that TBSEC will be staffed, managed and operated in a comparable manner to the Bank. Bancorp will provide certain management, operations support, services and certain infrastructure to each of the Bank and TBSEC. By doing so, Bancorp believes that the Bank and TBSEC will benefit from economies of scale and anticipates that the operating costs of each of the Bank and TBSEC will be lowered in comparison to other de novo banks. Bancorp also hopes to realize a similar benefit by employing common frameworks of operating policies and business philosophy in the Bank and in TBSEC. Bancorp will capitalize TBSEC with at least $6 million to be provided from Bancorp’s liquid resources.

On June 21, 2005, Bancorp purchased a one acre improved site with two buildings in Clinton, Connecticut for a net purchase price of $495,000 for the primary purpose of establishing a branch office of the Bank. During 2004, the Bank filed applications to the Connecticut Department of Banking and the FDIC to establish bank operations at the Clinton location. Due to a delay in completing the acquisition of the Clinton property, the Bank's initial application to the FDIC to establish the Clinton branch was withdrawn pending completion of the acquisition of the property. Bancorp intends that Bancorp or the Bank will improve the facility to accommodate banking services. The costs of such improvements have not been determined at this time. Development of the property is expected to begin in the first half of 2006, at which time Bancorp will resubmit its application with the FDIC for permission to establish a branch office of the Bank at the Clinton location.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Commitments to extend credit
Future loan commitments	$5,395,000	$5,855,800
Unused lines of credit	7,324,011	8,767,479
Undisbursed construction loans	3,659,000	103,900
Financial standby letters of credit	1,208,000	1,138,055
	$17,586,011	$15,865,234

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s books at their fair value at inception. The liability related to guarantees recorded at September 30, 2005 and December 31, 2004 was not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to assist investors in better understanding the financial condition, results of operations, capital adequacy, and liquidity of Southern Connecticut Bancorp, Inc. The discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2005, along with the audited financial statements at or for the year ended December 31, 2004, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2005.

Summary

As of September 30, 2005, Bancorp had $86.7 million of total assets, $53.0 million of total loans, and $63.8 million of total deposits. Total equity capital at September 30, 2005 was $20.4 million, representing a Tier I Leverage Capital Ratio of 24.4%. Net interest margin for the nine months ended September 30, 2005 was 5.01%. Bancorp had net income of $18,725 (or basic and diluted earnings per share of $0.01) for the quarter ended September 30, 2005, compared to a net loss of $52,932 (or basic and diluted loss per share of $0.02) for the quarter ended September 30, 2004. Bancorp had a net loss of $157,312 (or basic and diluted loss per share of $0.05) for the nine months ended September 30, 2005, compared to a net income of $2,942 (or basic and diluted earnings per share of $0.00) for the nine months ended September 30, 2004. The quarter and nine month results ending September 30, 2005 reflect: i) ongoing costs of developing infrastructure to support The Bank of Southeastern Connecticut, and ii) the lower than anticipated amount of gains on the sale of SBA guaranteed loan participations totaling $105,703 during the nine month period ended September 30, 2005, in comparison to the nine month period ending September 30, 2004, in which $202,196 of such gains were recognized.

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

Based on its evaluation, management believes the allowance for loan losses of $705,000 at September 30, 2005, which represents 1.31% of gross loan receivables outstanding, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2004, the allowance for loan losses was $752,000 or 1.49% of gross loans outstanding.

Comparison of Financial Condition as of September 30, 2005 versus December 31, 2004

General
Bancorp’s total assets were $86.7 million at September 30, 2005, an increase of $5.0 million (6.1%) from $81.7 million in assets as of December 31, 2004. Earning assets as of September 30, 2005 were $80.9 million, an increase of $5.1 million (6.7%) from $75.8 million at December 31, 2004.

Investments
Available for sale securities totaled $11.0 million as of September 30, 2005, a decrease of $300,000 from December 31, 2004. The portfolio is invested in U.S. government sponsored agency and sponsored agency issued mortgage backed securities.

As of September 30, 2005, gross unrealized losses on the available for sale securities portfolio totaled $311,000. These losses were the result of volatility in market rates and yield curve changes that impacted the market prices in government sponsored agency bonds and mortgage-backed securities. Management does not believe these losses are other than temporary, and Bancorp has the ability to hold these securities to maturity if necessary, and has both the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings and capital. However, management will consider reconfiguring its securities portfolio, potentially realizing losses, if a compelling economic opportunity exists to increase future earnings.

Loans
Total loans receivable increased $3.3 million (6.6%) from $49.8 million at December 31, 2004 to $53.0 million at September 30, 2005. The increase in loans is due to strong commercial demand in the greater New Haven and Connecticut markets. The increase in the loans receivable portfolio was funded primarily by increases in deposits. The ratio of loans receivable to deposits as of September 30, 2005 was 85%, within Bancorp’s target ratio of loans receivable to deposits of 80% to 90%. Bancorp and the Bank’s Boards of Directors may elect from time to time to review Bancorp’s policy regarding this ratio.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans
The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2005 and 2004:

A summary of the changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004, is as follows:

	For the Period Ended September 30,

	2005	2004
Balance at beginning of period	$752,394	$421,144
Charge-offs	(185,851)	(28,976)
Recoveries	1,097	11,220
Provision charged to operations	136,983	117,895
Balance at end of period	$704,623	$521,283

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accruing and past due loans:

	September 30, 2005	December 31, 2004
Loans delinquent over 90 days and still accruing	$-	$-
Non-accruing loans	581,306	227,358
Total	$581,306	$227,358
% of Total Loans	1.08%	0.45%
% of Total Assets	0.67%	0.28%

Potential Problem Loans
At September 30, 2005, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
Deposits were $63.8 million at September 30, 2005, an increase of $5.1 million (8.6%) from $58.7 million as of December 31, 2004. Interest bearing checking and money market accounts increased by $6.3 million or 24.2%, followed by time certificates which increased $1.2 million, or 14.0%. Savings accounts decreased $200,000 from year end 2004. Non-interest bearing checking and NOW accounts decreased $2.2 million from December 31, 2004. The increase in the total deposit portfolio reflects the ongoing, rigorous marketing efforts of the Bank. Bancorp does not have any brokered deposits.

Other
Repurchase agreement balances increased $13,600 from December 31, 2004 to $840,600 as of September 30, 2005, due to normal customer activity.

Results of Operations - Comparison of Results for the Three Months and the Nine Months Ended September 30, 2005 and September 30, 2004

General
Bancorp had a net loss of $157,312 for the nine months ended September 30, 2005 versus net income of $2,942 for the nine months ended September 30, 2004.  While the core business of the Bank continues to improve, Bancorp's earnings have been hampered by ongoing investments in the infrastructure of Bancorp particularly as it relates to the application for and the opening of The Bank of Southeastern Connecticut, including, among other items, property and equipment, increased staffing, and legal and professional assistance.  In addition, Bancorp realized a decrease of $96,000 of Gain on Sale related to the sale of the guaranteed portion of SBA loans for the nine months ended September 30, 2005 versus the same period in 2004.

Net Interest Income
For the quarter ended September 30, 2005, net interest income was $1.0 million versus $800,000 for the same period in 2004, a $200,000 or 25% increase. This was the result of a $6.0 million increase in average earning assets in the quarter ended September 30, 2005 in comparison to the same period a year ago, including increases in average loans of $6.4 million and short term investments and federal funds sold of $3.6 million, partially offset by a decrease in average investments of $4.1 million. The increase in short term investments reflects the net proceeds from the maturity of a U.S. Treasury Bill of approximately $6.0 million. Also, average interest bearing liabilities increased $6.1 million during the quarter ended September 30, 2005 in comparison to the same period a year ago, partially offsetting the favorable net interest income effects of the increase in average earning assets volume. The ratio of average loans to average total interest earning assets increased during the quarter ended September 30, 2005 in comparison to the quarter ended September 30, 2004, to 68.3% from 65.1%.

The yield on average interest earning assets for the three months ended September 30, 2005 was 6.58% versus 5.34% for same period in 2004. The increase in the yield on average earning assets is due mainly to the increase in average loans as a percent of interest earning assets, and the increase in the Bank’s base lending rate from 2004 to 2005. The cost of average interest bearing liabilities was 2.44% for the three months ended September 30, 2005 versus 1.82% for the comparable period in 2004. The increase in the cost of average interest bearing liabilities was primarily the result of higher rates paid on daily rate money market and interest-bearing checking accounts, offset somewhat by lower balances in 2005 in comparison to 2004 in time deposits. Increases in time deposit interest expense in the 2005 period in comparison to the 2004 period were attributable to increases in the rates of interest paid on new time deposits acquired during the past year. As a result, the net interest margin for the three month period ended September 30, 2005 was 5.13% versus 4.32% for the comparable period in 2004.

For the nine months ended September 30, 2005, net interest income was $3.0 million versus $2.2 million for the same period in 2004, a $800,000 or 36% increase. This was the result of a $14.9 million increase in average earning assets in the nine months ended September 30, 2005 in comparison to the same period a year ago, due primarily to increases in average loans of $7.4 million, short term investments and federal funds of $6.7 million, and investments of $800,000. The increase in short term investments reflects the receipt of net proceeds of approximately $13.3 million from the June 2004 public offering of common stock of Bancorp. Also, average interest bearing liabilities increased $5.0 million during the nine months ended September 30, 2005 in comparison to the same period a year ago, partially offsetting the favorable net interest income effect of the increase in average earning assets.

The yield on average interest earning assets for the nine months ended September 30, 2005 was 6.32% versus 5.80% for same period in 2004. The increase in the yield on average earning assets is due to the increase in the Bank’s base lending rate from 2004 to 2005. The cost of average interest bearing liabilities was 2.21% for the nine months ended September 30, 2005 versus 1.86% for the same period in 2004. The increase in the cost of average interest bearing liabilities was primarily the result of higher rates paid on core deposits, including daily rate money market, NOW accounts, and interest checking accounts, offset somewhat by lower balances in 2005 in comparison to 2004 in time deposits. Volume related decreases in time deposit interest expense in the 2005 period in comparison to the 2004 period were offset by increases in the rates of interest paid on new time deposits acquired during the past year. The net interest margin for the nine month period ended September 30, 2005 was 5.01% versus 4.59% for the same period in 2004.

Average Balances, Yields and Rates
The following tables present average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. Interest income on loans includes loan fee income which is not significant. In addition, Bancorp does not have any tax-exempt securities or loans.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Three months Ended			Three months Ended
	September 30, 2005			September 30, 2004
		Interest			Interest		Fluctuations in interest
	Average	Income/	Average	Average	Income/	Average	Income/Expense
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total

Interest earning assets
Loans (1)	$54,222	$1,114	8.15%	$47,834	$871	7.22%	$243
Short-term investments	7,784	65	3.31%	3,167	7	0.88%	58
Investments	11,198	87	3.08%	15,216	87	2.27%	-
Federal funds sold	6,220	52	3.32%	7,230	24	1.32%	28
Total interest earning assets	79,424	1,318	6.58%	73,447	989	5.34%	329

Cash and due from banks	982			622
Premises and equipment, net	4,483			3,390
Allowance for loan losses	(690)			(474)
Other	1,255			1,323
Total assets	$85,454			$78,308

Interest bearing liabilities
Time certificates	$9,397	69	2.91%	$9,765	53	2.15%	16
Savings deposits	3,224	12	1.48%	3,627	12	1.31%	-
Money market / checking deposits	32,286	163	2.00%	25,056	79	1.25%	84
Capital lease obligations	1,190	43	14.34%	1,190	43	14.34%	-
Repurchase agreements	1,311	5	1.51%	1,630	2	0.49%	3

Total interest bearing liabilities	47,408	292	2.44%	41,268	189	1.82%	103

Non-interest bearing deposits	17,146			15,807
Accrued expenses and
other liabilities	362			463
Shareholder's equity	20,538			20,770
Total liabilities and equity	$85,454			$78,308

Net interest income		$1,026			$800		$226

Interest spread			4.14%			3.52%
Interest margin			5.13%			4.32%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following tables summarize the variance in interest income and expense for the three months ended September 30, 2005 and 2004 resulting in changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	September 30, 2005 v. 2004
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earning assets
Loans	$243	$124	$119
Short-term investments	58	20	38
Investments	-	(77)	77
Federal funds sold	28	(4)	32
Total interest earning assets	329	63	266

Interest bearing liabilities
Time certificates	16	(3)	19
Savings deposits	-	(5)	5
Money market / checking deposits	84	27	57
Capital lease obligations	-	-	-
Repurchase agreements	3	(1)	4
Total interest bearing liabilities	103	18	85
Net interest income	$226	$45	$181

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Nine Months Ended Sept. 30, 2005			Nine Months Ended Sept. 30, 2004
							Fluctuations
		Interest			Interest		in interest
	Average	Income/	Average	Average	Income/	Average	Income/Expense
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total

Interest earning assets
Loans (1)	$53,391	$3,190	7.99%	$45,985	$2,549	7.40%	$641
Short-term investments	8,162	166	2.72%	2,863	22	1.03%	144
Investments	11,257	260	3.09%	10,491	190	2.42%	70
Federal funds sold	6,620	139	2.81%	5,176	42	1.08%	97
Total interest earning assets	79,430	3,755	6.32%	64,515	2,803	5.80%	952

Cash and due from banks	861			1,001
Premises and equipment, net	4,020			3,417
Allowance for loan losses	(727)			(452)
Other	1,397			1,204
Total assets	$84,981			$69,685

Interest bearing liabilities
Time certificates	$10,056	206	2.74%	$11,971	191	2.13%	15
Savings deposits	3,530	36	1.36%	2,944	27	1.23%	9
Money market / checking deposits	31,230	396	1.70%	24,658	234	1.27%	162
Capital lease obligations	1,190	130	14.61%	1,191	128	14.36%	2
Repurchase agreements	1,033	10	1.29%	1,295	6	0.62%	4

Total interest bearing liabilities	47,039	778	2.21%	42,059	586	1.86%	192

Non-interest bearing deposits	16,900			15,034
Accrued expenses and
other liabilities	326			372
Shareholder's equity	20,716			12,220
Total liabilities and equity	$84,981			$69,685

Net interest income		$2,977			$2,217		$760

Interest spread			4.11%			3.94%
Interest margin			5.01%			4.59%

(1) Includes nonaccruing loans.

	Nine months Ended
	September 30, 2005 v. 2004
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earning assets
Loans	$641	$429	$212
Short-term investments	144	33	111
Investments	70	15	55
Federal funds sold	97	15	82
Total interest earning assets	952	492	460

Interest bearing liabilities
Time certificates	15	(35)	50
Savings deposits	9	6	3
Money market / checking deposits	162	71	91
Capital lease obligations	2	-	2
Repurchase agreements	4	(1)	5
Total interest bearing liabilities	192	41	151
Net interest income	$760	$451	$309

Provision for Loan Losses
The $27,000 provision for loan losses for the three months ended September 30, 2005 reflects the increase of the loans receivable portfolio during the quarter and portfolio seasoning. The provision for loan losses for the three months ended September 30, 2004 was $57,000.

The $137,000 provision for loan losses for the nine months ended September 30, 2005 reflects the increase of the loans receivable portfolio during the nine months and seasoning of the loan portfolio. The provision for loan losses for the nine months ended September 30, 2004 was $118,000.

Noninterest Income
The $49,000 increase in total noninterest income for the third quarter of 2005 versus the third quarter 2004 is due mainly to the presence of approximately $91,000 in SBA guaranteed loan participation sales gains during the 2005 period versus none in 2004. Through the Bank, Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. Separately, service charges and fees derived from deposits decreased by $15,000 while income from loans and other services decreased by approximately $24,000 in the quarter ended September 30, 2005 versus the same period in 2004. Loan prepayment and referral fees accounted for most of the decrease.

The $124,000 decrease in total noninterest income for the nine months of 2005 versus 2004 is due to the recording of approximately $202,000 in SBA guaranteed loan participation sales gains during the 2004 period versus $106,000 in 2005. Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. Separately, service charges and fees derived from deposits increased by $17,000 while income from loans and other services decreased by approximately $51,000 for the nine months ended September 30, 2005 verses the comparable period in 2004.

Noninterest Expense
Total noninterest expense was approximately $1.2 million for the third quarter of 2005 versus $939,000 for the same period in 2004, an increase of $261,000 or 28%. Total noninterest expense was approximately $3.5 million for the nine months ended September 30, 2005 versus $2.7 million for the comparable period in 2004, an increase of $800,000 or 30%. A number of factors contributed to the increase in non-interest expense year-over-year. Principal among these factors are 1) ongoing investment in the development of infrastructure to support the proposed new bank subsidiary, TBSEC, 2) additional staff, principally in the areas of loan administration, accounting and finance, lending, and operations, 3) professional services relating to advisory and compliance services, 4) upgrading and expansion of technology infrastructure, including network facilities and 5) increased services costs due to increases in the loan and deposit portfolios.

Salaries and benefits for the third quarter of 2005 of $597,000 increased by $125,000, or 27%, from the third quarter of 2004. The increase is due to staff compensation and benefits increases in 2005 in comparison to the comparable period a year ago, primarily arising from additions to operations, lending, and loan administration staff as well as staffing for the New London location over the first nine months of 2005.

Salaries and benefits for the nine months ended September 30, 2005 of $1.8 million increased by $358,000, or 26%, from the same period in 2004. The increase is due to the effect of staff compensation and benefits increases in 2005 in comparison to the same period a year ago, primarily arising from additions to operations, lending, and loan administration staff as well as staffing for the New London location over the first nine months of 2005.

Occupancy and equipment for the third quarter of 2005 increased by $24,000, or 19%, due primarily to increases relating to depreciation of buildings, equipment and furniture, and property taxes.

Occupancy and equipment for the nine months ended September 30, 2005 increased by $65,000, or 17%, due primarily to increases relating to depreciation of buildings, equipment and furniture, rent and property taxes.

Professional fees for the third quarter of 2005 increased by $26,000, or by 23%, due primarily to the engagement of consultants to assist the Bank in developing infrastructure and related policies and procedures, legal and other professional costs relating to the chartering and operational planning of the proposed banking subsidiary to be located in New London, consulting relating to the proposed Clinton branch property, assistance in upgrading technology, and other matters.

Professional fees for the nine months ended September 30, 2005 increased by $128,000 or 44% due primarily to the engagement of consultants to assist the Bank in developing infrastructure and related policies and procedures, legal and other professional costs relating to the chartering and operational planning of the proposed banking subsidiary to be located in New London, consulting relating to the proposed new branch in Clinton, Connecticut, assistance in upgrading technology, and other matters.

Data processing and other outside services for the third quarter increased by $12,000, or 17%, primarily due to increased loan and deposit volumes.

Data processing and other outside services for the nine months ended September 30, 2005 increased by $35,000, or 17%, primarily due to increased loan and deposit volumes.

Advertising and promotional expense for the third quarter of 2005 increased $7,000, or 21% due to marketing initiatives, including promotional cable and print media placement, undertaken during the quarter.

Advertising and promotional expense for the nine months ended September 30, 2005 increased $53,000, or 77% due to marketing initiatives, including promotional cable and print media placement, undertaken during the first nine months.

Other operating expense for the third quarter of 2005 increased by $29,000, or 26%, primarily due to increases in loan collection expenses of $26,000, insurance costs of $3,000 and telecommunications cost increases of $3,000 primarily due to the New London property, partially offset by a decrease in filing and recording fees of $7,000.

Other operating expense for the nine months ended September 30, 2005 increased by $130,000, or 45%, primarily due to increases in insurance costs of $20,000, local tax increases of $14,000, telecommunications cost increases of $18,000 primarily due to the New London property, loan collection expense of $64,000 and the loss from robberies at the Bank’s two branches of $17,000.

Off-Balance Sheet Arrangements

See Note 11 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of September 30, 2005 and December 31, 2004 consisted of liquid assets totaling $27.6 million and $27.1 million, respectively. This represents 31.9% and 33.2% of total assets at September 30, 2005 and December 31, 2004, respectively. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

On June 21, 2005, Bancorp purchased a one acre improved site with two buildings in Clinton, Connecticut for a net purchase price of $495,000 for the primary purpose of establishing a branch office of the Bank. During 2004, the Bank filed applications to the Connecticut Department of Banking and the FDIC to establish bank operations at the Clinton location. Due to a delay in completing the acquisition of the Clinton property, the Bank's initial application to the FDIC to establish the Clinton branch was withdrawn pending completion of the acquisition of the property. Bancorp intends that Bancorp or the Bank will improve the facility to accommodate banking services. The costs of such improvements have not been determined at this time. Development of the property is expected to begin in the first half of 2006, at which time Bancorp will resubmit its application with the FDIC for permission to establish a branch office of the Bank at the Clinton location.

Currently, other than the anticipated start-up of TBSEC and the possible establishment of additional branch offices as strategic, financially compelling opportunities arise, there are no plans involving the significant purchase or sale of property or equipment in the next twelve months.

Capital

The following Table illustrates Bancorp's regulatory capital ratios at:

	September 30,	December 31,
	2005	2004
Tier 1 Capital to Average Assets	24.39%	24.66%
Tier 1 Capital to Risk-Weighted Assets	29.84%	32.08%
Total Capital to Risk-Weighted Assets	30.88%	33.24%

The following Table illustrates the Bank's regulatory capital ratios at:

	September 30,	December 31,
	2005	2004
Tier 1 Capital to Average Assets	15.32%	14.87%
Tier 1 Capital to Risk-Weighted Assets	18.98%	19.59%
Total Capital to Risk-Weighted Assets	20.15%	20.84%

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

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Certain statements contained in Bancorp’s public reports, including this report, and in particular in this “Management’s Discussion and Analysis or Plan of Operation”, may be forward looking and subject to a variety of risks and uncertainties. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (6) the effect of a loss of any executive officer, key personnel, or directors, (7) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (8) the ability of competitors which are larger than Bancorp to provide products and services which it is impracticable for

Bancorp to provide, (9) the effect of Bancorp’s opening of branches and organization of a new bank and the receipt of regulatory approval to complete both actions, (10) the effect of any decision by Bancorp to engage in any business not historically permitted to it, (11) concentration of our business in Southern Connecticut, (12) the concentration of our loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness and (13) lack of seasoning in our loan portfolio, which may increase the risk of future credit defaults. Other such factors may be described in other filings made by Bancorp with the SEC.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based upon an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with participation of Bancorp’s Chief Executive Officer, its Chief Operating Officer, and its Interim Chief Financial Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer, Chief Operating Officer and Interim Chief Financial Officer concluded that Bancorp’s disclosure controls have been effective.

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

(b) Changes in Internal Controls

There have not been any significant changes in Bancorp’s internal controls or in other factors that occurred during Bancorp’s quarter ended September 30, 2005 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

PART II
Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to Issuer’s Quarterly Report on Form 10-QSB dated June 30, 2002)

3(ii)	By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer’s Registration Statement on Form SB-2 (No. 333-59824))

31.1	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer

31.2	Section Rule 13(a)-14(a)/15(d)-14(a) by President and Chief Operating Officer

31.3	Section Rule 13(a)-14(a)/15(d)-14(a) by Interim Chief Financial Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Vice President and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /S/ Joseph V. Ciaburri
Name: Joseph V. Ciaburri
Date: November 14, 2005	Title: Chairman & Chief Executive Officer

By: /S/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: November 14, 2005	Title: President & Chief Operating Officer

By: /S/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: November 14, 2005	Title: Interim Chief Financial Officer

Exhibit Index

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer.

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Interim Chief Financial Officer.

32.1	Section 1350 Certification by Chairman and Chief Executive Officer.

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Interim Chief Financial Officer.