Form 10KSB
period 2005-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2006-03-22
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M 10 - KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 333-59824

SOUTHERN CONNECTICUT BANCORP, INC.
(Name of Small Business Issuer in Its Charter)
Connecticut (State or other jurisdiction of incorporation or organization)	06-1609692 (I.R.S. Employer Identification Number)
215 Church Street New Haven, Connecticut (Address of Principal Executive Offices)	06510 (Zip Code)
Issuer's telephone number	(203) 782-1100
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $.01 per share	American Stock Exchange
(Title of Class)	(Name of each exchange on which registered)
Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X _   No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes_____   No X

State issuer's revenue for its most recent fiscal year: $5,808,864

Aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant as of March 14, 2006: $18,931,813.

State the number of shares outstanding of each of the issuer’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 15, 2006:  2,937,525

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB, are incorporated by reference into Part III of this report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes _____; No__X__

Item 14. Principal Accountant Fees and Services.	44

Exhibit Index	47

PART I

Item 1. Description of Business.

Background

Southern Connecticut Bancorp (“Bancorp”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving the greater New Haven and greater New London markets, as well as the approximately 45 miles of coastal towns and communities located between these two cities and extending to Rhode Island (the “Southern Connecticut Market”). As of December 31, 2005, Bancorp had consolidated total assets of $88.6 million, net loans of $55.9 million, and total deposits of $65.3 million. Net interest margin for the year ended December 31, 2005 was 5.02%.

Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut, (the “Bank”) a Connecticut-chartered bank with its headquarters in New Haven, Connecticut. The Bank commenced operations on October 1, 2001. The Bank operates through three offices in the Greater New Haven area, including the main office in downtown New Haven, a branch in the Westville/Amity section of New Haven, and a branch in Branford, Connecticut. An application is pending with the FDIC and the Connecticut Department of Banking to open a new branch in North Haven, Connecticut. If approved, this branch would operate as The Bank of North Haven, a division of The Bank of Southern Connecticut. Bancorp owns a property in Clinton, Connecticut that is suitable for a branch location. A portion of this property has been rented. Management is considering opening that location as a branch of The Bank of Southern Connecticut at some point in the future.

In December 2005, Bancorp withdrew its application to open a new, independently chartered bank in New London, Connecticut. Shortly thereafter the Bank applied to open a branch in New London. In February 2006, the Bank received approval from the State of Connecticut Department of Banking and the FDIC to open a new branch at 15 Masonic Street in New London. The New London branch is the headquarters of The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, which opened on March 6, 2006.

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the greater New Haven and New London markets. The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees and borrowing needs of up to $3.0 million. The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

Southern Connecticut Market

 The Bank serves the Southern Connecticut Market, which is comprised of the communities located in New Haven, Middlesex and New London Counties along the coast of Long Island Sound, and communities bordering or economically linked to these counties. The Southern Connecticut market is located in the center of, and is a critical component of, the commercial activity of the northeast corridor in New England. The market focus resides in the busy transportation and commercial area between New York City to the south, Hartford to the north, Providence to the east, and Boston to the northeast. The diversified economic base of this market region includes pharmaceutical, advanced manufacturing, healthcare, defense, technology, service and energy companies, and Connecticut’s leading port. The region is also one of New England’s most popular tourist destinations, featuring popular shoreline and heritage sites. Additionally, New England’s largest casinos, Foxwoods and the Mohegan Sun, are located in the region. In addition, the Bank’s headquarters is located in downtown New Haven, in the middle of Yale University’s campus.

Growth and Operating Strategy

The Bank seeks to differentiate itself by offering prompt, personal “high touch” service and quality banking products. The Bank’s target customers are small to medium-sized businesses, professionals and professional corporations, and their owners and employees. The Bank emphasizes personal relationships with customers, community involvement by employees and the board of directors, and responsive lending decisions by an accessible and experienced local management team.

The key elements of the Bank’s business strategy include:

•
Provision of individualized attention with local underwriting and credit decision-making authority. As the only commercial bank based in and wholly focused on the greater New Haven and New London area, the Bank is better able to provide the individualized customer service, combined with prompt local underwriting and credit decision-making authority that management believes small to medium-sized businesses desire.

•
Taking market share from large, non-local competitors. The markets of New Haven and New London are dominated by large, non-locally owned and non-headquartered financial institutions. Management believes that the Bank has and can continue to attract small to medium-sized businesses and professionals that prefer local decision-making authority and interaction with banking professionals who can provide prompt personalized and knowledgeable service.

•	Optimizing net interest margin. The Bank seeks to optimize net interest margin by funding commercial loans, when possible, with low cost money market and non-interest bearing demand deposits.

•
Leveraging personal relationships and community involvement. The directors, officers and senior employees of Bancorp and the Bank have extensive personal contacts, business relationships and involvement in communities in which they live and work and which the Bank serves. By building on and leveraging these relationships and community involvement, management believes that the Bank has and will continue to generate enthusiasm and interest from small to medium-sized businesses and professionals in the targeted market areas.

•
Employing qualified and experienced banking professionals. Bancorp and the Bank seek to continue to hire and retain highly experienced and qualified local commercial lenders and other banking professionals with successful track records and established relationships with small to medium-sized businesses in the targeted market areas.

•
Maintaining high credit quality. The success of the Bank’s business plan depends to a significant extent on the quality of the Bank’s assets, particularly loans. The Bank has built a strong internal emphasis on credit quality and has established stringent underwriting standards and loan approval processes. The Bank actively manages past-due and non-performing loans in an effort to minimize credit loss and related expenses and to ensure that the allowance for loan losses is adequate.

Lending, Depository and Other Products

Lending Products. The Bank offers a broad range of loans to businesses and individuals in its service area, including commercial and business loans, industrial loans, personal loans, commercial and home mortgage loans, home equity loans, and automobile loans. The Bank has received lending approval status from the Small Business Administration (“SBA”) to enable it to make SBA loans to both the greater New Haven and New London business communities and companies located throughout the State of Connecticut. The Bank received certified lending status (“CLP”) from the SBA in 2005.

Loans are made on a variable or fixed rate basis, with fixed rate loans limited to three to five year terms. All loans are approved pursuant to lending policies and procedures authorized by the Bank’s board of directors. The Bank, at times, participates in multi-bank loans to companies in its market area. Commercial loans and commercial real estate loans may be written for maturities of up to twenty years. Loans to purchase or refinance commercial real estate are typically supported by personal guarantees of the principal owners and related parties and are collateralized by the subject real estate, which may in certain cases be supplemented by additional collateral in the form of liquid assets. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

Depository Products. The Bank has attracted a base of core deposits, including interest bearing and non-interest bearing checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts, repurchase agreements, and a variety of certificates of deposits and IRA accounts. To continue to attract deposits, the Bank employs an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the greater New Haven and New London markets. The primary sources of deposits have been and are expected to continue to be small to medium-sized businesses, professionals (lawyers, doctors, accountants, etc.) and professional corporations, and their owners and employees in greater New Haven and New London. The Bank obtains these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and/or broadcasted in the local media. The Bank also offers drive-in teller services, automated teller services, wire transfer, lock box and safe deposit services. The Bank has retained the services of a nationally known company which specializes in providing internet banking services. These services will be available to our customers in mid year 2006.

Other Services. The Bank provides a broad range of other services and products, including cashier’s checks, money orders, travelers’ checks, bank-by mail, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not expect to offer trust services directly in the near future, but may offer trust services in the future through a joint venture with a larger institution. To directly offer trust services, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

Investment Services

  On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary of Bancorp, was incorporated and is intended to engage in a limited range of investment banking, advisory and financial brokerage services primarily to small to medium-sized business clients of Bancorp and others in the target market. SCB Capital has received only minimal capital and has not yet commenced operations.

Investment Securities

Investment securities are held by Bancorp and the Bank with the objective of maximizing the long-term rate of return for shareholders. Investments are overseen by the Board of Directors and a committee of officers who take into account returns, liquidity needs, and the overall asset/liability management of Bancorp and the Bank. Permissible investments include debt securities such as U.S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank’s current investment portfolio is limited to U.S. Government sponsored agency obligations and sponsored agency issued collateralized mortgage obligations, which have been classified as available for sale. Accordingly, the principal risk associated with the Bank’s current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk. The Bank does not take risk for the purposes of increasing interest income.

Asset and Liability Management

Interest rate risk measures the impact that changing interest rates have on current and future earnings. The goal is to optimize long-term profitability while minimizing exposure to interest rate fluctuations. Interest rate risk exposure is monitored by senior management and reported to the Bank’s Asset Liability Committee (ALCO) and the board of directors on a quarterly basis regarding the exposure of the Bank’s interest income and equity value to changes in interest rates.

Regulatory Compliance

Bancorp operates in a heavily regulated industry and is subject to increasing regulatory review and scrutiny from the Federal Reserve Board, the Connecticut Banking Commissioner and the FDIC. Bancorp has invested and continues to invest significant time and resources to ensure compliance and conformity with applicable regulations (see “Regulation and Supervision”). In 2005, the Board of Directors authorized the creation of a management committee to oversee and report developments related to compliance to the Board of Directors. The Bank is committed to meeting its obligations under the Bank Secrecy Act, the Gramm-Leach-Bliley Act and the USA PATRIOT Act, as well as various other regulations.

Competition

There are numerous banks and other financial institutions serving the Southern Connecticut Market posing significant competition to attract deposits and loans. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, insurance companies, credit unions and other financial institutions, a number of which are much larger. To grow, the Bank will have to win existing customers away from existing banks and financial institutions as well as successfully compete for new customers from growth in the target markets.

The greater New Haven market is currently served by approximately 80 offices of commercial banks, none of which is headquartered in New Haven. All of these banks are substantially larger than the Bank expects to be in the near future and are able to offer products and services which may be impractical for the Bank to provide at this time. There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. Many of such banks and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

Intense market demands, economic pressures and significant legislative and regulatory actions have eroded traditional banking industry classifications and have increased competition among banks and other financial institutions. Market dynamics as well as legislative and regulatory changes have resulted in a number of new competitors offering services historically offered only by commercial banks, increased customer awareness of product and service differences among competitors and increased merger activity.

Employees

As of December 31, 2005, the Bank had 36 full-time and 1 part-time employees. Relationships with all employees are believed to be excellent.

 REGULATION AND SUPERVISION

Banks and bank holding companies are extensively regulated under both federal and state law. Bancorp and the Bank have set forth below brief summaries of various aspects of supervision and regulation to which they are subject. These summaries do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Regulations to which Bancorp is Subject

General. As a bank holding company registered in accordance with the Bank Holding Company Act of 1956 (the “BHC Act”), Bancorp is regulated by and subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board has the authority to conduct examinations of Bancorp as well. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

The BHC Act—Acquisitions and Permissible Activities. The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire substantially all the assets of a bank or acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or increase any such non-majority ownership or control of any bank, bank holding company or savings association, or merge or consolidate with any bank holding company. Federal law generally authorizes bank holding companies to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate bank holding company and bank mergers and to a lesser extent, interstate branching.

Unless a bank holding company becomes a financial holding company under the Gramm-Leach-Bliley Act of 1999 (“GLBA”) (as discussed below), the BHC Act prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The GLBA, which was enacted on November 12, 1999, permits a qualifying bank holding company to become a “financial holding company” and thereby engage in a broader range of activities than is permissible for a traditional bank holding company. In order to qualify for this election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under Federal Reserve Board regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to meeting community credit needs. Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities. At this time, Bancorp has not elected to become a financial holding company and has no immediate plans to do so.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications submitted to it under the BHC Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of: hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the “Leverage Ratio”) of 3.0%. Total average assets for this purpose do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. For all other bank holding companies, the minimum leverage ratio is 4%, and bank holding companies with supervisory, financial, managerial or operational weaknesses or organizations expecting significant growth are expected to maintain capital ratios well above minimum levels.

Bancorp is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements. As of December 31, 2005, Bancorp had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 29.17% and 30.30%, respectively, and a Leverage Ratio equal to 24.17%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines.

Limitations on Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a depository institution or a depository institution holding company unless the appropriate federal banking agency has been given at least 60 days to review the proposal and public notice has been provided. “Control” is generally defined under this act as ownership of 25% or more of any class of voting stock. In addition, under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a depository institution or a depository institution holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. Furthermore, any company, as that term is broadly defined in the BHC Act, would be required to obtain the approval of the Federal Reserve Board under BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of a depository institution or a depository institution holding company, or such lesser percentage as the Federal Reserve Board deems to constitute a “controlling influence.”

Bank Holding Company Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying cash dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.

Bank Holding Company Support of Subsidiary Banks. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act (“FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations. In September 2005, The Securities and Exchange Commission extended the compliance deadline for non-accelerated filers to comply with the filing requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Under the one-year extension, a company that is not required to file annual and quarterly reports on an accelerated basis now must first comply with the SOX 404 requirements for its first fiscal year ending on or after July 15, 2007. Accordingly, Bancorp must comply with the SOX 404 requirements for the fiscal year ending December 31, 2007.

Regulations to which the Bank is Subject

General. The Bank is organized under the Banking Law of the State of Connecticut. Its operations are subject to federal and state laws applicable to commercial banks and to extensive regulation, supervision and examination by the Connecticut Banking Commissioner, as well as by the FDIC, as its primary federal regulator and insurer of deposits. While the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. In addition to banking laws, regulations and regulatory agencies, the Bank is subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect the Bank’s operations. The Connecticut Banking Commissioner and the FDIC examine the affairs of the Bank for the purpose of determining its financial condition and compliance with laws and regulations. The Connecticut Banking Commissioner and the FDIC have the authority to limit the Bank’s payment of cash dividends based on such factors as the maintenance of adequate capital, which could reduce the amount of dividends otherwise payable.

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

Capital Requirements. The FDIC has issued regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, such as the Bank. Under the regulations, a bank generally is deemed to be (i) “well-capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or more, a Tier I Risk-Based Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; or (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well-capitalized;” or (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); or (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight and regulation, as mandated by the FDIA.

The following table illustrates Bancorp's and the Bank's regulatory capital ratios at:

	Bancorp			Bank
			Capital			Capital
	December 31,	December 31,	Adequacy	December 31,	December 31,	Adequacy
	2005	2004	Target Ratio	2005	2004	Target Ratio
Tier 1 (Leverage) Capital Ratio to Average assets	24.17%	24.66%	4.00%	20.38%	14.87%	4.00%
Tier 1 Capital to Risk Weighted Assets	29.17%	32.08%	4.00%	23.96%	19.59%	4.00%
Total Capital to Risk Weighted Assets	30.30%	33.24%	8.00%	25.17%	20.84%	8.00%

As of December 31, 2005, the Bank was deemed to be a well-capitalized institution for the above purposes.

Prompt Corrective Action and Other Enforcement Mechanisms. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratio actually warrants such treatment.

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

Premiums for Deposit Insurance. The FDIC has implemented a risk-based assessment system, under which an institution’s deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulatory. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations.

FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC.

Safety and Soundness Standards. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have promulgated regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standards prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the FDIA.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a depository institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FDIC is required to provide a written evaluation and make public disclosure of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions or other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. In its most recent CRA evaluation, dated October 31, 2005, the Bank was rated as “Satisfactory.”

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act restrict transactions between a bank and an affiliated company, including a parent bank holding company. The Bank is subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with nonaffiliates. Generally, the Bank is limited in its extensions of credit to any affiliate to 10% of the Bank’s capital and in its extensions of credit to all affiliates to 20% of the Bank’s capital.

Customer Information Security. The FDIC and other bank regulatory agencies have adopted guidelines (the “Security Guidelines”) for safeguarding confidential, personal customer information. The Security Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the financial institution’s policies and procedures.

USA PATRIOT ACT. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers-dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including Bancorp and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

Item 2. Description of Property.

The following table sets forth the location of the Bank’s branch offices and other related information:

Office	Location	Square Feet	Status
Main Office	215 Church Street, New Haven, Connecticut	11,306	Leased
Branford Office	445 West Main Street, Branford, Connecticut	3,714	Leased
Amity Office	1475 Whalley Avenue, New Haven, Connecticut	2,822	Owned
New London Office	15 Masonic Street, New London, Connecticut	4,341	Leased

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

The lease is for an initial term of five years and three months, commencing April 11, 2001 with an option to extend the lease for up to three additional terms of five years. There was no base rent payable for the first three months of the initial term and monthly rent was $4,117 until August 1, 2001. The annual base rent during the balance of the initial term will be $107,400 for the first year and increases each year to $125,500 for the fifth year. The base rent for the option periods is also fixed in the lease. The Bank is responsible for all costs to maintain the interior of the building, other than structural repairs, and for all real estate taxes. The Bank, as Bancorp’s assignee, will have a right of first refusal to purchase the building.

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

On August 15, 2002 the Bank purchased a one acre site with a single story, stucco facility of approximately 2,822 square feet for an additional branch facility at 1475 Whalley Avenue, New Haven, Connecticut, the site of the Amity branch location which opened March 24, 2003.

On January 14, 2004 Bancorp entered into a lease agreement to lease the facility at 15 Masonic Street, New London, Connecticut, the site of The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut. The facility has been improved to accommodate the new branch, and $783,000 has been expended for improvements, furnishings and equipment. The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut opened for operations on March 6, 2006. The Lease is for an initial term of five years, with three successive five year option periods. Base rent is $45,580 annually until December 31, 2008. The base rent for the option years is subject to increases. Bancorp is responsible for the pro rata allocations for taxes, utilities, common facility charges and other customary tenant expenses of the premises. It is Bancorp’s intention to assign the lease to The Bank of Southern Connecticut.

In June, 2005, Bancorp purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property was $495,000. On December 15, 2005, Bancorp leased one of the buildings for a base annual rent of $12,775. The Bank expects to apply for and open a branch location at this site at a future date.

On February 16, 2006, Bancorp entered into a lease agreement to lease the facility at 24 Washington Avenue, North Haven, Connecticut for the primary purpose of establishing a branch office of the Bank. During February 2006, the Bank filed applications with the Connecticut Department of Banking and the FDIC to establish bank operations at the North Haven location. If approved, this branch would operate as The Bank of North Haven, a division of The Bank of Southern Connecticut. Bancorp intends that Bancorp or the Bank will improve the facility to accommodate banking services. The costs of such improvements have not been fully determined at this time. Development of the property is expected to be completed during the second half of 2006, which is when the branch is expected to commence operations. The Lease is for an initial term of five years, with three successive five year option periods. Base rent is $38,880 annually until April 30, 2011. The base rent for the option periods increases and is fixed in the lease. The Bank is responsible for the pro rata share of operating expenses.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Bancorp’s Common Stock has been quoted on the American Stock Exchange under the symbol "SSE" since June 17, 2004. Prior to that date, Bancorp’s Common Stock was quoted on the OTC Bulletin Board under the symbol “SCNO”.

The following table sets forth the high and low sales price* per share of Bancorp’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31,2005	$8.24	$7.81
June 30, 2005	$8.09	$7.47
September 30, 2005	$8.26	$7.50
December 31, 2005	$8.16	$6.90

March 31,2004	$11.14	$7.57
June 30, 2004	$9.33	$7.57
September 30, 2004	$8.33	$7.19
December 31, 2004	$8.12	$7.77

*2005 and 2004 share prices have been adjusted to reflect the 5% stock dividend declared April 12, 2005.

Holders

There were approximately 108 registered shareholders of record of Bancorp’s Common Stock as of March 15, 2006.

Dividends

No cash dividends have been declared to date by Bancorp. Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future. Bancorp may, however, declare stock dividends at the discretion of its Board of Directors. Bancorp declared a 5% stock dividend on April 12, 2005 to shareholders of record as of April 26, 2005 pursuant to which Bancorp issued 139,814 shares. Bancorp declared a 10% stock dividend on January 13, 2004 to shareholders of record as of January 30, 2004 pursuant to which Bancorp issued 96,653 shares.

Bancorp’s sole operating subsidiary is the Bank. Bancorp is dependent upon the ability of the Bank to declare and pay dividends to Bancorp. The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to not permit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. “Net profits” is defined as the remainder of all earnings from current operations. In some instances, further restrictions on dividends may be imposed by the FDIC. At December 31, 2005 and 2004, no cash dividends may be declared by the Bank without regulatory approval.

The payment of cash dividends by the Bank may also be affected by other factors, such as the requirement to maintain capital in accordance with regulatory guidelines. If, in the opinion of the Connecticut Banking Commissioner, the Bank were engaged in or was about to engage in an unsafe or unsound practice, the Commissioner could require, after notice and a hearing, the Bank to cease and desist from the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvements Act of 1991, a depository institution may not pay any cash dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Equity Compensation Plan Information

The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of Bancorp are authorized for issuance as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plan approved by security holders	431,068	$7.98	151,846
Equity Compensation Plan not approved by security holders (1)	77,184	$10.39	0
Total	508,252	$8.35	151,846

(1) Bancorp adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001. The Warrant Plans were not approved by security holders. Under the Warrant Plans, each director of Bancorp, other than Mr. Joseph V. Ciaburri, and each director of the Bank who is not a director of Bancorp, as of the initial public offering of Bancorp in July 2001, received a warrant to purchase one share of Bancorp common stock for each four shares purchased in the offering by such director or members of such director’s immediate family. Under the 2001 Supplemental Warrant Plan, certain organizers of Bancorp who are not directors, officers or employees of Bancorp or the Bank but who made contributions to Bancorp’s enterprise received a warrant to purchase one share of Bancorp common stock for each five shares purchased in the offering by such person or member of such person’s immediate family. The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which Bancorp’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. As of December 31, 2005, the warrants are fully exercisable.

Recent Sales of Unregistered Securities

Bancorp has not sold unregistered securities.

Repurchase of Securities

In December 2005, the Board of Directors of Bancorp authorized the repurchase of up to 146,879 shares of Bancorp common stock. As of March 30, 2006, Bancorp has not repurchased any of its shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding the financial condition and results of operations of Bancorp and the Bank, and should be read in conjunction with the consolidated financial statements and related notes beginning on page F-3.

Overview

Southern Connecticut Bancorp is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp’s strategic objective is to serve as a bank holding company for community based commercial banks serving the greater New Haven and greater New London markets, as well as the approximately 45 miles of coastal towns and communities located between these two cities and extending to Rhode Island. Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut, a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, which commenced operations on October 1, 2001.

Bancorp’s net loss for fiscal year 2005 was $278,000, an increase of $180,000 from the net loss of $98,000 in fiscal year 2004. In comparison to 2004, the 2005 operating results reflect increased net interest income due to increased average earning assets in 2005 in comparison to 2004, and decreased non-interest income (from fees and other income) during 2005 due to a decrease in gains and fees from sales and referrals of SBA loans. The increases in non-interest expense in 2005 in comparison to 2004 were due to the development of infrastructure to support expanded operations related to the proposed independently chartered bank in New London, Connecticut, and additional costs for legal, accounting and consulting fees as a result of increased regulation due to the Bank Secrecy Act, the Patriot Act, the Gramm-Leach-Bliley Act and others. See page 6, “Description of Business,” for discussion regarding the decision to operate the New London operation as a division of the Bank rather than an independently chartered bank.

The Bank offers a wide range of services to businesses, professionals and individuals. The Bank focuses on serving the banking needs of small to medium-sized businesses in its geographic areas. The Bank makes commercial loans, industrial loans, real estate and construction loans, consumer loans and accepts demand, savings, and time deposits and provides a broad range of other services to its customers, either directly or through third parties. The Bank derives revenues principally from interest earned on loans and fees from other banking-related services. The operations of the Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Connecticut Banking Commissioner and the FDIC. The Bank’s cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

Selected Financial Data -
Years Ended December 31, 2005 and December 31, 2004
Operating Data	2005	2004
Interest income	$5,178,850	$3,949,111
Interest expense	1,151,557	792,767
Net interest income	4,027,293	3,156,344
Provision for loan losses	216,329	341,108
Noninterest income	630,014	945,975
Noninterest expenses	4,719,428	3,859,495
Net loss	(278,450)	(98,284)
Basic and diluted loss per share	(0.09)	(0.05)

Balance sheet data
Cash and due from banks	$966,732	$1,986,193
Federal funds sold	9,579,000	5,385,000
Short-term investments	6,023,555	8,372,689
Investment securities	9,973,488	11,371,894
Loans, net	55,881,508	49,763,952
Total assets	88,574,234	81,694,743
Total Deposits	65,279,516	58,700,377
Repurchase agreements	1,363,368	827,031
Total shareholders equity	20,296,843	20,697,727

Assets

Bancorp’s total assets were $88.6 million as of December 31, 2005, an increase of $6.9 million over December 31, 2004. Earning assets comprise $82.7 million of the total asset volume, and consist of Federal funds sold, short-term investments, securities and loans, a $6.9 million increase from 2004. Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and in short-term investments, primarily money market mutual funds, to provide funding for higher yielding loans as they are approved. As of December 31, 2005, Federal funds sold balances were $9.6 million and short-term investments balances were $6.0 million. Bank investment securities classified as available for sale were $10.0 million and $11.4 million as of December 31, 2005 and 2004, respectively. The gross loan portfolio was $56.7 million and $50.5 million as of December 31, 2005 and 2004 respectively, a net increase of $6.2 million.

The earning asset increase in 2005 has been funded by deposit growth within the Bank’s market area. Deposits were $65.3 million and $58.7 million as of December 31, 2005 and 2004 respectively, a net increase of $6.6 million. The mix of deposits as of December 31, 2005 includes non-interest bearing checking accounts of $18.1 million, interest-bearing checking deposits of $6.2 million, savings deposits of $2.7 million, money market deposits of $27.0 million, as well as time certificates of deposit of $11.3 million. The deposit mix between 2005 and 2004 has not substantially changed. Core Deposits, comprised of demand, savings and checking accounts, represented 83% of the Bank’s deposits as of December 31, 2005. The Bank has not accepted brokered deposits.

Investments

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2005, and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

Available for sale	One Year or Less	One Year Through Five Years	After Five but Within Ten Years	Over Ten Years	No Maturity	Total	Weighted Average Yield
U. S. Government sponsored
agency obligations	$1,999,347	$5,898,569	$1,799,751	$500,000	$-	$10,197,667	3.13%

Mortgage-backed securities	-	-	-	-	114,415	114,415	4.32%

Total	$1,999,347	$5,898,569	$1,799,751	$500,000	$114,415	$10,312,082

Weighted Average Yield	2.85%	3.06%	3.46%	3.95%	4.32%	3.14%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2005:

	Amortized	Fair
	Cost	Value
Federal National Mortgage Association	$3,999,347	$3,881,570
Federal Home Loan Bank	3,798,320	3,674,167
Federal Home Loan Mortgage Corporation	2,400,000	2,304,515

Loans

The Bank’s net loan portfolio was $55.9 million at December 31, 2005. Loan demand has been significant throughout the year. The net loan to deposit ratio as of December 31, 2005 was 85.6%. In comparison, the net loan to deposit ratio as of December 31, 2004 was 84.9%. Bancorp’s current target for this ratio is 85% to 90%. Bancorp attributes the 2005 loan growth to the success of the Bank’s loan business development program to small to medium-sized businesses, as well as an improving economy, in generating loan demand. Management believes that the loan to deposit ratio will generally remain within this band over time as the Bank’s branch system deposit base grows and additional lending capacity is developed. The deployment of new deposit funds into the loan portfolio has produced a positive impact on net interest spread. See the table depicting the Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential on Page 33 of this Form 10-KSB. The Bank’s loans have been made to borrowers primarily in New Haven County, Connecticut. There are no other significant loan concentrations in the loan portfolio.

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2005 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total

Commercial loans secured
by real estate	$7,500,105	$17,782,264	$1,442,603	$26,724,972	47.08%
Commercial loans	18,647,092	6,742,711	462,852	25,852,655	45.55%
Residential real estate	6,551	149,358	-	155,909	0.27%
Construction loans	2,409,823	163,986	-	2,573,809	4.53%
Consumer home equity	407,334	342,780	-	750,114	1.32%
Consumer installment	434,543	252,569	19,957	707,069	1.25%
Total	$29,405,448	$25,433,668	$1,925,412	$56,764,528	100.00%

Fixed rate loans	$3,484,871	$2,603,405	$1,925,412	$8,013,688
Variable rate loans	25,920,577	22,830,263	-	48,750,840
Total	$29,405,448	$25,433,668	$1,925,412	$56,764,528

Critical Accounting Policy

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting the results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Bancorp has reviewed this critical accounting policy and estimates with its audit committee. Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the consolidated financial statements for a detailed description of our estimation process and methodology related to the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $778,000 or 1.37% of gross loans at December 31, 2005 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2004, the allowance for loan losses was $752,000 or 1.49% of gross loans outstanding. The increase in the allowance is primarily due to loan growth, and the decrease in the allowance as a percentage of loans is due to the decrease in specific reserves needed for impaired loans at December 31, 2005 as compared to December 31, 2004.

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

Management considers all non-accrual loans, other loans past due 90 days or more, based on contractual terms, and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

Allowance for Loan Losses as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
Balance at beginning of period	$752,394	$421,144
Charge-offs	(195,386)	(28,976)
Recoveries	4,714	19,118
Provision charged to operations	216,329	341,108
Balance at end of period	$778,051	$752,394

Net charge-offs to average loans	.35%	.02%

Allocation of The Allowance for Loan Losses at December 31:
	2005		2004
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Balance	Total Loans	Balance	Total Loans
Commercial loans secured by real estate	$338,070	47.08%	$311,218	44.36%
Commercial loans	327,035	45.55%	338,319	48.22%
Construction loans	32,559	4.53%	31,545	4.50%
Residential mortgages	1,972	0.27%	-	0.00%
Consumer home equity loans	9,489	1.32%	11,830	1.69%
Consumer installment loans	8,944	1.25%	8,664	1.23%
Unallocated	59,982	0.00%	50,818	0.00%
	$778,051	100.00%	$752,394	100.00%

Non-Accrual, Past Due and Restructured Loans

Non-accrual loans at December 31, 2005 and 2004 totaled $578,826 and $227,358 respectively. In 2005 and 2004, there were no loans considered “troubled debt restructurings” and no loans greater than 90 days past due and still accruing interest.

Potential Problem Loans

Other than loans identified as non-accrual at December 31, 2005, the Bank had no material loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits were $65.3 million at December 31, 2005, an increase of $6.6 million in comparison to total deposits as of December 31, 2004 of $58.7 million. The deposits total at December 31, 2005 consisted of non-interest bearing checking of $18.1 million (27.7%), interest bearing checking and money market deposits of $33.2 million (50.8%), savings deposits of $2.7 million (4.1%) and certificates of deposit of $11.3 million (17.4%). The Bank continues to emphasize growth in core non-interest checking accounts and related interest bearing checking, money market deposit, and savings accounts and is less aggressive in attracting higher cost time deposits: as of December 31, 2005, these categories of deposits represented 83% of total deposits. The Bank has not accepted any brokered deposits and has no present plans to review this policy.

The Bank continues to offer competitive interest rates in the very competitive Southern Connecticut market in order to fund expected loan growth.

As of December 31, 2005 the Bank's maturities of time deposits were:

	$100,000	Less than
	or greater	$100,000	Totals
( Thousands of dollars)

Three months or less	$2,250	$457	$2,707
Over three months to six months	837	392	1,229
Over six months to one year	2,611	1,788	4,399
Over one year	1,124	1,861	2,985

	$6,822	$4,498	$11,320

Other

The increase in Premises and Equipment, net, is primarily due to the remodeling of the New London site for The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, which opened on March 6, 2006. At December 31, 2005, $510,000 of leasehold improvements had been completed in that facility, and $179,000 of furniture and fixtures, and $94,000 of equipment, were purchased for the division. In addition, in June, 2005, Bancorp purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a future branch office of the Bank. The net purchase price of the property was $495,000.

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2005 and 2004.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2005			2004
							Fluctuations
		Interest			Interest		in interest
	Average	Income/	Average	Average	Income/	Average	Income/Expense
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total
Interest earning assets
Loans (1)	$53,786	$4,368	8.12%	$47,680	$3,542	7.43%	$826
Short-term investments	8,365	251	3.00%	3,895	55	1.41%	196
Investments	11,074	344	3.11%	10,687	269	2.52%	75
Federal funds sold	6,960	216	3.10%	6,064	83	1.37%	133
Total interest earning assets	80,185	5,179	6.46%	68,326	3,949	5.78%	1,230

Cash and due from banks	464			992
Premises and equipment, net	4,052			3,403
Allowance for loan losses	(725)			(483)
Other	1,416			1,256
Total assets	$85,392			$73,494
Interest bearing liabilities
Time certificates	$10,195	293	2.87%	$11,441	245	2.14%	48
Savings deposits	3,448	48	1.39%	3,097	38	1.23%	10
Money market / checking deposits	31,730	623	1.96%	26,170	330	1.26%	293
Capital lease obligations	1,190	173	14.54%	1,190	171	14.37%	2
Repurchase agreements	1,087	15	1.38%	1,336	9	0.67%	6

Total interest bearing liabilities	47,650	1,152	2.42%	43,234	793	1.83%	359

Non-interest bearing deposits	17,178			15,453
Accrued expenses and other liabilities	363			423
Shareholder's equity	20,201			14,384
Total liabilities and equity	$85,392			$73,494
Net interest income		$4,027			$3,156		$871

Interest spread			4.04%			3.95%
Interest margin			5.02%			4.62%

(1) Includes nonaccruing loans.

RATE VOLUME VARIANCE ANALYSIS

The following table summarizes the variance in interest income and expense for 2005 and 2004 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2005 vs 2004
	Variance due to:
(Dollars in thousands)	Volume	Rate	Total
Interest earning assets
Loans	$429	$397	$826
Short-term investments	27	169	196
Investments	10	65	75
Federal funds sold	10	123	133
Total interest earning assets	476	754	1,230

Interest bearing liabilities
Time certificates	(25)	73	48
Savings deposits	4	6	10
Money market / checking deposits	59	234	293
Capital lease obligations	-	2	2
Repurchase agreements	(3)	9	6
Total interest bearing liabilities	35	324	359
Net interest income	$441	$430	$871

The improvements realized in net interest income during 2005 reflect an increase in earning asset volume over 2004, as the average earning assets in 2005 of $80.2 million were 17% greater than average earning assets in 2004, and increases of 200 basis points in the level of short term interest rates occurring since December 2004. The increase in short term interest rates, such as the federal funds rate and the prime lending rate and other short term lending indices charged by banks, including the Bank, was caused by actions taken by the Federal Reserve to raise short-term rates on eight occasions during 2005. Overall, interest income attributed to rate increases considerably outweighed volume considerations (increase of $754,000 versus an increase of $476,000). Due to the increase in the volume of the higher rate loans portion of the loan portfolio and a shortening of the duration of the investment portfolio in 2005, the loan and investment average portfolio yields increased in 2005 in comparison to 2004. Variances in the 2005 cost of interest bearing liabilities in comparison to 2004 were due to increased volume considerations of $35,000 and increased rate considerations of $324,000. The rates on interest bearing liabilities also increased based on the factors described above.

An increase of $6.1 million in average loans combined with a $5.8 million increase in average investments, short-term investments and federal funds sold generated an $871,000 increase in net interest income of Bancorp. Bancorp intends for the Bank to continue to emphasize lending to small to medium-sized businesses in its market area as its strategy to increase assets under management and to improve earnings. The Bank will seek opportunities to increase its deposit base, with a primary objective of attracting core non-interest checking and related money market deposit accounts, in order to support its earning assets through marketing, and by considering additional branch locations and new product and service offerings.

The following are measurements of Bancorp’s earnings (loss) in relation to assets and equity, and average equity to average assets for the year ended December 31, 2005 and 2004:

	2005	2004
Return (Loss) on average assets	(.33%)	(.13%)
Return (Loss) on average equity	(1.38%)	(.68%)
Average equity to average assets	23.66%	19.57%

Results of Operations

Bancorp’s net loss for fiscal year 2005 was $278,000, an increase of $180,000 from the net loss of $98,000 in fiscal year 2004. In comparison to 2004, the 2005 operating results reflect increased net interest income due to increased average earning assets and interest rates in 2005 in comparison to 2004, and decreased non-interest income (from fees and other income) during 2005 due to a decrease in gains and fees from sales and referrals of SBA loans. The increase in non-interest expense in 2005 in comparison to 2004 was due to the development of infrastructure to support expanded operations and expending substantial resources to obtain regulatory approvals related to the proposed independently chartered bank in New London, Connecticut. See page 6, “Description of Business,” for discussion regarding the decision to operate the New London operation as a division of the Bank rather than an independently chartered bank.
.

Net Interest Income

The principal source of revenues is net interest income. The Bank’s net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The Bank, like other banking institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

For the year ended December 31, 2005, net interest income was $4.0 million versus $3.2 million for the year ended December 31, 2004, an increase of $800,000 or 25.0%. The 2005 increase was primarily the result of increases in the yields on interest earning assets, net of the increased cost of funds on interest bearing liabilities, and an $11.9 million increase in average interest earning assets. The increase in average interest earning assets was comprised of increases in average loans of $6.1 million, investments of $400,000, short term investments of $4.5 million and federal funds sold of $900,000.

The yield on average interest earning assets for the twelve months ended December 31, 2005 was 6.46% versus 5.78% for same period in 2004, an increase of 68 basis points. The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2005, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 2.42% for the twelve months ended December 31, 2005 versus 1.83% for the same period in 2004, an unfavorable increase of 59 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate of interest paid on money market and interest bearing checking deposits increased 70 basis points in 2005 in comparison to 2004, significantly less than the general increase in the level of market rates during the year. Also, the Bank’s average cost of funds for time deposits increased 73 basis points in 2005 in comparison to 2004.

Due to the change in the mix of assets and the resulting increase in the average yield on earning assets in 2005, partially offset by the increase in the cost of interest bearing liabilities, the interest spread increased to 4.04% for fiscal year 2005, an increase of 9 basis points from the interest spread realized in 2004. Net interest margin increased to 5.02% in 2005 from 4.62% in 2004, an increase of 40 basis points which largely reflects the change in the mix of assets in 2005 and increasing rates during 2005.

Noninterest Income

The $316,000 decrease in non-interest income for the twelve months ended December 31, 2005 versus 2004 is comprised of a decrease of $243,000 in referral fee income and gains on sales of loan participations related to SBA guaranteed loans due to a lower volume of sale activity, and a decrease in other noninterest income of $69,000.

Noninterest Expenses

Total noninterest expenses were $4.7 million for the year ended December 31, 2005 versus $3.9 million for 2004, an increase of $800,000 or 21%. The increase in expenses is due primarily to Bancorp expending substantial resources to obtain regulatory approvals for the opening of The Bank of Southeastern Connecticut. Additional staffing in the lending, loan review and operations areas of the Bank were added to support the new division, which did not open until March 6, 2006. As a result, salaries and benefits increased $431,000 to $2.4 million in fiscal year 2005 in comparison to fiscal year 2004, and occupancy and equipment expenses increased by $72,000 in fiscal year 2005 to $590,000.

Bancorp and the Bank engaged various legal and other professional advisors and consultants during 2005 for the purposes of advising on matters relating to the opening of The Bank of Southeastern Connecticut. Professional services for the year ended December 31, 2005 increased $134,000 over the year ended December 31, 2004. All other operating expenses for 2005 totaled $1,123,000, an increase of $223,000 over the total for 2004. The increase in all other operating expense is primarily related to the 2006 opening of the New London operation and collection expenses related to problem loans.

Off-Balance-Sheet Arrangements

See Note 12 to the accompanying consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

Bancorp’s liquidity position as of December 31, 2005 and December 31, 2004 consisted of liquid assets totaling $26.6 million and $27.2 million, respectively. This represents 30.0% and 33.2% of total assets at December 31, 2005 and 2004, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes Bancorp’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

	Bancorp			Bank
			Capital			Capital
	December 31,	December 31,	Adequacy	December 31,	December 31,	Adequacy
	2005	2004	Target Ratio	2005	2004	Target Ratio
Tier 1 (Leverage) Capital Ratio to Average assets	24.17%	24.66%	4.00%	20.38%	14.87%	4.00%
Tier 1 Capital to Risk Weighted Assets	29.17%	32.08%	4.00%	23.96%	19.59%	4.00%
Total Capital to Risk Weighted Assets	30.30%	33.24%	8.00%	25.17%	20.84%	8.00%

       Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations. To be considered “well capitalized” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

In 2004, Bancorp raised $13.3 million of capital to fund the expansion into the New London market and continued growth of the New Haven area operations.

Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of Bancorp’s business, market risk is primarily limited to interest rate risk, which is defined as the impact of changing interest rates on current and future earnings.

Bancorp’s goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates. In order to reach an acceptable interest rate spread, Bancorp must generate loans and seek acceptable long-term investments to replace the lower yielding balances in Federal Funds sold and short-term investments. The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable loans for the portfolio to offset the short-term re-pricing of the liabilities. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposits balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by Senior Management of the Bank and reported quarterly to the Asset and Liability Management Committee and the Board of Directors. Management reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk.

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

Factors Affecting Future Results

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-KSB may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impractical for Bancorp to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of Bancorp’s opening of branches and the receipt of regulatory approval to complete such actions, (10) concentration of Bancorp’s business in southern Connecticut, (11) the concentration of Bancorp’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in Bancorp’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in other filings made by Bancorp with the SEC.

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

Item 7. Financial Statements.

The consolidated balance sheets of Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 3, 2006 are included as part of this Form 10-KSB following page 49 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with participation of Bancorp’s Chief Executive Officer, Chief Operating Officer, and its Chief Financial Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer, Chief Operating Officer, and its Chief Financial Officer concluded that Bancorp’s disclosure controls have been effective in ensuring that material information relating to Bancorp, including its consolidated subsidiary, is made known to the certifying officers by others within Bancorp and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have not been any significant changes in Bancorp’s internal controls or in other factors that occurred during Bancorp’s fiscal year ended December 31, 2005 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

Item 8B. Other Information.

Not Applicable.

PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 9 is incorporated into this Form 10-KSB by reference from Bancorp's definitive proxy statement for its 2006 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

Item 10. Executive Compensation.

The information required by this Item 10 is incorporated into this Form 10-KSB by reference from the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 11 is incorporated into this Form 10-KSB by reference from the Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The information required by this Item 12 is incorporated into this Form 10-KSB by reference from the Definitive Proxy Statement.

Item 13. Exhibit List

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer’s Quarterly Report on Form 10-QSB dated June 30, 2002)

3(ii)	By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.1
Lease, dated as of August 17, 2000, between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.1 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.2
Letter agreement dated January 3, 2001 amending the Lease between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.2 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.3
First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.3 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.4
Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.4 to the Issuer’s Registration Statement Form SB-2 dated April 30, 2001(No. 333-59824))

10.5
Assignment of Lease dated April 11, 2001 between the Issuer and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.6
Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.7
Sublease dated January 1, 2001 between Laydon & Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.11 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.8	Lease dated August 2, 2002 between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.17 to the Issuer’s Form 10-KSB dated March 30, 2004)

10.9	Lease dated January 14, 2004 between The City of New London and the Registrant (incorporated by reference to Exhibit 10.16 to the Issuer’s Form 10-KSB dated March 30, 2004)

10.10
Purchase Agreement dated June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut (incorporated by reference to Exhibit 10.20 to the Issuer’s Form 10-QSB dated November 15, 2004)

10.11
Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.12
Amendment to Employment Agreement dated as of October 20, 2003 among the Issuer, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.13
Amendment to Employment Agreement dated as of January 20, 2005, among the Issuer The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.13 to the Issuer’s Annual Report on Form 10-KSB dated March 28, 2005)

10.14	Issuer’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.15	Issuer’s 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.16	Issuer’s 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.12 to the Issuer’s Annual Report on Form 10-KSB dated March 28, 2002)

10.17	Issuer’s 2002 Stock Option Plan (incorporated by reference to Appendix B to the Issuer’s Definitive Proxy Statement dated April 18, 2002)

10.18	Form of Stock Option Agreement for Non-qualified Stock Option granted under the Issuer’s 2002 Stock Option Plan (incorporated by reference to the Issuer’s Form 10-QSB dated November 15, 2004)

10.19	Form of Stock Option Agreement for Incentive Stock Option granted under the Issuer’s 2002 Stock Option Plan (incorporated by reference to the Issuer’s Form 10-QSB dated November 15, 2004)

10.20
Underwriting agreement dated June 16, 2004 among A.G.Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and the Issuer (incorporated by reference to Exhibit 1.1 to the Issuer’s Registration Statement on Form SB-2 (no. 333-598824))

10.21
Employment Agreement dated October 26, 2005, by and between Southern Connecticut Bancorp, Inc. and The Bank of Southern Connecticut and John H. Howland (incorporated by reference to the Issuer’s Form 8-K filed October 31, 2005)

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to the Issuer’s Form 10-KSB dated March 30, 2004)

21.	Subsidiaries (incorporated by reference to Exhibit 21 to the Issuer’s form 10-KSB dated March 31, 2003)

23.	Consent of McGladrey & Pullen, LLP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Senior Vice President and Chief Financial Officer

Item 14. Principal Accountant Fees and Services.

McGladrey & Pullen, LLP and RSM McGladrey, Inc., provide audit, audit related and tax advisory and tax return preparation services for Bancorp and The Bank of Southern Connecticut. The following table summarizes the fees provided in 2005 and 2004, respectively:

	2005	2004
Audit fees	$134,774	$187,885
Audit Related Fees	4,500	2,500
Tax fees	8,575	8,065
All Other fees	NONE	NONE

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of financial statements included in quarterly reports included on Form 10-QSB, and services connected with statutory and regulatory filings or engagements including, in 2004, fees in connection with the 2004 registration statement filed on Form SB-2. Audit related fees are principally for consultations on various accounting and reporting matters. Tax service fees consist of fees for tax return preparation for Bancorp.

The audit committee of Bancorp’s Board of Directors has established policies and procedures for the engagement of the independent auditor to provide non-audit services, including a requirement for approval in advance of all non-audit services to be provided by the independent auditor. To ensure that this does not restrict access to the independent accountant by management on matters where the advice and consultation of the independent auditor is sought by management and such advice or consultation, in the opinion of management, cannot practically be delayed pending preapproval by the audit committee, the committee authorizes management to use their judgment and retain the independent accountant for such matters and consider such services to be preapproved provided the estimated cost of such services does not exceed 5% of the annual fees paid to the independent accountant and such services are formally approved by the audit committee at its next meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT
BANCORP, INC.
(Registrant)

By: /S/ Joseph V. Ciaburri
Name: Joseph V. Ciaburri
Title: Chairman and Chief Executive Officer

Date: March 22, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/S/ Joseph V. Ciaburri	March 22, 2006
Joseph V. Ciaburri	Date
Chairman, Chief Executive Officer and Director

/S/ Elmer F. Laydon	March 22, 2006
Elmer F. Laydon	Date
Vice Chairman and Director

/S/ Michael M. Ciaburri	March 22, 2006
Michael M. Ciaburri	Date
President, Chief Operating Officer and Director

/S/ Joshua H. Sandman, Ph.D.	March 22, 2006
Joshua H. Sandman	Date
Director

/S/ Alphonse F. Spadaro, Jr.	March 22, 2006
Alphonse F. Spadaro, Jr.	Date
Director

/S/Juan Miguel Salas-Romer	March 22, 2006
Juan Miguel Salas-Romer	Date
Director

/S/ Carlota I. Grate	March 22, 2006
Carlota I. Grate	Date
Senior Vice President, Chief Financial Officer

/S/ Anthony M. Avellani	March 22, 2006
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

 Exhibit Index

 Description

No.

3(i)	Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer’s Quarterly Report on Form 10-QSB dated June 30, 2002)

3(ii)	By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.1
Lease, dated as of August 17, 2000, between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.1 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.2
Letter agreement dated January 3, 2001 amending the Lease between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.2 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.3
First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.3 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.4
Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Issuer (incorporated by reference to Exhibit 10.4 to the Issuer’s Registration Statement Form SB-2 dated April 30, 2001(No. 333-59824))

10.5
Assignment of Lease dated April 11, 2001 between the Issuer and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.6
Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.7
Sublease dated January 1, 2001 between Laydon & Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.11 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.8	Lease dated August 2, 2002 between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.17 to the Issuer’s Form 10-KSB dated March 30, 2004)

10.9	Lease dated January 14, 2004 between The City of New London and the Registrant (incorporated by reference to Exhibit 10.16 to the Issuer’s Form 10-KSB dated March 30, 2004)

10.10
Purchase Agreement dated June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut (incorporated by reference to Exhibit 10.20 to the Issuer’s Form 10-QSB dated November 15, 2004)

10.11
Employment Agreement dated as of January 23, 2001, between The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.12
Amendment to Employment Agreement dated as of October 20, 2003 among the Issuer, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.13
Amendment to Employment Agreement dated as of January 20, 2005, among the Issuer, The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.13 to the Issuer’s Annual Report on Form 10-KSB dated March 28, 2005)

10.14	Issuer’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.15	Issuer’s 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.16	Issuer’s 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.12 to the Issuer’s Annual Report on Form 10-KSB dated March 28, 2002)

10.17	Issuer’s 2002 Stock Option Plan (incorporated by reference to Appendix B to the Issuer’s Definitive Proxy Statement dated April 18, 2002)

10.18	Form of Stock Option Agreement for Non-qualified Stock Option granted under the Issuer’s 2002 Stock Option Plan (incorporated by reference to the Issuer’s Form 10-QSB dated November 15, 2004)

10.19	Form of Stock Option Agreement for Incentive Stock Option granted under the Issuer’s 2002 Stock Option Plan (incorporated by reference to the Issuer’s Form 10-QSB dated November 15, 2004)

10.20
Underwriting agreement dated June 16, 2004 among A.G.Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and the Issuer (incorporated by reference to Exhibit 1.1 to the Issuer’s Registration Statement on Form SB-2 (no. 333-598824)).

10.21
Employment Agreement dated October 26, 2005, by and between Southern Connecticut Bancorp, Inc. and The Bank of Southern Connecticut and John H. Howland (incorporated by reference to the Issuer’s Form 8-K filed October 31, 2005)

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to the Issuer’s Form 10-KSB dated March 30, 2004)
21.	Subsidiaries (incorporated by reference to Exhibit 21 to the Issuer’s form 10-KSB dated March 31, 2003)

23.	Consent of McGladrey & Pullen, LLP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Financial Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Vice President and Chief Financial Officer

FINANCIAL STATEMENTS
December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Connecticut Bancorp, Inc. and Subsidiaries
New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 3, 2006

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks (Note 2)	$966,732	$1,986,193
Federal funds sold	9,579,000	5,385,000
Short-term investments (Note 2)	6,023,555	8,372,689
Cash and cash equivalents	16,569,287	15,743,882

Available for sale securities (at fair value) (Note 3)	9,973,488	11,371,894
Federal Home Loan Bank stock (Note 7)	60,000	47,100
Loans held for sale (at fair value)	401,503	98,742
Loans receivable (net of allowance for loan losses: 2005 $778,051;
2004 $752,394) (Note 4)	55,881,508	49,763,952
Accrued interest receivable	324,346	265,581
Premises and equipment, net (Note 5)	4,457,715	3,516,814
Other assets	906,387	886,778
Total assets	$88,574,234	$81,694,743

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits (Note 6)
Noninterest bearing deposits	$18,091,849	$17,334,393
Interest bearing deposits	47,187,667	41,365,984
Total deposits	65,279,516	58,700,377

Repurchase agreements	1,363,368	827,031
Capital lease obligations (Note 8)	1,189,212	1,190,186
Accrued expenses and other liabilities	445,295	279,422
Total liabilities	68,277,391	60,997,016

Commitments and Contingencies (Notes 7, 8, 10, 12, 16 and 17)

Shareholders' Equity (Notes 10 and 13)
Preferred stock, no par value; 500,000 shares authorized;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2005 2,937,525; 2004 2,797,711	29,375	27,977
Additional paid-in capital	24,083,638	24,085,612
Accumulated deficit	(3,477,576)	(3,199,126)
Accumulated other comprehensive loss - net unrealized loss on
available for sale securities	(338,594)	(216,736)
Total shareholders' equity	20,296,843	20,697,727

Total liabilities and shareholders' equity	$88,574,234	$81,694,743

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	2005	2004

Interest Income:
Interest and fees on loans	$4,367,845	$3,542,468
Interest on securities	344,047	268,707
Interest on Federal funds sold and short-term investments	466,958	137,936
Total interest income	5,178,850	3,949,111

Interest Expense:
Interest expense on deposits (Note 6)	963,088	612,519
Interest expense on capital lease obligations	173,138	171,105
Interest expense on repurchase agreements and other borrowings	15,331	9,143
Total interest expense	1,151,557	792,767

Net interest income	4,027,293	3,156,344

Provision for Loan Losses (Note 4)	216,329	341,108
Net interest income after
provision for loan losses	3,810,964	2,815,236

Noninterest Income:
Service charges and fees	332,996	332,233
Gains and fees from sales and referrals of loans	154,331	397,801
Gains on sales of available for sale securities (Note 3)	-	3,912
Other noninterest income	142,687	212,029
Total noninterest income	630,014	945,975

Noninterest Expenses:
Salaries and benefits (Note 7)	2,394,430	1,963,187
Occupancy and equipment expense	589,712	517,574
Professional services	612,430	478,843
Data processing and other outside services	313,912	283,798
Advertising and promotional expenses	145,923	98,755
Forms, printing and supplies	94,808	79,059
Other operating expenses	568,213	438,279
Total noninterest expenses	4,719,428	3,859,495

Net loss	$(278,450)	$(98,284)

Basic and Diluted Loss per Share	$(0.09)	$(0.05)

Cash Dividends per Share	$-	$-

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2005 and 2004

					Accumulated
			Additional		Other
	Number	Common	Paid-In	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2003	1,063,320	$10,633	$10,704,269	$(3,100,842)	$(299,758)	$7,314,302

Comprehensive loss:
Net loss	-	-	-	(98,284)	-	(98,284)
Unrealized holding gain on available for
sale securities (Note 15)	-	-	-	-	83,022	83,022
Total comprehensive loss						(15,262)

Exercise of stock options
and warrants (Note 10)	11,391	114	105,561	-	-	105,675

Issuance of common stock in
public offering (Note 10)	1,723,000	17,230	13,275,782	-	-	13,293,012

Balance, December 31, 2004	2,797,711	27,977	24,085,612	(3,199,126)	(216,736)	20,697,727

Comprehensive loss:
Net loss	-	-	-	(278,450)	-	(278,450)
Unrealized holding loss on available for
sale securities (Note 15)	-	-	-	-	(121,858)	(121,858)
Total comprehensive loss						(400,308)

5% stock dividend declared
April 12, 2005 (Note 10)	139,814	1,398	(1,398)	-	-	-

Fractional shares paid in cash	-	-	(576)	-	-	(576)

Balance, December 31, 2005	2,937,525	$29,375	$24,083,638	$(3,477,576)	$(338,594)	$20,296,843

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operations
Net loss	$(278,450)	$(98,284)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization and accretion of premiums and discounts
on investments, net	(3,836)	(3,004)
Provision for loan losses	216,329	341,108
Gains on sales of available for sale securities	-	(3,912)
Loans originated for sale, net of principal payments received	(1,389,441)	(3,354,927)
Proceeds from sales of loans	1,192,383	3,613,839
Gains on sales of loans	(105,703)	(357,654)
Depreciation and amortization	307,118	283,250
Increase in cash surrender value of life insurance	(38,530)	(37,684)
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(18,716)	35,677
Increase in accrued interest receivable	(58,765)	(69,036)
Decrease (increase) in other assets	18,921	(13,881)
Increase in accrued expenses and other liabilities	165,873	12,190
Net cash provided by operating activities	7,183	347,682

Cash Flows From Investing Activities
Purchases of available for sale securities	-	(11,965,630)
Principal repayments on available for sale securities	280,384	1,161,057
Proceeds from maturities of available for sale securities	1,000,000	6,000,000
Proceeds from sales of available for sale securities	-	2,000,685
Purchase of FHLB stock	(12,900)	(25,600)
Net increase in loans receivable	(6,315,169)	(9,438,532)
Purchases of premises and equipment	(1,248,019)	(332,066)
Proceeds from sale of OREO	-	116,513
Net cash used in investing activities	(6,295,704)	(12,483,573)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	4,011,728	12,782,371
Net increase (decrease) in time certificates of deposit	2,567,411	(1,355,869)
Net increase in repurchase agreements	536,337	487,279
Principal repayments on capital lease obligations	(974)	(693)
Distribution in cash for fractional shares of common stock	(576)	-
Net proceeds from common stock offering	-	13,293,012
Proceeds from exercise of stock options and warrants	-	105,675
Net cash provided by financing activities	7,113,926	25,311,775

Net increase in cash and cash equivalents	825,405	13,175,884

Cash and cash equivalents
Beginning	15,743,882	2,567,998

Ending	$16,569,287	$15,743,882

(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2005 and 2004

	2005	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,120,146	$772,142

Income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans to OREO	$-	$116,513

Unrealized holding (losses) gains on available for sale securities arising
during the period	$(121,858)	$83,022

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the “Company”), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 and is the sole shareholder of the Bank of Southern Connecticut (the “Bank”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County area of Connecticut, through its main office in New Haven, Connecticut and two branch offices in New Haven and Branford, Connecticut. In 2003, SCB Capital, Inc. was formed as a Connecticut corporation, and in 2004, the Company capitalized SCB Capital, Inc., which became a subsidiary of the Company. SCB Capital, Inc., which is currently inactive, will engage in a limited range of investment banking, advisory and brokerage services, primarily with small and medium size business clients.

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

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within the New Haven County region of Connecticut. Note 3 discusses the types of securities that the Company invests in and Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Investments in debt and marketable equity securities

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. “Trading” securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

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

Loans held for sale

Loans held for sale are primarily the guaranteed portions of SBA loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are determined by the difference between the sales proceeds and the carrying value of the loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Servicing

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

Impaired loans, if any, are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are recorded as adjustments to the allowance for loan losses. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as a reduction in interest rate or deferral of interest or principal payments, due to the borrower’s financial condition.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Other real estate owned

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Income taxes

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

Stock compensation plans

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued to employees and directors under the Company’s stock option and warrant plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied. See “Recent Accounting Pronouncements” below for developments regarding accounting for stock compensation plans.

On December 22, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all unvested options, outstanding as of December 31, 2005, granted under the Company's 2002 Stock Option Plan. The decision to accelerate the vesting of all unvested options was made primarily to reduce compensation expense that would have been recognized in future periods once Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") issued by the Financial Accounting Standards Board, becomes effective for reporting periods beginning after December 31, 2005. Pursuant to this acceleration of all unvested options, options to purchase 197,571 shares of the Company's common stock became immediately exercisable as of December 31, 2005. The exercise prices for such accelerated options range from $6.90 to $10.39 per share. As a result of accelerating the vesting of these options, approximately $300,000 of compensation expense, before taxes, that would have been recorded in 2006 through 2008 under SFAS 123(R), is reflected as 2005 pro forma compensation expense in the table below. There was no impact to the 2005 financial statements resulting from this action.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123, reported net loss and per share amounts for 2005 and 2004 would have been increased to the pro forma amounts shown below:

	2005	2004

Net loss, as reported	$(278,450)	$(98,284)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(605,242)	(304,387)

Pro forma net loss	$(883,692)	$(402,671)

Basic and diluted loss per share:
As reported	$(0.09)	$(0.05)

Pro forma	$(0.30)	$(0.19)

Related party transactions

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features. Notes 8 and 14 contain details regarding related party transactions.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheets, such items, along with net income or loss, are components of comprehensive income.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Fair value of financial instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and due from banks, Federal funds sold, short-term investments, accrued interest receivable, accrued interest payable and repurchase agreements

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

Loans receivable

For variable rate loans which reprice frequently, and have no significant changes in credit risk, fair value is based on the loan’s carrying value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the year-end rates at which similar loans would be made to borrowers.

Servicing assets

The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Interest only strips

The fair value is based on a valuation model that calculates the present value of estimated future cash flows.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Off-balance-sheet instruments

Fair values for the Company’s off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Recent accounting pronouncements

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 was effective for loans and debt securities acquired after December 31, 2004. This statement has no effect on the Company’s financial statements.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 was superseded by the issuance on November 3, 2005, of FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullified paragraphs 10-18 of EITF 03-1, carried forward certain requirements of EITF 03-1 relating to cost method investments, carried forward certain disclosure requirements of EITF 03-1 and references existing other-than-temporary impairment guidance. The requirements of this FSP had no effect on the Company’s financial statements.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance (APB 25).

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

The Company was required to apply SFAS 123(R) as of January 1, 2006, and the Company chose the modified prospective transition method of adoption. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no effect on the Company’s financial statements. The impact of FAS 123(R) on the Company during 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years, however, the Company anticipates using the Black-Scholes option-pricing model for the company’s future awards.

In May 2005, the FASB Issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections,” replacing APB Opinion No. 20 and FASB Statement No. 3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time, management believes this Statement will have no impact on the Company’s financial statements.

Reclassifications

Certain 2004 amounts have been reclassified to conform with the 2005 presentation, and such reclassifications had no effect on 2004 net loss or shareholders’ equity.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 2.  Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2005 and 2004, the Company was required to have cash and liquid assets of approximately $435,000 and $248,000, respectively, to meet these requirements. In addition, at December 31, 2005 and 2004, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes. Also, at December 31, 2005 and 2004, approximately $215,000 and $158,000, respectively, of short-term investments are maintained at another financial institution to secure available customer letters of credit with that institution.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2005 and 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$10,197,667	$-	$(337,415)	$9,860,252
obligations
Mortgage-backed securities	114,415	-	(1,179)	113,236
	$10,312,082	$-	$(338,594)	$9,973,488

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2004	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$11,192,594	$3,398	$(214,486)	$10,981,506
obligations
Mortgage-backed securities	396,036	-	(5,648)	390,388
	$11,588,630	$3,398	$(220,134)	$11,371,894

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2005 and 2004 are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2005	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$2,948,130	$50,865	$6,912,122	$286,550	$9,860,252	$337,415
Mortgage-backed
securities	-	-	113,236	1,179	113,236	1,179
Totals	$2,948,130	$50,865	$7,025,358	$287,729	$9,973,488	$338,594

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2004	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$497,030	$2,970	$7,482,916	$211,516	$7,979,946	$214,486
Mortgage-backed
securities	-	-	390,388	5,648	390,388	5,648
Totals	$497,030	$2,970	$7,873,304	$217,164	$8,370,334	$220,134

At December 31, 2005 and 2004, the Company had 16 and 12 available for sale securities in an unrealized loss position, respectively. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments.

The amortized cost and fair value of available for sale debt securities at December 31, 2005 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value

Maturity:
Within one year	$1,999,347	$1,980,000
After 1 but within 5 years	5,898,569	5,718,785
After 5 but within 10 years	1,799,751	1,687,442
Over 10 years	500,000	474,025
Mortgage-backed securities	114,415	113,236
	$10,312,082	$9,973,488

At December 31, 2005 and 2004, available for sale securities with a carrying value of $4,501,168 and $4,838,791, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

During 2004, proceeds from sales of available for sale securities were $2,000,685, and gross gains of $3,912 were recognized on such sales. There were no sales of available for sale securities in 2005.

Note 4.  Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2005 and 2004 is as follows:

	2005	2004

Commercial loans secured by real estate	$26,724,972	$22,462,363
Commercial loans	25,852,655	24,418,458
Construction and land loans	2,573,809	2,276,818
Residential mortgages	155,909	-
Consumer home equity loans	750,114	853,858
Consumer installment loans	707,069	628,534
Total loans	56,764,528	50,640,031
Net deferred loan fees	(104,969)	(123,685)
Allowance for loan losses	(778,051)	(752,394)
Loans receivable, net	$55,881,508	$49,763,952

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The Company services certain loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximated $6,332,000 and $5,796,000 as of December 31, 2005 and 2004, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2005 and 2004, was $56,568 and $66,959, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2005 and 2004.

The changes in the allowance for loan losses for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Balance, beginning of year	$752,394	$421,144
Provision for loan losses	216,329	341,108
Recoveries of loans previously charged-off	4,714	19,118
Loans charged-off	(195,386)	(28,976)
Balance, end of year	$778,051	$752,394

At December 31, 2005 and 2004, the unpaid principal balances of loans placed on nonaccrual status were $578,826 and $227,358, respectively. At December 31, 2005 and 2004, there were no loans delinquent 90 days or more and still accruing interest.

The following information relates to impaired loans as of and for the years ended December 31, 2005 and 2004:

	2005	2004

Impaired loans for which there is a specific allowance	$38,436	$224,154

Impaired loans for which there is no specific allowance	$540,390	$3,204

Allowance for loan losses related to impaired loans	$38,436	$106,589

Average recorded investment in impaired loans	$454,884	$37,367

Interest income collected and recognized on impaired loans was $16,771 and $4,286 in 2005 and 2004, respectively. If nonaccrual loans had been current throughout their terms, additional interest income of approximately $28,700 and $4,800 would have been recognized in 2005 and 2004, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company’s lending activities are conducted principally in the New Haven County section of Connecticut. The Company grants commercial and residential real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company may grant loans for the construction of residential homes, residential developments and for land development projects. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectibility of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer on an individual basis and, when deemed appropriate, obtains collateral. Collateral varies by each borrower and loan type. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Important types of collateral include business assets, real estate, automobiles, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows.

Note 5.  Premises and Equipment

At December 31, 2005 and 2004, premises and equipment consisted of the following:

	2005	2004

Land	$533,187	$255,766
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	908,286	674,046
Leasehold improvements	852,647	852,647
Furniture and fixtures	447,410	433,305
Equipment	630,771	545,428
Software	70,701	49,643
Construction in process	793,498	177,656
	5,428,536	4,180,527
Less accumulated depreciation and amortization	(970,821)	(663,713)
	$4,457,715	$3,516,814

For the years ended December 31, 2005 and 2004, depreciation and amortization expense related to premises and equipment totaled $307,118 and $283,250, respectively.

Premises under capital lease of $1,192,036, and related accumulated amortization of $224,894 and $165,292, as of December 31, 2005 and 2004, respectively, are included in premises and equipment.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 6.  Deposits

At December 31, 2005 and 2004, deposits consisted of the following:

	2005	2004

Noninterest bearing	$18,091,849	$17,334,393

Interest bearing:
Checking	6,175,953	8,708,930
Money market	27,001,393	20,604,704
Savings	2,690,236	3,299,676
Time certificates, less than $100,000	4,498,286	3,241,527
Time certificates, $100,000 or more	6,821,799	5,511,147
Total interest bearing	47,187,667	41,365,984

Total deposits	$65,279,516	$58,700,377

Contractual maturities of time certificates of deposit as of December 31, 2005 are summarized below:

Due within:
1 year	$8,335,326
1-2 years	1,519,426
2-3 years	1,187,961
3-4 years	81,987
4-5 years	195,385
$11,320,085

Interest expense on certificates of deposit in denominations of $100,000 or more was $70,264 and $150,468 for the years ended December 31, 2005 and 2004, respectively.

Note 7.  Commitments

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2005 and 2004, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at December 31, 2005 and 2004.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

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

Employment agreements

The Company entered into an employment agreement (the “Chairman Agreement”) with the Chairman and Chief Executive Officer of the Company and the Bank with an initial term of five years beginning October 1, 2001, which may be extended for additional one-year terms at the end of the initial term. In October 2003, the Company amended the Chairman Agreement to extend the initial five-year term by one year. The Chairman Agreement provides for a base salary with annual adjustments, and an annual bonus, as determined by the Board of Directors. The Chairman Agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment and bank-related education and convention expenses.

Also, under the Chairman Agreement, the Company issued to the Chairman options to purchase 50,000 shares of the Company’s stock under the terms of the Company’s 2001 Stock Option Plan (see Note 10).

In the event of the early termination of the Chairman for any reason other than cause, the Company would be obligated to compensate the Chairman, in accordance with the terms of the Chairman Agreement, through the full term of the Chairman Agreement. Also upon termination of the Chairman, for reasons other than cause, the Chairman Agreement provides that the Chairman will serve as a consultant to the Company, on a year to year basis, and will be compensated at the rate of $60,000 per year plus the employee benefits previously described. Further, in the event the Chairman’s position shall end or his responsibilities be significantly reduced as a result of a business combination (as defined), the Chairman will be entitled to a lump sum payment equal to three times his then current annual compensation.

Also, the Company entered into an employment agreement (the “President Agreement”) with the President of the Bank effective in January 2005, which expires on December 31, 2007. The President Agreement provides for a base salary, with annual adjustments, and an annual bonus as determined by the Board of Directors. The President Agreement also provides for vacation and various insurance benefits and reimbursement for automobile, travel, entertainment, club dues and bank-related education and convention expenses. Also, under a prior agreement, the Company issued to the President options to purchase 20,000 shares of the Company’s stock under the terms of the Company’s 2002 Stock Option Plan (see Note 10).

In the event of the early termination of the President for any reason other than cause, the Company would be obligated to compensate the President, in accordance with the terms of the Present Agreement, through the full term of the President Agreement. Further, in the event the President’s position shall end or his responsibilities be significantly reduced as a result of a business combination (as defined), the President will be entitled to a lump sum payment equal to three times his then current annual compensation, plus his bonus for the prior year.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

In addition, the Company entered into an employment agreement with the Chief Administrative Officer of the Bank effective on October 26, 2005, which expires on December 31, 2006, unless earlier terminated by the Company. The agreement provides for a base salary, with annual adjustments, and an annual bonus as determined by the Board of Directors. The agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment, and bank-related education and convention expenses. Also, under this agreement, the Company issued options to purchase 20,000 shares of the Company’s stock under the terms of the Company’s 2002 Stock Option Plan (see Note 10).

Note 8.  Lease and Subleases

The Company leases the Bank’s main office under a twenty-year capital lease that expires in 2021. In addition, the Company leases its Branford branch office under a twenty-year capital lease that expires in 2022. Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance. The Company has also entered into operating leases for its New London and North Haven branches, which are planned to open in 2006 (see Note 17). The Company also leases the driveway to its main office and certain equipment under non-cancelable operating leases.

The Company has also entered into a five-year sublease agreement for excess office space in its premises with a tenant, the principal of which is related to the Company’s Vice Chairman.

At December 31, 2005, future minimum lease payments to be made and received under these leases by year and in the aggregate, are as follows:

Year	Capital Leases	Operating Leases	Sublease Income
2006	$166,028	$83,866	$16,328
2007	171,424	92,627	12,775
2008	178,564	88,079	12,775
2009	183,087	93,505	-
2010	187,609	93,505	-
2011 and thereafter	2,452,276	1,391,840	-
	3,338,988	$1,843,422	$41,878
Less amount representing interest	(2,149,776)

Present value of future minimum lease payments - capital lease obligation	$1,189,212

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Total rent expense charged to operations under the operating leases approximated $71,900 and $51,500 for the years ended December 31, 2005 and 2004, respectively. Rental income under the subleases approximated $17,700 and $17,300 for the years ended December 31, 2005 and 2004, respectively.

Note 9.  Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2005 and 2004 is as follows:

2005	2004

Benefit for income taxes at statutory Federal rate	$(94,673)	$(33,417)
State tax benefit, net of Federal benefit	(13,123)	(4,469)
Increase in valuation allowance	120,937	43,803
Other	(13,141)	(5,917)
	$-	$-

At December 31, 2005 and 2004, the components of gross deferred tax assets and liabilities are as follows:

2005	2004

Deferred tax assets:
Allowance for loan losses	$303,051	$293,057
Net operating loss carryforwards	965,813	856,086
Start-up costs	38,837	85,430
Unrealized loss on available for sale securities	131,882	84,419
Other	128,679	104,587
Gross deferred tax assets	1,568,262	1,423,579
Less valuation allowance	(1,484,475)	(1,316,075)
Deferred tax assets - net of valuation allowance	83,787	107,504

Deferred tax liabilities:
Tax bad debt reserve	15,295	21,897
Depreciation	68,492	85,607
Gross deferred tax liabilities	83,787	107,504

Net deferred tax liability	$-	$-

As of December 31, 2005, the Company had tax net operating loss carryforwards of approximately $2,478,000 available to reduce future Federal and state taxable income, which expire in 2021 through 2025.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The net changes in the valuation allowance for 2005 and 2004 were increases of $168,400 and $11,466, respectively. The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized. The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding gains or losses on available for sale securities.

Note 10.  Shareholders’ Equity

On June 17, 2004, the Company completed a public offering of 1,723,000 shares of its common stock at $8.50 per share, with net proceeds of $13,293,012, after deduction of the underwriter’s discount and offering expenses aggregating $1,352,489.

In addition, in 2004, in conjunction with the exercise of stock options and warrants, the Company issued 11,391 shares of its common stock, with aggregate proceeds of $105,675 in 2004.

Stock repurchases

The Company’s board of directors has approved the repurchase of up to 146,879 shares of the Company’s common stock. As of December 31, 2005, there have been no repurchases.

Stock dividend

On April 12, 2005, the Company declared a 5% stock dividend that was distributed on April 26, 2005. As a result, the 2004 per share amounts have been retroactively revised to reflect this dividend as if it were effective at January 1, 2004. Generally accepted accounting principles require such dividends to be recorded at fair value; however, when there is an accumulated deficit, the Securities and Exchange Commission (“SEC”) advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital.

Income (loss) per share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic and fully diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share. For the periods presented, the common stock equivalents described below have been excluded from the computation of the net loss per share because the inclusion of such equivalents is anti-dilutive. Weighted average shares outstanding were 2,937,596 and 2,101,861 for the years ended December 31, 2005 and 2004, respectively, after giving effect to the 2005 stock dividend.

Share-based plans

The Company has adopted three share-based plans, the 2001 Stock Option Plan (the “2001 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 2005 Stock Option and Award Plan (the “2005 Plan”), under which an aggregate of 582,914 shares of the Company’s common stock are reserved for issuance of the Company common stock, or upon the exercise of both incentive options and nonqualified options, granted under the share-based plans.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Under all three plans, the exercise price for each share covered by an option may not be less than the fair market value of a share of the Company’s common stock on the date of grant. For incentive options granted to a person who owns more than 10% of the combined voting power of the Company or any subsidiary (“ten percent shareholder”), the exercise price cannot be less than 110% of the fair market value on the date of grant.

Options under all three plans have a term of ten years unless otherwise determined at the time of grant, except that incentive options granted to any ten percent shareholder will have a term of five years unless a shorter term is fixed. Under the 2001 and 2002 plans, unless otherwise fixed at the time of grant, 40% of the options become exercisable one year from the date of grant, and 30% of the options become exercisable at each of the second and third anniversaries from the date of grant. Under the 2005 plan, the vesting terms of the awards is determined at the date of grant.

Upon adoption of the 2002 Option Plan in May 2002, the Company determined that no additional options will be granted under the 2001 Option Plan.

A summary of the status of the stock options at December 31, 2005 and 2004, and changes during the years then ended, is as follows.

	2005		2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	363,827	$8.03	333,350	$7.97
Granted	106,401	7.70	55,921	8.18
Terminated	(39,160)	7.74	(19,305)	7.67
Exercised	-	-	(6,139)	7.36
Outstanding at end of year	431,068	7.98	363,827	8.03

Exercisable at end of year	431,068	$7.98	163,816	$8.58

Weighted-average fair value per option
of options granted during the year	$2.78		$2.90

At December 31, 2005 and 2004, the exercise prices on outstanding options ranged from $6.90 to $8.14, and $6.93 to $10.39, respectively. The weighted-average remaining contractual lives for the options outstanding at December 31, 2005 and 2004 are 7.9 and 8.4 years, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The fair value of options issued in 2005 and 2004 was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

2005	2004

Dividend rate	-	-
Risk free interest rate	3.80% to 4.39%	3.51% to 4.37%
Weighted-average expected lives	8 years	8 years
Volatility	20%	20%

Stock warrants

The Company adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the “Warrant Plans”), under which an aggregate of 77,184 shares of the Company’s common stock are reserved for issuance upon the exercise of warrants granted to non-employee directors of the Company and the Bank, and certain other individuals involved in the organization of the Bank.

Warrants under the Warrant Plans have a term of ten years. Forty percent of the warrants became exercisable one year from the date of grant, and 30% of the warrants became exercisable at each of the second and third anniversaries from the date of grant.

A summary of the status of the warrants at December 31, 2005 and 2004, and changes during the years then ended, is as follows:

	2005		2004

	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	77,184	$10.39	83,951	$10.39
Granted	-	-	-	-
Exercised	-	-	(5,821)	10.39
Terminated	-	-	(946)	10.39
Outstanding at end of year	77,184	10.39	77,184	10.39

Exercisable at end of year	77,184	$10.39	77,184	$10.39

Weighted-average fair value per warrant of warrants granted during the year	N/A		N/A

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The weighted-average remaining contractual life for the warrants outstanding at December 31, 2005 and 2004 is 5.7 and 6.7 years, respectively.

Note 11.  401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in the Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan. Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no discretionary contributions made by the Bank during 2005 and 2004.

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

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should: the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

2005	2004

Commitments to extend credit:
Future loan commitments	$3,982,679	$5,855,800
Unused lines of credit	8,561,405	8,767,479
Undisbursed construction loans	437,825	103,900
Financial standby letters of credit	1,908,888	1,138,055
	$14,890,797	$15,865,234

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at December 31, 2005 and 2004 was not significant.

Note 13.  Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since then, that management believes have changed the Bank’s category.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2005 and 2004 were (dollars in thousands):

2005	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk-Weighted Assets	$21,436	30.30%	$5,660	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	20,636	29.17%	2,830	4.00%	N/A	N/A
Tier I Capital to Average Assets	20,636	24.17%	3,415	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk-Weighted Assets	$16,670	25.17%	$5,298	8.00%	$6,623	10.00%
Tier I Capital to Risk-Weighted Assets	15,870	23.96%	2,649	4.00%	3,974	6.00%
Tier I Capital to Average Assets	15,870	20.38%	3,115	4.00%	3,893	5.00%

2004	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk-Weighted Assets	$21,667	33.24%	$5,215	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	20,915	32.08%	2,608	4.00%	N/A	N/A
Tier I Capital to Average Assets	20,915	24.66%	3,393	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk-Weighted Assets	$12,285	20.84%	$4,716	8.00%	$5,895	10.00%
Tier I Capital to Risk-Weighted Assets	11,546	19.59%	2,358	4.00%	3,536	6.00%
Tier I Capital to Average Assets	11,546	14.87%	3,106	4.00%	3,882	5.00%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Restrictions on dividends, loans or advances

The Company’s ability to pay cash dividends is dependent on the Bank’s ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay cash dividends in excess of the Bank’s net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company. During 2002, the Bank requested, and was granted, permission from the State of Connecticut Department of Banking, to pay a special dividend to the Company in the amount of $200,000. At December 31, 2005 and 2004, no dividends may be declared by the Bank without regulatory approval.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis.

Note 14.  Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2005 and 2004 are as follows:

	2005	2004

Balance, beginning of year	$788,695	$797,421
Additional loans	1,191,312	1,081,259
Repayments	(2,086,677)	(1,079,208)
Other	1,500,000	(10,777)
Balance, end of year	$1,393,330	$788,695

Other related party loan transactions represent loans to related parties who either became related parties, or ceased being related parties, during the year.

Related party deposits aggregated approximately $5,113,600 and $3,164,000 as of December 31, 2005 and 2004, respectively.

Included in professional services for the years ended December 31, 2005 and 2004 are approximately $53,600 and $15,500, respectively, of legal fees and accounting services incurred for services provided by law firms, principals of which were directors of the Company. Included in consulting fees for the year ended December 31, 2004 is $6,300 in consulting fees and expenses paid to entities, the principals of which are related to Company directors.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

During 2005 and 2004, the Company paid approximately $26,400 and $6,300, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

During 2004, the Company purchased investment securities, including accrued interest and fees of approximately $7,975,000 through an investment brokerage firm, an employee of which is related to the Company’s Chairman and Chief Executive Officer.

As described in Note 8, rental income and expense reimbursements of approximately $19,300 and $13,400 were received in 2005 and 2004, respectively, from a tenant, the principal of which is related to the Company’s Vice Chairman.

In January 2004, the Company sold a $250,000 participation interest in a loan relationship to a company, the principals of which are directors of the Company. In April 2004, the Company repurchased the participation interest from this Company.

Note 15.  Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:

2005

Before-Tax Amount	Taxes	Net-of-Tax Amount

Unrealized holding losses arising during period	$(121,858)	$-	$(121,858)

Less reclassification adjustment for gains recognized in income	-	-	-

Unrealized holding loss on available for sale securities, net of taxes	$(121,858)	$-	$(121,858)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

2004

Before-Tax Amount	Taxes	Net-of-Tax Amount

Unrealized holding gains arising during period	$86,934	$-	$86,934

Less reclassification adjustment for gains recognized in income	(3,912)	-	(3,912)

Unrealized holding gain on available for sale securities, net of taxes	$83,022	$-	$83,022

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2005 and 2004. The estimated fair value amounts for 2005 and 2004 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

As of December 31, 2005 and 2004, the recorded book balances and estimated fair values of the Company’s financial instruments were:

	2005		2004
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$966,732	$966,732	$1,986,193	$1,986,193
Federal funds sold	9,579,000	9,579,000	5,385,000	5,385,000
Short-term investments	6,023,555	6,023,555	8,372,689	8,372,689
Available for sale securities	9,973,488	9,973,488	11,371,894	11,371,894
Federal Home Loan Bank stock	60,000	60,000	47,100	47,100
Loans receivable, net	55,881,508	55,851,952	49,763,952	49,537,489
Loans held for sale	401,503	401,503	98,742	98,742
Accrued interest receivable	324,346	324,346	265,581	265,581
Servicing rights	56,568	118,085	66,959	66,959
Interest only strips	88,946	141,119	112,220	112,220

Financial Liabilities:
Noninterest-bearing deposits	18,091,849	18,091,849	17,334,393	17,334,353
Interest bearing checking accounts	6,175,953	6,175,953	8,708,930	8,708,930
Money market deposits	27,001,393	27,001,393	20,604,704	20,604,704
Savings deposits	2,690,236	2,690,236	3,299,676	3,299,676
Time certificates of deposits	11,320,085	11,296,652	8,752,674	8,636,377
Repurchase agreements	1,363,368	1,363,368	827,031	827,031
Accrued interest payable	105,598	105,598	74,187	74,187

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2005 and 2004.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2005 and 2004

Note 17.  Business Developments and Subsequent Events

During 2005, the Company withdrew its application with the Federal Reserve Board, filed in 2004, for the establishment of a new bank subsidiary, The Bank of Southeastern Connecticut. The Bank of Southeastern Connecticut was envisioned as a stand alone, community oriented business bank to serve New London, Connecticut and the surrounding area. Subsequent to the withdrawal of the application to establish The Bank of Southeastern Connecticut, the Bank applied for and was granted approval to open a new branch located in New London, Connecticut. The new location will open as The Bank of Southeastern Connecticut, a Division of The Bank of Southern Connecticut in March of 2006. Management expects to provide similar service and banking products to the New London area that the Company currently provides in the New Haven area.

In February 2006, the Company entered into a lease agreement for a former bank branch location in North Haven, Connecticut. An application is pending with the State of Connecticut and the FDIC to open the branch in mid-2006 as The Bank of North Haven, a Division of The Bank of Southern Connecticut.

The Company continues to hold the property it acquired in 2004 in Clinton, Connecticut as an anticipated future site of a branch location. In 2005, the Company entered into a lease with a tenant for one of the two buildings on the property. The Company anticipates opening this location as a branch of The Bank of Southern Connecticut at some future date.