Form 10QSB
period 2006-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2006-05-12
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

Commission file number 0-49784

SOUTHERN CONNECTICUT BANCORP, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Connecticut (State or Other Jurisdiction of Incorporation or Organization)	06-1609692 (I.R.S. Employer Identification Number)
215 Church Street New Haven, Connecticut 06510 (Address of Principal Executive Offices)
(203) 782-1100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [  ]

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of May 12, 2006: 2,937,525

Transitional Small Business Disclosure Format

Yes __   No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes___   No X

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2006 (unaudited) and December 31, 2005
	2006	2005
Assets
Cash and due from banks	$1,319,959	$966,732
Federal funds sold	7,845,000	9,579,000
Short-term investments	6,115,164	6,023,555
Cash and cash equivalents	15,280,123	16,569,287

Available for sale securities, at fair value	9,926,377	9,973,488
Federal Home Loan Bank Stock	60,000	60,000
Loans receivable (net of allowance for loan losses of
$776,790 in 2006 and $778,051 in 2005)	58,284,390	55,881,508
Loans held for sale, at fair value	212,061	401,503
Accrued interest receivable	402,185	324,346
Premises and equipment, net	4,382,420	4,457,715
Other assets	942,940	906,387
Total assets	$89,490,496	$88,574,234

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$18,070,864	$18,091,849
Interest bearing deposits	48,769,957	47,187,667
Total deposits	66,840,821	65,279,516

Repurchase agreements	518,505	1,363,368
Accrued expenses and other liabilities	611,714	445,295
Capital lease obligations	1,188,952	1,189,212
Total liabilities	69,159,992	68,277,391

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2006 2,937,525; 2005 2,937,525	29,375	29,375
Additional paid-in capital	24,083,638	24,083,638
Accumulated deficit	(3,398,683)	(3,477,576)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(383,826)	(338,594)
Total shareholders' equity	20,330,504	20,296,843

Total liabilities and shareholders' equity	$89,490,496	$88,574,234

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP,INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005 (unaudited)

	Three Months Ended
	March
	2006	2005
Interest Income
Interest and fees on loans	$1,270,140	$988,078
Interest on securities	78,721	86,660
Interest on federal funds sold and short-term investments	143,496	89,328
Total interest income	1,492,357	1,164,066

Interest Expense
Interest on deposits	366,430	190,627
Interest on capital lease obligations	43,541	43,147
Interest on repurchase agreements	3,296	2,780
Total interest expense	413,267	236,554

Net interest income	1,079,090	927,512

Provision for Loan Losses	(58,032)	17,000
Net interest income after
provision for loan losses	1,137,122	910,512

Noninterest Income
Service charges and fees	86,359	80,796
Gains and fees from sales and referrals of loans	36,566	13,273
Other noninterest income	61,483	43,660
Total noninterest income	184,408	137,729

Noninterest Expense
Salaries and benefits	683,782	557,433
Occupancy and equipment	159,227	143,339
Professional services	101,667	94,140
Data processing and other outside services	81,180	76,484
Advertising and promotional expense	44,425	27,534
Forms, printing and supplies	32,303	17,275
Other operating expenses	140,053	147,603
Total noninterest expense	1,242,637	1,063,808

Net income (loss)	$78,893	$(15,567)

Basic Income (loss) per Share	$0.03	$(0.01)
Diluted Income (loss) per Share	$0.03	$(0.01)

Dividends per Share	$-	$-

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2006 and 2005 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2004	2,797,711	$27,977	$24,085,612	$(3,199,126)	$(216,736)	$20,697,727

Comprehensive Loss:
Net Loss	-	-	-	(15,567)	-	(15,567)
Unrealized holding loss on available
for sale securities	-	-	-	-	(146,395)	(146,395)
Total comprehensive loss						(161,962)

5% stock dividend declared
April 12, 2005	139,814	1,398	(1,398)	-	-	-

Balance March, 31, 2005	2,937,525	$29,375	$24,084,214	$(3,214,693)	$(363,131)	$20,535,765

Balance December 31, 2005	2,937,525	$29,375	$24,083,638	$(3,477,576)	$(338,594)	$20,296,843

Comprehensive Income:
Net Income	-	-	-	78,893	-	78,893
Unrealized holding loss on available
for sale securities	-	-	-	-	(45,232)	(45,232)
Total comprehensive income						33,661

Balance March 31, 2006	2,937,525	$29,375	$24,083,638	$(3,398,683)	$(383,826)	$20,330,504

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005 (unaudited)

Cash Flows From Operations	2006	2005
Net income (loss)	$78,893	$(15,567)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization and accretion of premiums and discounts on investments, net	(729)	(510)
Provision for loan losses	(58,032)	17,000
Loans originated for sale, net of principal payments received	(202,000)	(538,179)
Proceeds from sales of loans	276,375	-
Gains on sales of loans	(30,772)	-
Depreciation and amortization	86,211	72,739
Increase in cash surrender value of life insurance	(8,250)	(9,000)
Changes in assets and liabilities:
( Decrease) increase in deferred loan fees	(8,674)	1,257
Increase in accrued interest receivable	(77,839)	(61,558)
Increase in other assets	(28,303)	(94,126)
Increase in accrued expenses and other liabilities	166,419	86,995
Net cash provided by (used in) operating activities	193,299	(540,949)

Cash Flows From Investing Activities
Principal repayments on available for sale securities	2,608	97,584
Net increase in loans receivable	(2,190,337)	(3,210,199)
Purchases of premises and equipment	(10,916)	(260,772)
Net cash used in investing activities	(2,198,645)	(3,373,387)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(1,781,210)	3,903,469
Net increase in certificates of deposit	3,342,515	2,746,110
Net decrease in repurchase agreements	(844,863)	(234,109)
Principal payments on capital lease obligations	(260)	(233)
Net cash provided by financing activities	716,182	6,415,237

Net (decrease) increase in cash and cash equivalents	(1,289,164)	2,500,901

Cash and cash equivalents
Beginning	16,569,287	15,743,882
Ending	$15,280,123	$18,244,783

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2006 and 2005 (unaudited)

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$394,318	$226,233

Income taxes	$-	$-

Supplemental disclosures of noncash investing activities:
Unrealized holding losses on available for sale securities arising
during the period	$(45,232)	$(146,395)

Transfer of Loans Held for Sale to Loans Receivable	$(102,216)	$-

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Nature of Operations

Southern Connecticut Bancorp, Inc. (“Bancorp”), is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving the greater New Haven and greater New London markets, as well as the approximately 62 miles of coastal towns and communities located between these two cities and extending to Rhode Island. Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”) a Connecticut-chartered bank with its headquarters in New Haven, Connecticut. The Bank operates through four offices, three offices in the greater New Haven area, including the main office in downtown New Haven, a branch in the Westville/Amity section of New Haven, a branch in Branford, Connecticut, as well as a branch in New London, Connecticut. The New London branch is the headquarters of The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, which opened March 6, 2006. An application has been approved by the FDIC and the Connecticut Department of Banking to open a new branch in North Haven, Connecticut, which will operate as The Bank of North Haven, a division of The Bank of Southern Connecticut. The expected opening date of this branch is the summer of 2006. Bancorp owns a property in Clinton, Connecticut that is suitable for a branch location. A portion of the property has been rented. Management is considering opening a branch of The Bank of Southern Connecticut at that location at some point in the future. The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the greater New Haven and greater New London markets. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

Note 2.	Basis of Financial Statement Presentation

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated unaudited financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2005, filed with the Securities and Exchange Commission on Form 10-KSB on March 22, 2006.

The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2006	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$10,198,437	$-	$(381,933)	$9,816,504
Mortgage Backed Securities	111,766	-	(1,893)	109,873
	$10,310,203	$-	$(383,826)	$9,926,377

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$10,197,667	$-	$(337,415)	$9,860,252
Mortgage Backed Securities	114,415	-	(1,179)	113,236
	$10,312,082	$-	$(338,594)	$9,973,488

At March 31, 2006, gross unrealized holding losses on available for sale securities totaled $383,826. All such unrealized losses have existed for a period of twelve months or longer. Management does not believe that any of the unrealized losses as of March 31, 2006 are other than temporary, as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2005, gross unrealized holding losses on available for sale securities totaled $338,594. Of the securities with unrealized losses, the total unrealized losses on securities that existed for a period of twelve months or longer amounted to $287,729.

Note 4.	Loans Receivable

A summary of Bancorp’s loan portfolio at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005

Commercial loans secured by real estate	$26,439,923	$26,724,972
Commercial loans	27,051,599	25,852,655
Construction and land loans	3,758,648	2,573,809
Residential mortgage loans	154,314	155,909
Consumer home equity loans	744,408	750,114
Consumer installment loans	1,008,583	707,069
Total loans	59,157,475	56,764,528
Net deferred loan fees	(96,295)	(104,969)
Allowance for loan losses	(776,790)	(778,051)
Loans receivable, net	$58,284,390	$55,881,508

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	For the Period Ended March 31,
	2006	2005
Balance at beginning of period	$778,051	$752,394
Charge-offs	(2,568)	-
Recoveries	59,339	750
Provision charged to operations	(58,032)	17,000
Balance at end of period	$776,790	$770,144

Net charge-offs to average loans	-0.10%	0.00%

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accruing and past due loans:

	March 31, 2006	December 31, 2005
Loans delinquent over 90 days and still accruing	$-	$-
Non-accruing loans	215,661	578,826
Total	$215,661	$578,826
% of Total Loans	0.37%	1.02%
% of Total Assets	0.24%	0.65%

Note 5.	Deposits

At March 31, 2006 and December 31, 2005, deposits consisted of the following:

	March 31, 2006	December 31, 2005
Noninterest bearing deposits	$18,070,864	$18,091,849

Interest bearing deposits
Checking	6,891,825	6,175,953
Money Market	24,628,833	27,001,393
Savings	2,586,699	2,690,236
Checking, money market & savings	34,107,357	35,867,582

Time Certificates under $100,000	6,072,820	4,498,286
Time Certificates of $100,000 or more	8,589,780	6,821,799
Time deposits	14,662,600	11,320,085
	48,769,957	47,187,667
Total deposits	$66,840,821	$65,279,516

Note 6.	Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At March 31, 2006, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at March 31, 2006.

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

On April 12, 2005, Bancorp declared a 5% stock dividend to shareholders of record as of April 26, 2005. The stock dividend was distributed on May 9, 2005. Payment of this dividend resulted in the issuance of 139,885 additional common shares. As a result, the March 31, 2005 balance sheet and statement of changes in shareholders’ equity, and all per share amounts, were retroactively revised to reflect this dividend as if it were effective at January 1, 2005. Generally accepted accounting principals require such dividends to be recorded at fair value; however, when there is an accumulated deficit, the Securities and Exchange Commission (“SEC”) advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital. Fractional shares were payable in cash on an equivalent share basis of $8.05. Weighted-average shares and per share data were restated to give effect to the stock dividend.

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share. The following is information about the computation of income (loss) per share for the three month periods ended March 31, 2006 and 2005.

Income (Loss) per Share

Three Months Ended March 31,
	2006			2005
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (Loss ) available to common shareholders	$78,893	2,937,525	$0.03	$(15,567)	2,937,525	$(0.01)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	2,171	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$78,893	2,939,696	$0.03	$(15,567)	2,937,525	$(0.01)

For the three months ended March 31, 2005, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

Note 8.	Other Comprehensive Loss

Other comprehensive loss, which is comprised solely of the change in unrealized losses on available for sale securities, is as follows:

	Three Months Ended
	March 31, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(45,232)	$-	($45,232)

Add: Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding loss on available for sale
securities	$(45,232)	$-	$(45,232)

	Three Months Ended
	March 31, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(146,395)	$-	($146,395)

Add: Reclassification adjustment for losses
recognized in net loss	-	-	-

Unrealized holding loss on available for sale
securities	$(146,395)	$-	$(146,395)

There is no tax effect relating to other comprehensive income because there is a full valuation allowance recorded against the deferred tax asset.

Note 9.	Stock Based Compensation

Bancorp has adopted three share-based plans, the 2001 Stock Option Plan (the “2001 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 2005 Stock Option and Award Plan (the “2005 Plan”), under which an aggregate of 582,914 shares of Bancorp’s common stock are reserved for issuance of Bancorp’s common stock, or upon the exercise of both incentive options and nonqualified options, granted under the share-based plans.

Under all three plans, the exercise price for each share covered by an option may not be less than the fair market value of a share of Bancorp’s common stock on the date of grant. For incentive options granted to a person who owns more than 10% of the combined voting power of Bancorp or any subsidiary (“ten percent shareholder”), the exercise price cannot be less than 110% of the fair market value on the date of grant.

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

Upon adoption of the 2002 Option Plan in May 2002, Bancorp determined that no additional options will be granted under the 2001 Option Plan.

A summary of the status of stock options at March 31, 2006 and 2005, and changes during the three months then ended is as follows:

	2006			2005
		Weighted-			Weighted-
	Number	Average	Aggregate	Number	Average	Aggregate
	of	Exercise	Intrinsic	of	Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding at beginning of year	431,068	$8.03		363,827	$8.03
Granted	-			13,671	8.09
Exercised	-			-
Terminated	(8,118)	7.74		(100)	8.03
Outstanding at end of period	422,950	7.98	$40,014	377,398	8.03	$212,958

Exercisable at end of period	422,950	$7.98	$40,014	175,188	$8.53	$89,298

Weighted-average fair value per option
of options granted during the year	$-			$2.43

The fair value of options issued in the three months ended March 31, 2005 was estimated at the grant date using the Black-Sholes option-pricing model with the following assumptions:

2005
Dividend Rate	-
Risk free interest rate	3.80% TO 4.39%
Weighted-average expected lives	8 Years
Volatility	20%

On December 22, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all unvested options, outstanding as of December 31, 2005, granted under Bancorp’s 2002 Stock Option Plan, held by 48 employees and directors. The decision to accelerate the vesting of all unvested options was made primarily to reduce compensation expense that would have been recognized in future periods once Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) issued by the Financial Accounting Standards Board, became effective for reporting periods beginning after December 31, 2005. Pursuant to the acceleration of all unvested options, options to purchase 197,571 shares of Bancorp’s common stock became immediately exercisable as of December 31, 2005. The exercise prices for such accelerated options range from $6.90 to $10.39 per share. As a result of accelerating the vesting of these options, approximately $300,000 of compensation expense, before taxes, that would have been recorded in 2006 through 2008 under SFAS 123(R), was reflected as 2005 pro forma compensation expense in Note 1 of the audited financial statements of Bancorp and notes thereto as of December 31, 2005, filed with the Securities and Exchange Commission on Form 10-KSB on March 22, 2006. There was no impact to the 2005 financial statements resulting from this action.

Effective January 1, 2006, Bancorp adopted SFAS 123(R) utilizing the modified prospective transition approach. Prior to the adoption of SFAS 123(R), Bancorp accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants for the years ended December 31, 2005 or 2004. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no effect on Bancorp’s financial statements. The impact of FAS 123(R) on Bancorp during 2006 and beyond will depend upon various factors, among them being Bancorp’s future compensation strategy. The pro forma compensation costs presented in the table below and in prior filings for Bancorp have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years, however, Bancorp anticipates using the Black-Scholes option-pricing model for future awards.

As of January 1, 2006, Board Member compensation is paid fifty percent in cash and fifty percent in stock, versus one hundred percent in options as is done in prior years. The fair market value of the stock used to calculate the shares to be paid, is the average of the closing price of the common stock on the first and the fifteenth day of the third month of the quarter, or the following business day. The total director fees to be settled in stock charged to noninterest expense for the three months ended March 31, 2006 was $9,750.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R), reported net loss and per share amounts for 2005 would have been increased to the pro forma amounts shown below:

For the Three months ended March 31, 2005

Three Months Ended
March 31, 2005
Net loss as reported	$(15,567)
Add: total stock based employee
compensation expense included in reported net loss	-

Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(61,196)

Pro forma net loss	$(76,763)

Basic loss per share:
As reported	$(0.01)
Pro forma	$(0.03)
Diluted income (loss) per share:
As reported	$(0.01)
Pro forma	$(0.03)

For the three months ended March 31, 2005 common stock equivalents have been excluded from the computation of the pro forma net loss per share because the inclusion of such equivalents is antidilutive. Because no stock options vested during the three months ended March 31, 2006, no proforma information is disclosed.

Stock warrants

Bancorp adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the “Warrant Plans”), under which an aggregate of 77,184 shares of Bancorp’s common stock are reserved for issuance upon the exercise of warrants granted to non-employee directors of Bancorp’s and the Bank, and certain other individuals involved in the organization of the Bank.

Warrants under the Warrant Plans have a term of ten years. Forty percent of the warrants became exercisable one year from the date of grant, and 30% of the warrants became exercisable at each of the second and third anniversaries from the date of grant.

A summary of the status of the warrants at March 31, 2006 and 2005, and changes during the three months then ended, is as follows.

	2006		2005

		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	77,184	$10.39	77,184	$10.39
Granted	-		-
Exercised	-		-
Terminated	-		-
Outstanding at end of period	77,184	10.39	77,184	10.39

Exercisable at end of period	77,184	$10.39	77,184	$10.39

Note 10.	Business Developments

On March 6, 2006, Bancorp opened The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, headquartered in New London, Connecticut. This opening has broadened Bancorp’s market position and demonstrated enhanced capabilities for increasing total loans and deposits.

In April 2006, the Bank received regulatory approval from both the Connecticut State Department of Banking and the Federal Deposit Insurance Corporation to open The Bank of North Haven, a division of The Bank of Southern Connecticut. It is anticipated that the branch will open for business during the summer of 2006, and will be located at 24 Washington Avenue, North Haven, Connecticut.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Commitments to extend credit
Future loan commitments	$6,665,000	$3,982,679
Unused lines of credit	13,073,260	8,561,405
Undisbursed construction loans	482,000	437,825
Financial standby letters of credit	1,933,188	1,908,888
	$22,153,448	$14,890,797

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s books at their fair value at inception. The liability related to guarantees recorded at March 31, 2006 and December 31, 2005 was not significant.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of Bancorp. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2006 and 2005, along with the audited financial statements as of and for the year ended December 31, 2005, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.

Summary

As of March 31, 2006, Bancorp had $89.5 million of total assets, $58.3 million of total loans, and $66.8 million of total deposits. Total equity capital at March 31, 2006 was $20.3 million, representing a Tier I Leverage Capital Ratio of 23.77%. Net interest margin for the three months ended March 31, 2006 was 5.41%. Bancorp had net income of $78,893 (or basic and diluted earnings per share of $0.03) for the three months ended March 31, 2006, compared to a net loss of $15,567 (or basic and diluted loss per share of $0.01) for the three months ended March 31, 2005. The results for the three months ended March 31, 2006 reflect: i) the one time collection of interest income related to the settlement and collection of past due interest on a loan, and ii) the recovery of a loan that had previously been charged off, which resulted in a credit to the provision for loan losses for the three months ended March 31, 2006, in comparison to the three months ended March 31, 2005, in which neither of such items were recognized.

Critical Accounting Policy

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp’s financial condition and results and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Bancorp has reviewed this critical accounting policy and estimates with its audit committee. Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2005, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $777,000 or 1.31% of gross loans at March 31, 2006 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $778,000 or 1.37% of gross loans outstanding.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to its collectibility and generally is discontinued when loans are past due 90 days as to either principal or interest, or are otherwise considered impaired. When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income. The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection. A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

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

Based on its evaluation, management believes the allowance for loan losses of $777,000 at March 31, 2006, which represents 1.31% of gross loan receivables outstanding, is adequate, under prevailing economic conditions, to absorb probable losses on existing loans. At December 31, 2005, the allowance for loan losses was $778,000 or 1.37% of gross loans outstanding.

Recent Accounting Changes

Effective January 1, 2006, Bancorp adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-base payment awards to employees and directors based on the grant-date fair value of the awards. Information regarding Bancorp’s adoption of SFAS 123(R) and its effect upon the consolidated financial statements and the financial condition of Bancorp is provided in Note 9 to the consolidated financial statements of this Form 10-QSB.

Comparison of Financial Condition as of March 31, 2006 versus December 31, 2005

General
Bancorp’s total assets were $89.5 million at March 31, 2006, an increase of $900,000 (1.0%) from $88.6 million in assets as of December 31, 2005. Earning assets as of March 31, 2006 were $83.2 million, an increase of $.5 million (.6%) from $82.7 million at December 31, 2005.

Investments
Available for sale securities totaled $9.9 million as of March 31, 2006, a decrease of $100,000 from December 31, 2005. The portfolio is invested in U.S. government sponsored agency and sponsored agency issued mortgage backed securities.

As of March 31, 2006, gross unrealized losses on the available for sale securities portfolio totaled $384,000. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in Bancorp’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and Bancorp will receive all contractual principal and interest related to these investments.

Loans
Net loans receivable increased $2.4 million (4.3%) from $55.9 million at December 31, 2005 to $58.3 million at March 31, 2006. The increase in loans is due to commercial demand in the greater New Haven and Connecticut markets. The increase in the loans receivable portfolio was funded primarily by increased deposits. The ratio of loans receivable to deposits as of March 31, 2006 was 87%, within Bancorp’s target ratio of loans receivable to deposits of 80% to 90%. Bancorp’s and the Bank’s Boards of Directors may elect from time to time to review Bancorp’s policy regarding this ratio.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The following represents the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	For the Period Ended March 31,
	2006	2005
Balance at beginning of period	$778,051	$752,394
Charge-offs	(2,568)	-
Recoveries	59,339	750
Provision charged to operations	(58,032)	17,000
Balance at end of period	$776,790	$770,144

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accruing and past due loans:

	March 31, 2006	December 31, 2005
Loans delinquent over 90 days and still accruing	$-	$-
Non-accruing loans	215,661	578,826
Total	$215,661	$578,826
% of Total Loans	0.37%	1.02%
% of Total Assets	0.24%	0.65%

Potential Problem Loans
At March 31, 2006, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
Deposits were $66.8 million at March 31, 2006, an increase of $1.5 million (2.3%) from $65.3 million as of December 31, 2005. Interest bearing checking and money market accounts were $31.5 million at March 31, 2006, a decrease of $1.7 million (5.1%) from $33.2 million. Time certificates were $14.7 million at March 31, 2006, an increase of $3.4 million, or 30.1% from December 31, 2005. Savings accounts decreased $100,000 from year-end 2005. Non-interest bearing checking accounts remained flat at $18.1 million from December 31, 2005. The increase in the total deposit portfolio reflects the ongoing marketing efforts of the Bank. The Bank does not have any brokered deposits.

Other
Repurchase agreement balances decreased $845,000 from December 31, 2005 to $519,000 as of March 31, 2006, due to normal customer activity.

Results of Operations - Comparison of Results for the Three Months Ended March 31, 2006 and March 31, 2005

General
Bancorp had net income of $78,893 for the three months ended March 31, 2006 versus a net loss of $15,567 for the three months ended March 31, 2005. The results for the three months ended March 31, 2006 reflect the one time collection of interest income related to the settlement and collection of past due interest on a loan, and the recovery of a loan that had previously been charged off, which resulted in a credit to the provision for loan losses for the quarter, in comparison to the three months ended March 31, 2005, in which neither of such items were recognized.

Net Interest Income
The principal source of revenue is net interest income. Bancorp’s net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. Bancorp, like other banking institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

For the three months ended March 31, 2006, net interest income was $1.1 million versus $900,000 for the three months ended March 31, 2005, a $200,000 or 22% increase. This was primarily the result of increases in the yields on interest earning assets, net of the increased cost of funds on interest bearing liabilities, and to a lesser extent by a $1.6 million increase in average earning assets. The increase in average interest earnings assets was comprised of increases in average loans of $6.2 million, decreases in short term investments of $2.4 million, decreases in investments of $1.3 million, and decreases in federal funds of $900,000.

The cost of average interest bearing liabilities was 3.50% for the three months ended March 31, 2006 versus 2.01% for the three months ended March 31, 2005, an increase of 149 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate on interest paid on money market and interest bearing checking deposits increased 174 basis points for the three months ended March 31, 2006 versus the three months ended March 31, 2005. Also, the Bank’s average cost of funds for time deposits increased 114 basis for the three months ended March 31, 2006 versus the three months ended March 31, 2005.

Due to the change in the mix of assets and the resulting increase in the average yield on earning assets for the three months ended March 31, 2006, partially offset by the increase in the cost of interest bearing liabilities, the interest spread increased to 3.98% for three months ended March 31, 2006, an increase of 4 basis points versus the three months ended March 31, 2005. Net interest margin increased to 5.41% for the three months ended March 31, 2006 from 4.74% for the three months ended March 31, 2005, an increase of 67 basis points which largely reflects the change in the mix of assets and increasing rates during 2006.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended March 31, 2006 and March 31, 2005.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	March 31, 2006			March 31, 2005
		Interest			Interest		Fluctuations in Interest
	Average	Income/	Average	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total

Interest earning assets
Loans (1)	$57,625	$1,270	8.94%	$51,468	$988	7.79%	$282
Short-term investments	6,062	65	4.35%	8,422	41	1.97%	24
Investments	10,028	79	3.19%	11,341	87	3.11%	(8)
Federal funds sold	7,227	78	4.38%	8,126	48	2.40%	30
Total interest earning assets	80,942	1,492	7.48%	79,357	1,164	5.95%	328

Cash and due from banks	1,319			812
Premises and equipment, net	4,434			3,619
Allowance for loan losses	(780)			(757)
Other	1,243			1,327
Total assets	$87,158			$84,358

Interest bearing liabilities
Time certificates	$13,385	121	3.67%	$10,110	63	2.53%	58
Savings deposits	2,794	10	1.45%	3,814	12	1.28%	(2)
Money market / checking deposits	29,561	235	3.22%	31,472	115	1.48%	120
Capital lease obligations	1,189	44	15.01%	1,190	43	14.65%	1
Repurchase agreements	891	3	1.37%	1,016	3	1.20%	-

Total interest bearing liabilities	47,820	413	3.50%	47,602	236	2.01%	177

Non-interest bearing deposits	18,498			15,788
Accrued expenses and
other liabilities	460			274
Shareholder's equity	20,380			20,694
Total liabilities and equity	$87,158			$84,358

Net interest income		$1,079			$928		$151

Interest spread			3.98%			3.94%
Interest margin			5.41%			4.74%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following tables summarize the variance in interest income and interest expense for the three months ended March 31, 2006 and 2005 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	March 31, 2006 v. 2005
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earning assets
Loans	$282	$126	$156
Short-term investments	24	(22)	46
Investments	(8)	(21)	13
Federal funds sold	30	(9)	39
Total interest earning assets	328	74	254

Interest bearing liabilities
Time certificates	58	24	34
Savings deposits	(2)	(10)	8
Money market / checking deposits	120	(9)	129
Capital lease obligations	1	-	1
Repurchase agreements	-	(2)	2
Total interest bearing liabilities	177	3	174
Net interest income	$151	$71	$80

Provision for Loan Losses
The $58,000 loan loss provision credited to operations for the three months ended March 31, 2006 reflects the recovery of a loan that had previously been charged off, which resulted in a credit to the provision for loan losses for the quarter, in comparison to the provision for the three months ended March 31, 2005.

Noninterest Income
The $47,000 increase in total noninterest income for the three months ended March 31, 2006 versus the three months ended March 31, 2005 is due to $31,000 in Small Business Administration (“SBA”) guaranteed loan participation sales gains during the three months ended March 31, 2006 versus no gains during the three months ended March 31, 2005. Through the Bank, Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. The Bank retains the servicing rights of the SBA loans, which generated $21,000 in servicing income during the three months ended March 31, 2006 versus $6,000 during the three months ended March 31, 2005. Noninterest income also reflects a $14,000 prepayment penalty during the three months ended March 31, 2006. Separately, service charges and fees derived from deposits increased by $6,000.

Noninterest Expense
Total noninterest expense was approximately $1.2 million for the three months ended March 31, 2006 versus $1.1 million for the same period in 2005, an increase of $100,000 or 9%. The primary factor contributing to the increase in non-interest expense year-over-year was the opening of The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, which opened on March 6, 2006. During the three months ended March 31, 2006, additional staff was hired to support the new branch, extensive advertising took place to promote the new branch, and branch supplies were purchased.

Salaries and benefits for the first quarter of 2006 of $684,000 increased by $126,000, or 23%, from the first quarter of 2005. The increase is due to staff compensation and benefits increases in 2006 in comparison to the comparable period a year ago, primarily arising from the hiring of additional personnel for the New London branch.

Occupancy and equipment for the first quarter of 2006 increased by $16,000, or 11%, due primarily to the opening of the New London branch and the related depreciation of buildings, equipment and furniture, and property taxes.

Professional fees for the first quarter of 2006 increased by $8,000, or 8%, due primarily to fees related to the filing of a registration statement on Form S-8 to register the securities issuable under Bancorp’s 2005 Stock Option and Award Plan.

Data processing and other outside services for the first quarter of 2006 increased by $5,000, or 6%, primarily due to the opening of the New London branch.

Advertising and promotional expense for the first quarter of 2006 increased $17,000, or 61% due to marketing initiatives, primarily related to the opening of the New London branch.

Forms, printing and supplies expense for the first quarter of 2006 increased by $15,000, or 87%, primarily due to the printing of forms and the purchasing of supplies for the New London branch.

Off-Balance Sheet Arrangements

See Note 11 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of March 31, 2006 and December 31, 2005 consisted of liquid assets totaling $25.2 million and $26.5 million, respectively. This represents 28.2% and 29.9% of total assets at March 31, 2006 and December 31, 2005, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes Bancorp’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following Table illustrates Bancorp's regulatory capital ratios at:

	March 31,	December 31,
	2006	2005
Tier 1 (Leverage) Capital to Average Assets	23.77%	24.17%
Tier 1 Capital to Risk-Weighted Assets	28.73%	29.17%
Total Capital to Risk-Weighted Assets	29.84%	30.30%

The following Table illustrates the Bank's regulatory capital ratios at:

	March 31,	December 31,
	2006	2005
Tier 1 (Leverage) Capital to Average Assets	19.23%	20.38%
Tier 1 Capital to Risk-Weighted Assets	23.41%	23.96%
Total Capital to Risk-Weighted Assets	24.58%	25.17%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp is considered to be “well capitalized” under applicable regulations specified by the Federal Reserve. The Bank also is considered to be “well capitalized” under applicable regulations. To be considered “well capitalized” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. Based upon the nature of Bancorp’s business, market risk is primarily limited to interest rate risk, defined as the impact of changing interest rates on current and future earnings.

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

The exposure to interest rate risk is monitored by Senior Management of the Bank and reported quarterly to the Asset and Liability Management Committee and the Board of Directors of the Bank and Bancorp. Management reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk.

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

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report on Form 10-QSB may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which are impractical for Bancorp to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of Bancorp’s opening of branches and the receipt of regulatory approval to complete such actions, (10) concentration of Bancorp’s business in southern Connecticut, (11) the concentration of Bancorp’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in Bancorp’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in other filings made by Bancorp with the SEC.

Although Bancorp believes that it offers the loan and deposit products, and has the resources needed for success, future revenues and interest spreads and yields cannot be reliably predicted. These trends may cause Bancorp to adjust its operations in the future. Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

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

There have not been any significant changes in Bancorp’s internal controls or in other factors that occurred during Bancorp’s quarter ended March 31, 2006 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

PART II
Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

No.	Description

3(i)
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Bancorp’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to Bancorp’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Senior Vice President and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ Joseph V. Ciaburri
Name: Joseph V. Ciaburri
Date: May 12, 2006	Title: Chairman & Chief Executive Officer

By: /s/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: May 12, 2006	Title: President & Chief Operating Officer

By: /s/ Carlota I. Grate
Name: Carlota I. Grate
Date: May 12, 2006	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: May 12, 2006	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.	Description
3(i)
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Bancorp’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to Bancorp’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer.

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Senior Vice President and Chief Financial Officer