Form 10QSB
period 2006-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2006-08-11
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to __________

Commission file number 0-49784

SOUTHERN CONNECTICUT BANCORP, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Connecticut (State or Other Jurisdiction of Incorporation or Organization)	06-1609692 (I.R.S. Employer Identification Number)
215 Church Street New Haven, Connecticut 06510 (Address of Principal Executive Offices)

(203) 782-1100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that this registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of
August 11, 2006: 2,938,869

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2006 (unaudited) and December 31, 2005
	2006	2005
Assets
Cash and due from banks	$1,713,920	$966,732
Federal funds sold	10,760,000	9,579,000
Short-term investments	6,244,034	6,023,555
Cash and cash equivalents	18,717,954	16,569,287

Available for sale securities, at fair value	8,892,402	9,973,488
Federal Home Loan Bank Stock	66,100	60,000
Loans receivable (net of allowance for loan losses of
$939,220 in 2006 and $778,051 in 2005)	63,996,039	55,881,508
Loans held for sale, at fair value	366,872	401,503
Accrued interest receivable	371,247	324,346
Premises and equipment, net	4,417,296	4,457,715
Other assets	1,035,990	906,387
Total assets	$97,863,900	$88,574,234

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$23,137,094	$18,091,849
Interest bearing deposits	51,995,247	47,187,667
Total deposits	75,132,341	65,279,516

Repurchase agreements	820,075	1,363,368
Accrued expenses and other liabilities	659,219	445,295
Capital lease obligations	1,188,684	1,189,212
Total liabilities	77,800,319	68,277,391

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2006 2,938,869; 2005 2,937,525	29,389	29,375
Additional paid-in capital	24,093,167	24,083,638
Accumulated deficit	(3,641,091)	(3,477,576)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(417,884)	(338,594)
Total shareholders' equity	20,063,581	20,296,843

Total liabilities and shareholders' equity	$97,863,900	$88,574,234

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Three Months Ended		Six Months Ended
	June		June
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$1,388,549	$1,087,627	$2,658,689	$2,084,574
Interest on securities	77,443	86,126	156,163	172,787
Interest on federal funds sold and short-term investments	175,983	99,487	319,479	188,810
Total interest income	1,641,975	1,273,240	3,134,331	2,446,171

Interest Expense
Interest on deposits	449,984	202,891	816,413	393,519
Interest on capital lease obligations	43,640	43,228	87,181	86,375
Interest on repurchase agreements	4,315	2,879	7,612	5,659
Total interest expense	497,939	248,998	911,206	485,553

Net interest income	1,144,036	1,024,242	2,223,125	1,960,618

Provision for Loan Losses	162,507	93,409	104,475	110,409
Net interest income after
provision for loan losses	981,529	930,833	2,118,650	1,850,209

Noninterest Income
Service charges and fees	132,392	95,809	218,751	176,606
Gains and fees from sales and referrals of loans	24,734	28,809	61,300	42,081
Other noninterest income	41,579	36,923	103,064	71,718
Total noninterest income	198,705	161,541	383,115	290,405

Noninterest Expense
Salaries and benefits	743,128	608,105	1,426,909	1,165,537
Occupancy and equipment	176,422	158,940	335,647	302,279
Professional services	155,545	188,493	257,213	282,633
Data processing and other outside services	92,470	85,239	173,443	161,721
Advertising and promotional expense	76,324	52,448	120,748	79,982
Forms, printing and supplies	32,126	26,270	64,428	43,544
Other operating expenses	146,627	133,349	286,892	280,955
Total noninterest expense	1,422,642	1,252,844	2,665,280	2,316,651

Net loss	$(242,408)	$(160,470)	$(163,515)	$(176,037)

Basic loss per Share	$(0.08)	$(0.05)	$(0.06)	$(0.06)
Diluted loss per Share	$(0.08)	$(0.05)	$(0.06)	$(0.06)

Dividends per Share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2006 and 2005 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2004	2,797,711	$27,977	$24,085,612	$(3,199,126)	$(216,736)	$20,697,727

Comprehensive Loss:
Net Loss	-	-	-	(176,037)	-	(176,037)
Unrealized holding gains on available
for sale securities	-	-	-	-	8,117	8,117
Total comprehensive loss						(167,920)

5% stock dividend	139,814	1,398	(1,398)	-	-	-

Fractional shares paid in cash	-	-	(576)	-	-	(576)

Balance June 30, 2005	2,937,525	$29,375	$24,083,638	$(3,375,163)	$(208,619)	$20,529,231

Balance December 31, 2005	2,937,525	$29,375	$24,083,638	$(3,477,576)	$(338,594)	$20,296,843

Comprehensive Loss:
Net Loss	-	-	-	(163,515)	-	(163,515)
Unrealized holding loss on available
for sale securities	-	-	-	-	(79,290)	(79,290)
Total comprehensive loss						(242,805)

Common Stock Issued	1,344	14	9,529			9,543

Balance June 30, 2006	2,938,869	$29,389	$24,093,167	$(3,641,091)	$(417,884)	$20,063,581

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 (unaudited)

Cash Flows From Operations	2006	2005
Net loss	$(163,515)	$(176,037)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and accretion of premiums and discounts on investments, net	(1,192)	(1,207)
Provision for loan losses	104,475	110,409
Loans originated for sale, net of principal payments received	(427,369)	(689,437)
Proceeds from sales of loans	462,000	140,250
Gains on sales of loans	(51,022)	(14,243)
Depreciation and amortization	176,813	150,700
Increase in cash surrender value of life insurance	(16,500)	(18,000)
Changes in assets and liabilities:
Decrease in deferred loan fees	(15,892)	(12,081)
(Increase) decrease in accrued interest receivable	(46,901)	2,698
Increase in other assets	(113,103)	(35,768)
Increase in accrued expenses and other liabilities	223,467	148,124
Net cash used in operating activities	131,261	(394,592)

Cash Flows From Investing Activities
Principal repayments on available for sale securities	2,988	176,942
Proceeds from maturities of available for sale securities	1,000,000	-
Purchases of Federal Home Loan Bank Stock	(6,100)	(12,900)
Net increase in loans receivable	(8,152,092)	(3,178,320)
Purchases of premises and equipment	(136,394)	(1,056,554)
Net cash used in investing activities	(7,291,598)	(4,070,832)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	5,593,043	5,254,494
Net increase in certificates of deposit	4,259,782	840,542
Net decrease in repurchase agreements	(543,293)	(307,759)
Principal payments on capital lease obligations	(528)	(474)
Distribution in cash for fractional share of common stock	-	(576)
Net cash provided by financing activities	9,309,004	5,786,227

Net increase in cash and cash equivalents	2,148,667	1,320,803

Cash and cash equivalents
Beginning	16,569,287	15,743,882
Ending	$18,717,954	$17,064,685

(continued)

SOUTHERN CONNECTICUT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2006 and 2005 (unaudited)

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$899,240	$475,002

Income taxes	$-	$-

Supplemental disclosures of noncash investing activities:
Unrealized holding (losses) gains on available for sale securities arising
during the period	$(79,290)	$8,117

Transfer of Loans Held for Sale to Loans Receivable	$(86,884)	$-

Accrued directors' fees paid in common stock	$9,543	$-

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

Southern Connecticut Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving the greater New Haven and greater New London markets, as well as the approximately 62 miles of coastal towns and communities located between these two cities and extending to Rhode Island. Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut. The Bank operates through five offices, four of which are located in the greater New Haven area, including the main office in downtown New Haven, a branch in the Westville/Amity section of New Haven, a branch in Branford, Connecticut, a branch in North Haven, Connecticut, as well as a branch in New London, Connecticut. The New London branch, which opened March 6, 2006, is the headquarters of The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut. The North Haven branch, which opened July 10, 2006, is the headquarters of The Bank of North Haven, a division of The Bank of Southern Connecticut. Bancorp owns a property in Clinton, Connecticut that is suitable for a branch location. A portion of the property has been rented. Management is considering opening a branch of The Bank of Southern Connecticut at that location at some point in the future. The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the greater New Haven and greater New London markets. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

Note 2.  Basis of Financial Statement Presentation

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated unaudited financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2005, filed with the Securities and Exchange Commission on Form 10-KSB on March 22, 2006.

The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$9,198,905	$-	$(412,800)	$8,786,105
Mortgage Backed Securities	111,381	-	(5,084)	106,297
	$9,310,286	$-	$(417,884)	$8,892,402

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$10,197,667	$-	$(337,415)	$9,860,252
Mortgage Backed Securities	114,415	-	(1,179)	113,236
	$10,312,082	$-	$(338,594)	$9,973,488

At June 30, 2006, gross unrealized holding losses on available for sale securities totaled $417,884. All such unrealized losses have existed for a period of twelve months or longer. Management does not believe that any of the unrealized losses as of June 30, 2006 are other than temporary, as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity, if necessary, and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2005, gross unrealized holding losses on available for sale securities totaled $338,594. Of the securities with unrealized losses, the total unrealized losses on securities that existed for a period of twelve months or longer amounted to $287,729.

Note 4. Loans Receivable

A summary of Bancorp’s loan portfolio at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005

Commercial loans secured by real estate	$28,770,443	$26,724,972
Commercial loans	29,911,568	25,852,655
Construction and land loans	4,413,471	2,573,809
Residential mortgage loans	152,691	155,909
Consumer home equity loans	818,671	750,114
Consumer installment loans	957,492	707,069
Total loans	65,024,336	56,764,528
Net deferred loan fees	(89,077)	(104,969)
Allowance for loan losses	(939,220)	(778,051)
Loans receivable, net	$63,996,039	$55,881,508

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005:

	For the Period Ended June 30,
	2006	2005
Balance at beginning of period	$778,051	$752,394
Charge-offs	(2,759)	(173,998)
Recoveries	59,453	750
Provision charged to operations	104,475	110,409
Balance at end of period	$939,220	$689,555

Net recoveries (charge-offs) to average loans	0.09%	(0.33%)

The following is a summary of non-accrual and past due loans:

	June 30, 2006	December 31, 2005
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	302,038	578,826
Total	$302,038	$578,826
% of Total Loans	0.47%	1.02%
% of Total Assets	0.31%	0.65%
Ratio of allowance to nonperforming loans	3.11	1.34

Note 5.  Deposits

At June 30, 2006 and December 31, 2005, deposits consisted of the following:

	June 30, 2006	December 31, 2005
Noninterest bearing deposits	$23,137,094	$18,091,849

Interest bearing deposits
Checking	6,368,547	6,175,953
Money Market	27,355,587	27,001,393
Savings	2,691,246	2,690,236
Total checking, money market & savings	36,415,380	35,867,582

Time Certificates under $100,000	7,619,063	4,498,286
Time Certificates of $100,000 or more	7,960,804	6,821,799
Total time deposits	15,579,867	11,320,085
Total interest bearing deposits	51,995,247	47,187,667
Total deposits	$75,132,341	$65,279,516

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At June 30, 2006, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at June 30, 2006.

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

Note 7.  Stock Dividend and Income (Loss) Per Share

On April 12, 2005, Bancorp declared a 5% stock dividend to shareholders of record as of April 26, 2005. The stock dividend was distributed on May 9, 2005. Payment of this dividend resulted in the issuance of 139,814 additional common shares. Generally accepted accounting principals require such dividends to be recorded at fair value; however, when there is an accumulated deficit, the Securities and Exchange Commission (“SEC”) advises that such stock dividends be accounted for by capitalizing the stock issued at par value only, through a reduction in additional paid-in capital. Fractional shares were payable in cash on an equivalent share basis of $8.05.

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share. The following is information about the computation of loss per share for the three and six month periods ended June 30, 2006 and 2005.

Loss per Share

Three Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(242,408)	2,937,822	$(0.08)	$(160,470)	2,937,525	$(0.05)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(242,408)	2,937,822	$(0.08)	$(160,470)	2,937,525	$(0.05)

Six Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(163,515)	2,937,822	$(0.06)	$(176,037)	2,937,525	$(0.06)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(163,515)	2,937,822	$(0.06)	$(176,037)	2,937,525	$(0.06)

For the three and six months ended June 30, 2006 and 2005, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

Note 8. Other Comprehensive Loss

Other comprehensive (loss) income, which is comprised solely of the change in unrealized (losses) gains on available for sale securities, is as follows:

	Six Months Ended
	June 30, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(79,290)	$-	($79,290)

Reclassification adjustment for amounts
recognized in net loss	-	-	-

Unrealized holding loss on available for sale
securities	$(79,290)	$-	$(79,290)

	Six Months Ended
	June 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$8,117	$-	$8,117

Reclassification adjustment for losses
recognized in net loss	-	-	-

Unrealized holding gain on available for sale
securities	$8,117	$-	$8,117

There is no tax effect relating to other comprehensive income because there is a full valuation allowance recorded against the deferred tax asset.

Note 9.  Share Based Compensation

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

Options under all three plans have a term of ten years unless a shorter period is determined at the time of grant, except that incentive options granted to any ten percent shareholder will have a term of five years unless a shorter term is fixed. Under the 2001 and 2002 plans, unless otherwise fixed at the time of grant, 40% of the options become exercisable one year from the date of grant, and 30% of the options become exercisable at each of the second and third anniversaries from the date of grant. Under the 2005 plan, the vesting terms of the awards are determined at the date of grant. Dividends are not paid on unexercised options.

Upon adoption of the 2002 Option Plan in May 2002, Bancorp determined that no additional options will be granted under the 2001 Option Plan.

A summary of the status of stock options at June 30, 2006 and changes during the six months then ended is as follows:

	2006
			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	431,068	$8.03
Granted	45,400	7.45
Exercised	-
Forfeited	(2,862)	8.18
Outstanding at end of period	473,606	7.92	7.6	$7,979

Vested or expected to vest at
the end of period	473,606	$7.92	7.6	$7,979

Exercisable at end of period	428,606	$7.97	7.4	$7,979

Weighted-average fair value per option
of options granted during the period	$3.48

The weighted-average fair value per option of options granted during the six month period ended June 30, 2005 was $2.86.

The fair value of options issued in the six months ended June 30, 2006 was estimated at the grant date using the Black-Sholes option-pricing model with the following assumptions:

	2006	2005
Dividend rate	-	-
Risk free interest rate	5.11% to 5.18%	3.80% to 4.39%
Expected term (in years)	9 Years	8 Years
Weighted-average volatility	26%	20%
Expected volatility	26%	20%

A summary of the status of the Company's nonvested shares at June 30, 2006 and changes during the six months then ended is as follows:

	2006
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	-	$-
Granted	45,400	3.47
Vested	(400)	2.53
Forfeited	-	-
Outstanding at end of period	45,000	3.48

As of June 30, 2006, there was $157,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the option plan. That cost is expected to be recognized over a weighted-average period of three years. No compensation cost was recognized during the three and six months ended June 30, 2006.

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

Effective January 1, 2006, Bancorp adopted SFAS 123(R) utilizing the modified prospective transition approach. Prior to the adoption of SFAS 123(R), Bancorp accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants for the years ended December 31, 2005 or 2004. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on Bancorp’s financial statements. The impact of FAS 123(R) on Bancorp during 2006 and beyond will depend upon various factors, among them being Bancorp’s future compensation strategy. The pro forma compensation costs presented in the table below and in prior filings for Bancorp have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. However, Bancorp anticipates using the Black-Scholes option-pricing model for future awards.

As of January 1, 2006, compensation of members of the Board of Directors is paid fifty percent in cash and fifty percent in stock, versus one hundred percent in options as done in prior years. The fair market value of the stock used to calculate the shares to be paid is the average of the closing price of the common stock on the first and the fifteenth day of the third month of the quarter, or the following business day. The total director fees to be paid in stock charged to noninterest expense for the three and six months ended June 30, 2006 was $9,899 and $19,739, respectively. During the quarter ended June 30, 2006, 1,344 shares of stock were issued in payment of prior director fees accrued.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R), reported net loss and per share amounts for 2005 would have been increased to the pro forma amounts shown below:

For the six months ended June 30, 2005

Six Months Ended
June 30, 2005
Net loss as reported	$(176,037)
Add: total stock based employee
compensation expense included in reported net loss	-

Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(123,501)

Pro forma net loss	$(299,538)

Basic loss per share:
As reported	$(0.06)
Pro forma	$(0.10)
Diluted loss per share:
As reported	$(0.06)
Pro forma	$(0.10)

For the three months ended June 30, 2005
Three Months Ended
June 30, 2005
Net loss as reported	$(160,470)
Add: total stock based employee
compensation expense included in reported net loss
net of related tax effects	-

Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(64,571)

Pro forma net loss	$(225,041)

Basic loss per share:
As reported	$(0.05)
Pro forma	$(0.08)
Diluted loss per share:
As reported	$(0.05)
Pro forma	$(0.08)

For the three and six months ended June 30, 2005, common stock equivalents have been excluded from the computation of the pro forma net loss per share because the inclusion of such equivalents is antidilutive.

Stock warrants

Bancorp adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the “Warrant Plans”), under which an aggregate of 77,184 shares of Bancorp’s common stock are reserved for issuance upon the exercise of warrants granted to non-employee directors of Bancorp and the Bank, and certain other individuals involved in the organization of the Bank.

Warrants under the Warrant Plans have a term of ten years. Forty percent of the warrants became exercisable one year from the date of grant, and 30% of the warrants became exercisable at each of the second and third anniversaries from the date of grant.

A summary of the status of the warrants at June 30, 2006 and 2005, and changes during the three months then ended, is as follows.

	2006		2005

		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	77,184	$10.39	77,184	$10.39
Granted	-		-
Exercised	-		-
Terminated	-		-
Outstanding at end of period	77,184	10.39	77,184	10.39

Exercisable at end of period	77,184	$10.39	77,184	$10.39

Note 10. Business Developments

On March 6, 2006, Bancorp opened The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, headquartered in New London, Connecticut. On July 10, 2006, Bancorp opened The Bank of North Haven, a division of The Bank of Southern Connecticut, headquartered in North Haven, Connecticut. Both branches operate as full service banking offices. These openings have broadened Bancorp’s market position and demonstrated enhanced capabilities for increasing total loans and deposits.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon; the customer default; and the value of any existing collateral become worthless. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that Bancorp controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Commitments to extend credit
Future loan commitments	$13,191,000	$3,982,679
Unused lines of credit	15,683,197	8,561,405
Undisbursed construction loans	482,000	437,825
Financial standby letters of credit	3,143,188	1,908,888
	$32,499,385	$14,890,797

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s books at their fair value at inception. The liability related to guarantees recorded at June 30, 2006 and December 31, 2005 was not significant.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion is intended to assist you in understanding the financial condition and results of operations of Bancorp. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2006 and 2005, along with the audited financial statements as of and for the year ended December 31, 2005, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.

Summary

As of June 30, 2006, Bancorp had $97.9 million of total assets, $64.0 million of net loans and $75.1 million of total deposits. Total equity capital at June 30, 2006 was $20.1 million, representing a Tier I Leverage Capital Ratio of 22.30%. Net interest margin for the three and six months ended June 30, 2006 was 5.35% and 5.08%, respectively, compared to 5.17% and 4.98% for the three and six months ended June 30, 2005, respectively. Bancorp had a net loss of $242,408 (or basic and diluted loss per share of $0.08) for the three months ended June 30, 2006, compared to a net loss of $160,470 (or basic and diluted loss per share of $0.05) for the three months ended June 30, 2005. Bancorp had a net loss of $163,515 (or basic and diluted loss per share of $0.06) for the six months ended June 30, 2006, compared to a net loss of $176,037 (or basic and diluted loss per share of $0.06) for the six months ended June 30, 2005. The results for the three and six months ended June 30, 2006 reflect the costs related to the opening of the two new branches.

Critical Accounting Policy

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp’s financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Bancorp has reviewed this critical accounting policy and estimates with the audit committee of the Board of Directors. Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2005, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.

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

Based upon this evaluation, management believes the allowance for loan losses of $939,000 which represents 1.43% of gross loans and 3.11 times nonaccrual loans at June 30, 2006 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $778,000 representing 1.37% of gross loans outstanding and 1.34 times nonaccrual loans.

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

Management considers all non-accrual loans, other loans past due 90 days or more based on contractual terms, and restructured loans to be impaired. In most cases, loan payments that are past due less than 90 days and the related loans are not considered to be impaired. The Bank considers consumer installment loans to be pools of smaller balance homogeneous loans, which are collectively evaluated for impairment.

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

Comparison of Financial Condition as of June 30, 2006 versus December 31, 2005

General

Bancorp’s total assets were $97.9 million at June 30, 2006, an increase of $9.3 million (10.5%) from $88.6 million in assets as of December 31, 2005, due to an increase in net loans of $8.1 million (14.5%). Earning assets, comprised of federal funds sold, short-term investments, securities, and net loans, as of June 30, 2006 were $91.3 million, an increase of $8.6 million (10.4%) from $82.7 million at December 31, 2005.

Investments

Available for sale securities totaled $8.9 million as of June 31, 2006, a decrease of $1.1 million from December 31, 2005. The portfolio is invested in U.S. government sponsored agency and sponsored agency issued mortgage backed securities.

As of June 30, 2006, gross unrealized losses on the available for sale securities portfolio totaled $417,884. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in Bancorp’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and Bancorp will receive all contractual principal and interest related to these investments.

Loans

Net loans receivable increased $8.1 million (14.5%) from $55.9 million at December 31, 2005 to $64.0 million at June 30, 2006. The increase in loans is due to commercial demand in the greater New Haven and New London, Connecticut markets. The increase in the loans receivable portfolio was funded primarily by increased deposits. The ratio of net loans receivable to deposits as of June 30, 2006 was 85%, within Bancorp’s target ratio of net loans receivable to deposits of 80% to 90%. Bancorp’s and the Bank’s Boards of Directors may elect from time to time to review Bancorp’s policy regarding this ratio.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The following represents the activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005:

	For the Period Ended June 30,
	2006	2005
Balance at beginning of period	$778,051	$752,394
Charge-offs	(2,759)	(173,998)
Recoveries	59,453	750
Provision charged to operations	104,475	110,409
Balance at end of period	$939,220	$689,555

Net recoveries (charge-offs) to average loans	0.09%	(0.33%)

Allowance for loan losses to gross loans receivable	1.44%	1.29%

The following is a summary of non-accrual and past due loans:

	June 30, 2006	December 31, 2005
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	302,038	578,826
Total	$302,038	$578,826
% of Total Loans	0.47%	1.02%
% of Total Assets	0.31%	0.65%
Ratio of allowance to nonperforming loans	3.11	1.34

Potential Problem Loans

At June 30, 2006, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
Deposits were $75.1 million at June 30, 2006, an increase of $9.8 million (15.0%) from $65.3 million as of December 31, 2005. Interest bearing checking and money market accounts were $33.7 million at June 30, 2006, an increase of $.5 million (1.5%) from $33.2 million as of December 31, 2005. Time certificates were $15.6 million at June 30, 2006, an increase of $4.3 million, or 38.1% from December 31, 2005. Savings accounts remained flat at $2.7 million from December 31, 2005. Non-interest bearing checking accounts were $23.1 million at June 30, 2006, an increase of $5.0 million, or 27.6% from December 31, 2005. The increase in the total deposit portfolio reflects the ongoing marketing efforts of the Bank. The Bank does not have any brokered deposits.

	June 30, 2006	December 31, 2005
Noninterest bearing deposits	$23,137,094	$18,091,849

Interest bearing deposits
Checking	6,368,547	6,175,953
Money Market	27,355,587	27,001,393
Savings	2,691,246	2,690,236
Total checking, money market & savings	36,415,380	35,867,582

Time Certificates under $100,000	7,619,063	4,498,286
Time Certificates of $100,000 or more	7,960,804	6,821,799
Total time deposits	15,579,867	11,320,085
Total interest bearing deposits	51,995,247	47,187,667
Total deposits	$75,132,341	$65,279,516

Other
Repurchase agreements were $820,075 as of June 30, 2006, a decrease of $543,293 from $1,363,368 (39.8%) as of December 31, 2005, due to normal customer activity.

Results of Operations - Comparison of Results for the Three and Six Months Ended June 30, 2006 and June 30, 2005

General
Bancorp had a net loss of $242,408 and $163,515 for the three months and six months ended June 30, 2006, respectively, versus a net loss of $160,470 and $176,037 for the three and six months ended June 30, 2005, respectively. The results for the six months ended June 30, 2006 reflect the costs related to the opening of two new branches.

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

For the three months ended June 30, 2006, net interest income was $1.1 million versus $1.0 million for the three months ended June 30, 2005, a $100,000 or a 10% increase, as volume and rate increases related to interest earning assets slightly offset similar increases related to interest bearing liabilities. The net increase in average interest earnings asset was comprised of increases in average loans of $7.4 million, decreases in short term investments of $2.2 million, decreases in investments of $2.0 million, and increases in federal funds of $3.0 million. In addition, the yield on all interest earning assets increased due to general increases in market interest rates.

The cost of average interest bearing liabilities was 3.82% for the three months ended June 30, 2006 versus 2.17% for the three months ended June 30, 2005, an increase of 165 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate on interest paid on money market and interest bearing checking deposits increased 201 basis points for the three months ended June 30, 2006 versus the three months ended June 30, 2005. Also, the Bank’s average cost of funds for time deposits increased 129 basis points for the three months ended June 30, 2006 versus the three months ended June 30, 2005.

While the change in the mix of assets and increase in rates resulted in an increase in the average yield on earning assets for the three months ended June 30, 2006, this increase was more than offset by the increase in the cost of interest bearing liabilities. As a result, the interest spread decreased to 3.86% for three months ended June 30, 2006, a decrease of 39 basis points versus the three months ended June 30, 2005. Net interest margin increased to 5.35% for the three months ended June 30, 2006 from 5.17% for the three months ended June 30, 2005, an increase of 18 basis points which largely reflects the change in the mix of assets and increasing rates during 2006.

For the six months ended June 30, 2006, net interest income was $2.2 million versus $2.0 million for the six months ended June 30, 2005, a $200,000 or 10% increase. This was primarily the result of volume increases on interest earning assets, which exceeded volume increases on interest bearing liabilities. The net increase in average interest earnings assets was comprised of increases in average loans of $6.8 million, decreases in short term investments of $2.3 million, decreases in investments of $1.7 million, and increases in federal funds of $1.1 million. In addition, the yield on all interest earning assets increased due to general increases in market interest rates.

The cost of average interest bearing liabilities was 3.67% for the six months ended June 30, 2006 versus 2.09% for the six months ended June 30, 2005, an increase of 158 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate on interest paid on money market and interest bearing checking deposits increased 188 basis points for the six months ended June 30, 2006 versus the six months ended June 30, 2005. Also, the Bank’s average cost of funds for time deposits increased 124 basis points for the six months ended June 30, 2006 versus the six months ended June 30, 2005.

While the change in the mix of assets and increase in rates resulted in an increase in the average yield on earning assets for the six months ended June 30, 2006, this increase was more than offset by the increase in the cost of interest bearing liabilities, due to the increased competition for deposits. As a result, the interest spread decreased to 3.91% for six months ended June 30, 2006, a decrease of 21 basis points versus the six months ended June 30, 2005. Net interest margin increased to 5.38% for the six months ended June 30, 2006 from 4.98% for the six months ended June 30, 2005, an increase of 40 basis points which largely reflects the change in the mix of assets and increasing rates during 2006.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended June 30, 2006 and 2005.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	June 30, 2006			June 30, 2005
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$61,875	$1,389	9.00%	$54,455	$1,088	8.01%	$301
Short-term investments	6,146	69	4.50%	8,255	60	2.92%	9
Investments	9,191	77	3.36%	11,232	86	3.07%	(9)
Federal funds sold	8,533	107	5.03%	5,535	39	2.83%	68
Total interest earning assets	85,745	1,642	7.68%	79,477	1,273	6.42%	369

Cash and due from banks	1,089			785
Premises and equipment, net	4,401			3,304
Allowance for loan losses	(799)			(734)
Other	1,432			1,592
Total assets	$91,868			$84,424

Interest bearing liabilities
Time certificates	$15,285	155	4.07%	$10,669	74	2.78%	81
Savings deposits	2,673	9	1.35%	3,560	11	1.24%	(2)
Money market / checking deposits	31,930	286	3.59%	29,922	118	1.58%	168
Capital lease obligations	1,189	44	14.84%	1,190	43	14.49%	1
Repurchase agreements	1,153	4	1.39%	770	3	1.56%	1

Total interest bearing liabilities	52,230	498	3.82%	46,111	249	2.17%	249

Non-interest bearing deposits	18,830			17,797
Accrued expenses and
other liabilities	507			330
Shareholder's equity	20,301			20,186
Total liabilities and equity	$91,868			$84,424

Net interest income		$1,144			$1,024		$120

Interest spread			3.86%			4.25%
Interest margin			5.35%			5.17%

(1) Includes nonaccruing loans.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the six months ended June 30, 2006 and 2005.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005

		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$59,761	$2,659	8.97%	$52,970	$2,085	7.94%	$574
Short-term investments	6,104	137	4.53%	8,354	102	2.46%	35
Investments	9,607	156	3.27%	11,286	173	3.09%	(17)
Federal funds sold	7,884	182	4.66%	6,823	87	2.57%	95
Total interest earning assets	83,356	3,134	7.58%	79,433	2,447	6.21%	687

Cash and due from banks	1,087			1,048
Premises and equipment, net	4,417			3,682
Allowance for loan losses	(790)			(746)
Other	1,339			1,470
Total assets	$89,409			$84,887

Interest bearing liabilities
Time certificates	$14,340	276	3.88%	$10,391	136	2.64%	140
Savings deposits	2,733	19	1.40%	3,686	24	1.31%	(5)
Money market / checking deposits	30,752	521	3.42%	30,693	234	1.54%	287
Capital lease obligations	1,189	87	14.76%	1,190	86	14.57%	1
Repurchase agreements	1,023	8	1.58%	892	6	1.36%	2

Total interest bearing liabilities	50,037	911	3.67%	46,852	486	2.09%	425

Non-interest bearing deposits	18,548			17,024
Accrued expenses and
other liabilities	484			316
Shareholder's equity	20,340			20,695
Total liabilities and equity	$89,409			$84,887

Net interest income		$2,223			$1,961		$262

Interest spread			3.91%			4.12%
Interest margin			5.38%			4.98%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2006 and 2005 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	June 30, 2006 v. 2005
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$301	$158	$143
Short-term investments	9	(43)	52
Investments	(9)	(49)	40
Federal funds sold	68	28	40
Total interest earning assets	369	94	275

Interest bearing liabilities
Time certificates	81	39	42
Savings deposits	(2)	(7)	5
Money market / checking deposits	168	8	160
Capital lease obligations	1	-	1
Repurchase agreements	1	3	(2)
Total interest bearing liabilities	249	43	206
Net interest income	$120	$51	$69

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the six months ended June 30, 2006 and 2005 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Six months Ended
	June 30, 2006 v. 2005
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$574	$285	$289
Short-term investments	35	(35)	70
Investments	(17)	(41)	24
Federal funds sold	95	15	80
Total interest earning assets	687	224	463

Interest bearing liabilities
Time certificates	140	62	78
Savings deposits	(5)	(9)	4
Money market / checking deposits	287	-	287
Capital lease obligations	1	-	1
Repurchase agreements	2	1	1
Total interest bearing liabilities	425	54	371
Net interest income	$262	$170	$92

Provision for Loan Losses
The $162,507 provision for loan losses for the three months ended June 30, 2006 reflects the increase of the loans receivable portfolio during the quarter and portfolio seasoning. The provision for loan losses for the three months ended June 30, 2005 was $93,409.

The $104,475 provision for loan losses for the six months ended June 30, 2006 reflects both the increase of the loans receivable portfolio during the six month period, and the significant recovery of a $58,032 loan that had previously been charged off. The provision for loan losses for the six months ended June 30, 2005 was $110,409.

Noninterest Income
The $37,164 increase in total noninterest income for the three months ended June 30, 2006 versus the three months ended June 30, 2005 is due to an increase of $36,583 in service charges and fees derived from increases in deposit account balances, deposit account activity and deposit account charges.

The $92,710 increase in total noninterest income for the six months ended June 30, 2006 versus the six months ended June 30, 2005 is due to $51,000 in Small Business Administration (“SBA”) guaranteed loan participation sales gains during the six months ended June 30, 2006 versus $14,000 of such gains during the six months ended June 30, 2005. Through the Bank, Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. The Bank retains the servicing rights of the SBA loans, which generated $37,000 in servicing income during the six months ended June 30, 2006 versus $8,000 during the six months ended June 30, 2005. Noninterest income also reflects a $14,000 prepayment penalty during the six months ended June 30, 2006. Separately, service charges and fees derived from deposits increased by $42,000.

Noninterest Expense
Total noninterest expense was approximately $1.4 million for the three months ended June 30, 2006 versus $1.3 million for the three months ended June 30, 2005, an increase of $100,000, or 8%. The primary factor contributing to the increase in non-interest expense was the opening of The Bank of North Haven, a division of The Bank of Southern Connecticut, which opened on July 10, 2006. During the three months ended June 30, 2006, additional staff was hired to support the new branch, extensive advertising took place to promote the new branch, and branch supplies were purchased.

Total noninterest expense was approximately $2.7 million for the six months ended June 30, 2006 versus $2.3 million for the six months ended June 30, 2005, an increase of $400,000, or 17%. The primary factor contributing to the increase in noninterest expense was the opening of the two new branches, The Bank of Southeastern Connecticut and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut. During the six months ended June 30, 2006, additional staff was hired to support the new branches, extensive advertising took place to promote the new branches, and branch supplies were purchased.

Salaries and benefits for the three months ended June 30, 2006, of $743,128, increased $135,023, or 22%, from the three months ended June 30, 2005. The increase is due to staff compensation and benefits increases in 2006 in comparison to the comparable period a year ago, primarily arising from the hiring of additional personnel for the North Haven branch.

Salaries and benefits for the six months ended June 30, 2006, of $1,426,909, increased $261,372, or 22%, from the six months ended June 30, 2005. The increase is due to staff compensation and benefits increases in 2006 in comparison to the comparable period a year ago, primarily arising from the hiring of additional personnel for the New London and North Haven branches.

Occupancy and equipment for the three months ended June 30, 2006, of $176,422, increased $17,482, or 11%, from the three months ended June 30, 2005, due primarily to the opening of the North Haven branch and the related depreciation of buildings, equipment and furniture, and property taxes.

Occupancy and equipment for the six months ended June 30, 2006, of $335,647, increased $33,368, or 11%, from the six months ended June 30, 2005, due primarily to the opening of the New London and North Haven branches and the related depreciation of buildings, equipment and furniture, and property taxes.

Professional fees for the three months ended June 30, 2006 of $155,545, decreased $32,948, or 18%, from the three months ended June 30, 2005, due primarily to the discontinued use of consultants now that the New London and North Haven branches are operational.

Professional fees for the six months ended June 30, 2006 of $257,213, decreased $25,420, or 9%, from the six months ended June 30, 2005, due primarily to the discontinued use of consultants now that the New London and North Haven branches are operational.

Data processing and other outside services for the three months ended June 30, 2006, increased $7,231, or 9%, from the three months ended June 30, 2005, primarily due to the opening of the North Haven branch.

Data processing and other outside services for the six months ended June 30, 2006, increased $11,722, or 7%, from the six months ended June 30, 2005, primarily due to the opening of the New London and North Haven branches.

Advertising and promotional expense for the three months ended June 30, 2006, increased $23,876, or 46%, from the three months ended June 30, 2005, due to marketing initiatives, primarily related to the opening of the North Haven branch, and the promotion of the Bank’s new online banking product.

Advertising and promotional expense for the six months ended June 30, 2006, increased $40,766, or 51%, from the six months ended June 30, 2006, due to marketing initiatives, primarily related to the opening of the New London and North Haven branches, and the promotion of the Bank’s new online banking product.

Forms, printing, and supplies expense for the three months ended June 30, 2006, increased by $5,856, or 22%, from the three months ended June 30, 2005, primarily due to the printing of forms and the purchasing of supplies for the North Haven branch.

Forms, printing, and supplies expense for the six months ended June 30, 2006, increased by $20,884, or 48%, from the six months ended June 30, 2005, primarily due to the printing of forms and the purchasing of supplies for the New London and North Haven branches.

Off-Balance Sheet Arrangements

See Note 11 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of June 30, 2006 and December 31, 2005 consisted of liquid assets totaling $27.6 million and $26.6 million, respectively. This represents 28.2% and 30.0% of total assets at June 30, 2006 and December 31, 2005, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes Bancorp’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following Table illustrates Bancorp's regulatory capital ratios at:

	June 30,	December 31,
	2006	2005
Tier 1 (Leverage) Capital to Average Assets	22.30%	24.17%
Tier 1 Capital to Risk-Weighted Assets	26.18%	29.17%
Total Capital to Risk-Weighted Assets	27.41%	30.30%

The following Table illustrates the Bank's regulatory capital ratios at:

	June 30,	December 31,
	2006	2005
Tier 1 (Leverage) Capital to Average Assets	18.00%	20.38%
Tier 1 Capital to Risk-Weighted Assets	21.31%	23.96%
Total Capital to Risk-Weighted Assets	22.57%	25.17%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Based on the above ratios, Bancorp is considered to be “well capitalized” under applicable regulations specified by the Federal Reserve. The Bank also is considered to be “well capitalized” under applicable regulations. To be considered “well capitalized” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. The Bank is one of the best-capitalized small community banks in New England.

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

The exposure to interest rate risk is monitored by Senior Management of the Bank and reported quarterly to the Asset and Liability Management Committee and the Board of Directors of the Bank and Bancorp. Management reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk, while maintaining a conservative market risk posture.

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

Based upon an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with the participation of Bancorp’s Chief Executive Officer, its Chief Operating Officer, and its Chief Financial Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures have been effective.

As used herein, “disclosure controls and procedures” mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp’s management, including its principal executive, and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There have not been any changes in Bancorp’s internal controls over financial reporting that occurred during Bancorp’s quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect Bancorp’s internal control over financial reporting.

PART II
Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

In connection with its Annual Meeting of Shareholders, held May 9, 2006 (the “Annual Meeting”), Bancorp solicited by proxy the vote of its shareholders on the following two items: (i) to elect three directors, each for a three-year term; who, along with the directors whose terms did not expire at the 2006 Annual Meetng constitute the full Board of Directors of Bancorp; and (ii) to ratify the appointment of McGladrey & Pullen, LLP as independent accountants for the year ending December 31, 2006.

The following table summarizes the voting for the Board of Directors, each of whom was elected by a plurality of the votes cast:

	For	“Withhold Authority”
Michael M. Ciaburri	2,863,350	28,636
Joshua H. Sandman, Ph.D.	2,862,115	29,871
James D. Wherry	2,859,596	32,390

The names of the other directors of Bancorp whose terms continued after the meeting are:
Carl R. Borrelli; Joseph V. Ciaburri; Elmer F. Laydon; Louis A. Lubrano; Juan Miguel Salas-Romer; and Alphonse F. Spadaro, Jr..

With respect to the ratification of the appointment of McGladrey & Pullen, LLP, as Bancorp’s independent accountants for the fiscal year ended December 31, 2006, the appointment was ratified by Bancorp’s shareholders with 2,866,637 voting “For” the ratification, and 23,226 voting “Against” the ratification.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

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

SOUTHERN CONNECTICUT BANCORP, INC.

	By:	/s/ Joseph V. Ciaburri
Name: Joseph V. Ciaburri
Date: August 11, 2006		Title: Chairman & Chief Executive Officer

	By:	/s/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: August 11, 2006		Title: President & Chief Operating Officer

	By:	/s/ Carlota I. Grate
Name: Carlota I. Grate
Date: August 11, 2006		Title: Senior Vice President & Chief Financial Officer

	By:	/s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: August 11, 2006		Title: Vice President & Chief Accounting Officer

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