Form 10QSB
period 2006-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2006-11-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________

F O R M 10 - QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of November 13, 2006: 2,941,297

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005 (unaudited)
	2006	2005
Assets
Cash and due from banks	$2,719,768	$966,732
Federal funds sold	13,020,000	9,579,000
Short-term investments	5,342,171	6,023,555
Cash and cash equivalents	21,081,939	16,569,287

Available for sale securities, at fair value	9,031,368	9,973,488
Federal Home Loan Bank Stock	66,100	60,000
Loans receivable (net of allowance for loan losses of
$1,091,258 in 2006 and $778,051 in 2005)	70,463,904	55,970,454
Loans held for sale, at fair value	202,364	401,503
Accrued interest receivable	444,015	324,346
Premises and equipment, net	4,457,641	4,457,715
Other assets	936,129	817,441
Total assets	$106,683,460	$88,574,234

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$23,291,018	$18,091,849
Interest bearing deposits	59,407,124	47,187,667
Total deposits	82,698,142	65,279,516

Repurchase agreements	1,979,423	1,363,368
Accrued expenses and other liabilities	634,877	445,295
Capital lease obligations	1,188,410	1,189,212
Total liabilities	86,500,852	68,277,391

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2006 2,940,150; 2005 2,937,525	29,401	29,375
Additional paid-in capital	24,122,447	24,083,638
Accumulated deficit	(3,696,028)	(3,477,576)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(273,212)	(338,594)
Total shareholders' equity	20,182,608	20,296,843

Total liabilities and shareholders' equity	$106,683,460	$88,574,234

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Three Months Ended		Nine Months Ended
	September		September
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$1,502,665	$1,129,347	$4,171,632	$3,232,889
Interest on securities	78,715	87,100	234,879	259,886
Interest on federal funds sold and short-term investments	256,617	116,426	576,095	305,241
Total interest income	1,837,997	1,332,873	4,982,606	3,798,016

Interest Expense
Interest on deposits	516,872	243,894	1,333,285	637,413
Interest on capital lease obligations	43,713	43,329	130,894	129,703
Interest on repurchase agreements	5,484	4,956	13,096	10,615
Total interest expense	566,069	292,179	1,477,275	777,731

Net interest income	1,271,928	1,040,694	3,505,331	3,020,285

Provision for Loan Losses	152,334	26,574	256,809	136,983
Net interest income after
provision for loan losses	1,119,594	1,014,120	3,248,522	2,883,302

Noninterest Income
Service charges and fees	134,410	73,469	353,161	250,074
Gains and fees from sales and referrals of loans	73,012	91,460	124,033	105,703
Other noninterest income	55,201	16,177	172,897	105,563
Total noninterest income	262,623	181,106	650,091	461,340

Noninterest Expense
Salaries and benefits	810,536	597,489	2,237,446	1,763,027
Occupancy and equipment	206,485	151,843	556,766	462,923
Professional services	102,790	135,086	360,001	417,718
Data processing and other outside services	84,201	83,036	257,644	244,759
Advertising and promotional expense	51,098	40,985	171,847	120,967
Forms, printing and supplies	38,847	26,506	103,276	70,052
Other operating expenses	143,197	141,556	430,085	422,508
Total noninterest expense	1,437,154	1,176,501	4,117,065	3,501,954

Net (loss) income	$(54,937)	$18,725	$(218,452)	$(157,312)

Basic (loss) income per share	$(0.02)	$0.01	$(0.07)	$(0.05)
Diluted (loss) income per share	$(0.02)	$0.01	$(0.07)	$(0.05)

Dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2004	2,797,711	$27,977	$24,085,612	$(3,199,126)	$(216,736)	$20,697,727

Comprehensive Loss:
Net Loss	-	-	-	(157,312)	-	(157,312)
Unrealized holding loss on available
for sale securities	-	-	-	-	(94,219)	(94,219)
Total comprehensive loss						(251,531)

5% stock dividend	139,814	1,398	(1,398)	-	-	-

Fractional shares paid in cash	-	-	(576)	-	-	(576)

Balance September 30, 2005	2,937,525	$29,375	$24,083,638	$(3,356,438)	$(310,955)	$20,445,620

Balance December 31, 2005	2,937,525	$29,375	$24,083,638	$(3,477,576)	$(338,594)	$20,296,843

Comprehensive Loss:
Net Loss	-	-	-	(218,452)	-	(218,452)
Unrealized holding gain on available
for sale securities	-	-	-	-	65,382	65,382
Total comprehensive loss						(153,070)

Directors fees settled in common stock	2,625	26	19,117	-	-	19,143
Restricted stock compensation	-	-	2,673	-	-	2,673
Stock option compensation	-	-	17,019	-	-	17,019

Balance September 30, 2006	2,940,150	$29,401	$24,122,447	$(3,696,028)	$(273,212)	$20,182,608

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

Cash Flows From Operations	2006	2005
Net loss	$(218,452)	$(157,312)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and accretion of premiums and discounts on investments, net	(1,420)	(2,096)
Provision for loan losses	256,809	136,983
Share based compensation	38,835	-
Loans originated for sale, net of principal payments received	(958,950)	(993,179)
Proceeds from sales of loans	1,282,122	1,192,383
Gains on sales of loans	(124,033)	(105,703)
Depreciation and amortization	289,896	227,892
Increase in cash surrender value of life insurance	(24,750)	(18,000)
Changes in assets and liabilities:
Decrease in deferred loan fees	(33,666)	(25,048)
Increase in accrued interest receivable	(119,669)	(90,907)
Increase in other assets	(93,938)	(48,932)
Increase in accrued expenses and other liabilities	189,582	152,659
Net cash provided by operating activities	482,366	268,740

Cash Flows From Investing Activities
Principal repayments on available for sale securities	8,922	243,676
Proceeds from maturities of available for sale securities	1,000,000	5,612
Purchases of Federal Home Loan Bank Stock	(6,100)	(12,900)
Net increase in loans receivable	(14,716,593)	(3,546,397)
Purchases of premises and equipment	(289,822)	(1,179,489)
Net cash used in investing activities	(14,003,593)	(4,489,498)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	11,310,992	3,837,554
Net increase in certificates of deposit	6,107,634	1,229,380
Net increase in repurchase agreements	616,055	13,587
Principal payments on capital lease obligations	(802)	(721)
Distribution in cash for fractional share of common stock	-	(576)
Net cash provided by financing activities	18,033,879	5,079,224

Net increase in cash and cash equivalents	4,512,652	858,466

Cash and cash equivalents
Beginning	16,569,287	15,743,882
Ending	$21,081,939	$16,602,348

(continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2006 and 2005 (unaudited)

	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,455,308	$759,699

Income taxes	$-	$-

Supplemental disclosures of noncash investing activities:
Unrealized holding gains (losses) on available for sale securities arising
during the period	$65,382	$(94,219)

Transfer of Loans Held for Sale to Loans Receivable	$(86,884)	$-

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

Southern Connecticut Bancorp, Inc. (“Bancorp”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving the greater New Haven and greater New London markets, as well as the approximately 62 miles of coastal towns and communities located between these two cities and extending to Rhode Island. Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut. The Bank operates through five offices, four of which are located in the greater New Haven area, including the main office in downtown New Haven, a branch in the Westville/Amity section of New Haven, a branch in Branford, Connecticut, a branch in North Haven, Connecticut, as well as a branch in New London, Connecticut. The New London branch, which opened March 6, 2006, is the headquarters of The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut. The North Haven branch, which opened July 10, 2006, is the headquarters of The Bank of North Haven, a division of The Bank of Southern Connecticut. Bancorp owns a property in Clinton, Connecticut that is suitable for a branch location. A portion of the property has been rented. Management has listed the Clinton property for sale with a local commercial real estate broker since it no longer intends to open a branch at that location. The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the greater New Haven and greater New London markets. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

Note 2.  Basis of Financial Statement Presentation

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements of Bancorp at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2005, filed with the Securities and Exchange Commission on Form 10-KSB on March 22, 2006.

The accompanying unaudited consolidated financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on 2005 net income. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values of available for sale securities at September 30, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2006	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$9,199,143	$-	$(270,587)	$8,928,556
Mortgage Backed Securities	105,437	-	(2,625)	102,812
	$9,304,580	$-	$(273,212)	$9,031,368

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$10,197,667	$-	$(337,415)	$9,860,252
Mortgage Backed Securities	114,415	-	(1,179)	113,236
	$10,312,082	$-	$(338,594)	$9,973,488

At September 30, 2006, gross unrealized holding losses on available for sale securities totaled $273,212. All such unrealized losses have existed for a period of twelve months or longer. Management does not believe that any of the unrealized losses as of September 30, 2006 are other than temporary, as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity, if necessary, and expects to receive all contractual principal and interest related to these investments.

At December 31, 2005, gross unrealized holding losses on available for sale securities totaled $338,594. Of the securities with unrealized losses, the total unrealized losses on securities that existed for a period of twelve months or longer amounted to $287,729.

Note 4. Loans Receivable

A summary of Bancorp’s loan portfolio at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005

Commercial loans secured by real estate	$31,595,755	$26,724,972
Commercial loans	34,645,539	25,941,601
Construction and land loans	3,609,179	2,573,809
Residential mortgage loans	151,039	155,909
Consumer home equity loans	810,167	750,114
Consumer installment loans	814,786	707,069
Total loans	71,626,465	56,853,474
Net deferred loan fees	(71,303)	(104,969)
Allowance for loan losses	(1,091,258)	(778,051)
Loans receivable, net	$70,463,904	$55,970,454

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005:

	For the Period Ended September 30,
	2006	2005
Balance at beginning of period	$778,051	$752,394
Charge-offs	(3,643)	(185,851)
Recoveries	60,041	1,097
Provision charged to operations	256,809	136,983
Balance at end of period	$1,091,258	$704,623

Net recoveries (charge-offs) to average loans	0.09%	(0.35%)

The following is a summary of non-accrual and past due loans:

	September 30, 2006	December 31, 2005
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	518,998	578,826
Total nonperforming loans	$518,998	$578,826
% of Total Loans	0.73%	1.02%
% of Total Assets	0.49%	0.65%
Ratio of allowance for loan losses to nonperforming loans	2.10	1.34

Note 5.  Deposits

At September 30, 2006 and December 31, 2005, deposits consisted of the following:

	September 30, 2006	December 31, 2005
Noninterest bearing deposits	$23,291,018	$18,091,849

Interest bearing deposits
Checking	3,152,208	6,175,953
Money Market	36,177,310	27,001,393
Savings	2,649,887	2,690,236
Total checking, money market & savings	41,979,405	35,867,582

Time Certificates under $100,000	8,656,628	4,498,286
Time Certificates of $100,000 or more	8,771,091	6,821,799
Total time deposits	17,427,719	11,320,085
Total interest bearing deposits	59,407,124	47,187,667
Total deposits	$82,698,142	$65,279,516

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At September 30, 2006, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at September 30, 2006.

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

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share. The following is information about the computation of income (loss) per share for the three and nine month periods ended September 30, 2006 and 2005.

Income (Loss) per Share

Three Months Ended September 30,
	2006			2005
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) Income available to common shareholders	$(54,937)	2,939,593	$(0.02)	$18,725	2,937,596	$0.01
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	16,982	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholders plus assumed conversions	$(54,937)	2,939,593	$(0.02)	$18,725	2,954,578	$0.01

Nine Months Ended September 30,

	2006			2005
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(218,452)	2,938,419	$(0.07)	$(157,312)	2,937,596	$(0.05)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(218,452)	2,938,419	$(0.07)	$(157,312)	2,937,596	$(0.05)

For the three and nine months ended September 30, 2006 and the nine months ended September 30, 2005, common stock equivalents have been excluded from the computation of the net loss per share because the inclusion of such equivalents is antidilutive.

Note 8. Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Nine Months Ended
	September 30, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$65,382	$-	$65,382

Reclassification adjustment for amounts
recognized in net loss	-	-	-

Unrealized holding gains on available for sale
securities	$65,382	$-	$65,382

	Nine Months Ended
	September 30, 2005
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(94,219)	$-	($94,219)

Reclassification adjustment for amounts
recognized in net loss	-	-	-

Unrealized holding losses on available for sale
securities	$(94,219)	$-	$(94,219)

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

A summary of the status of stock options at September 30, 2006 and changes during the nine months then ended is as follows:

	2006
			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	431,068	$8.03
Granted	50,400	7.42
Exercised	-
Forfeited	(20,845)	8.03
Outstanding at end of period	460,623	7.91	7.4	$18,717

Vested or expected to vest at
the end of period	447,423	$7.97	7.4	$13,776

Exercisable at end of period	410,623	$7.97	7.1	$18,717

Weighted-average fair value per option
of options granted during the period	$3.47

The weighted-average fair value per option of options granted during the nine month period ended September 30, 2005 was $2.76.

The fair value of options granted in the nine months ended September 30, 2006 and 2005 was estimated at the grant date using the Black-Sholes option-pricing model with the following assumptions:

	2006	2005
Dividend rate	-	-
Risk free interest rate	5.11% to 5.18%	3.80% to 4.39%
Expected term (in years)	9 Years	8 Years
Weighted-average volatility	26%	20%
Expected volatility	26%	20%

A summary of the status of the Company's nonvested options at September 30, 2006 and changes during the nine months then ended is as follows:

	2006
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	-	$-
Granted	50,400	3.46
Vested	(400)	2.53
Forfeited	-	-
Outstanding at end of period	50,000	3.47

A summary of the status of the Company's nonvested shares related to restricted stock at September 30, 2006 and changes during the nine months then ended is as follows:

2006
Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning
of the period	-	$-
Granted	2,500	7.48
Vested	-
Forfeited	-
Nonvested restricted stock at end of the period	2,500	7.48

As of September 30, 2006, there was $110,657 of total unrecognized compensation cost related to nonvested options granted under the option plans and $15,151 of total unrecognized compensation related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.7 years. During the three and nine months ended September 30, 2006, $17,019 for options and $2,673 for restricted stock was recognized as compensation cost.

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

As of January 1, 2006, compensation of members of the Board of Directors is paid fifty percent in cash and fifty percent in stock, versus one hundred percent in options as done in prior years. The fair market value of the stock used to calculate the shares to be paid is the average of the closing price of the common stock on the first and the fifteenth day of the third month of the quarter, or the following business day. The total director fees to be paid in stock charged to noninterest expense for the three and nine months ended September 30, 2006 was $8,345 and $28,084, respectively. During the nine months ended September 30, 2006, 2,625 shares of stock were issued in payment of director fees accrued.

Had compensation cost for issuance of such options and warrants been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R), reported net (loss) income and per share amounts for 2005 would have been changed to the pro forma amounts shown below:

For the nine months ended September 30, 2005

Nine Months Ended
September 30, 2005
Net loss as reported	$(157,312)
Add: total stock based employee
compensation expense included in reported net loss	-

Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(194,501)

Pro forma net loss	$(351,813)

Basic loss per share:
As reported	$(0.05)
Pro forma	$(0.12)
Diluted loss per share:
As reported	$(0.05)
Pro forma	$(0.12)

For the three months ended September 30, 2005
Three Months Ended
September 30, 2005
Net income as reported	$18,725
Add: total stock based employee
compensation expense included in reported net income
net of related tax effects	-

Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(70,640)

Pro forma net loss	$(51,915)

Basic income (loss) per share:
As reported	$0.01
Pro forma	$(0.02)
Diluted income (loss) per share:
As reported	$0.01
Pro forma	$(0.02)

For the nine months ended September 30, 2005, common stock equivalents have been excluded from the computation of the proforma net loss per share because the inclusion of such equivalents is antidilutive.

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

A summary of the status of the warrants at September 30, 2006 and 2005, and changes during the nine months then ended, is as follows:

	2006		2005

		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	77,184	$10.39	77,184	$10.39
Granted	-		-
Exercised	-		-
Terminated	-		-
Outstanding at end of period	77,184	10.39	77,184	10.39

Exercisable at end of period	77,184	$10.39	77,184	$10.39

Note 10. Business Developments

On March 6, 2006, Bancorp opened The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, headquartered in New London, Connecticut. On July 10, 2006, Bancorp opened The Bank of North Haven, a division of The Bank of Southern Connecticut, headquartered in North Haven, Connecticut. Both branches operate as full service banking offices. These openings have broadened Bancorp’s market position and demonstrated enhanced capabilities for increasing total loans and deposits. On July 21, 2006 and August 4, 2006, Bancorp launched a new online banking product for its retail and business customers, respectively. This new product will allow all of Bancorp’s customers to have access to their accounts 24 hours a day, 7 days a week, further enabling Bancorp to expand its deposit base.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Commitments to extend credit
Future loan commitments	$7,496,750	$3,982,679
Unused lines of credit	21,709,262	8,561,405
Undisbursed construction loans	250,000	437,825
Financial standby letters of credit	3,100,188	1,908,888
	$32,556,200	$14,890,797

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s books at their fair value at inception. The liability related to guarantees recorded at September 30, 2006 and December 31, 2005 was not significant.

Note 12. Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157 (“FASB 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FASB 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FASB 157 is effective for fiscal years beginning after November 15, 2007. Bancorp does not believe the adoption of FASB 157 will have a material impact on its statement of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes” (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Bancorp has not yet completed the process of evaluating what effect, if any, the adoption of FIN 48 will have on its consolidated statement of operations or financial position.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion is intended to assist you in understanding the financial condition and results of operations of Bancorp. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2006 and 2005, along with the audited financial statements as of and for the year ended December 31, 2005, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.

Summary

As of September 30, 2006, Bancorp had $106.7 million of total assets, $70.5 million of net loans and $82.7 million of total deposits. Total equity capital at September 30, 2006 was $20.2 million, representing a Tier I Leverage Capital Ratio of 20.40%. Net interest margin for the three and nine months ended September 30, 2006 was 5.35% and 5.38%, respectively, compared to 5.19% and 5.08% for the three and nine months ended September 30, 2005, respectively. Bancorp had a net loss of $54,937 (or basic and diluted loss per share of $0.02) for the three months ended September 30, 2006, compared to net income of $18,725 (or basic and diluted income per share of $0.01) for the three months ended September 30, 2005. Bancorp had a net loss of $218,452 (or basic and diluted loss per share of $0.07) for the nine months ended September 30, 2006, compared to a net loss of $157,312 (or basic and diluted loss per share of $0.05) for the nine months ended September 30, 2005. The results for the three and nine months ended September 30, 2006 reflect the costs related to the opening of the two new branches and the launching of the new online banking product.

Critical Accounting Policy

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp’s financial condition and results of operations and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Bancorp has reviewed this critical accounting policy and estimates with the audit committee of the Board of Directors. Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2005, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified loss, doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $1,091,000 which represents 1.52% of gross loans and 2.10 times nonaccrual loans at September 30, 2006 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $778,000 representing 1.37% of gross loans outstanding and 1.34 times nonaccrual loans.

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

Comparison of Financial Condition as of September 30, 2006 versus December 31, 2005

General
Bancorp’s total assets were $106.7 million at September 30, 2006, an increase of $18.1 million (20.4%) from $88.6 million in assets as of December 31, 2005, due mainly to an increase in net loans of $14.5 million (25.9%). Earning assets, comprised of federal funds sold, short-term investments, securities, and gross loans, as of September 30, 2006, were $99.2 million, an increase of $16.4 million (19.8%) from $82.8 million at December 31, 2005.

Investments
Available for sale securities totaled $9.0 million as of September 30, 2006, a decrease of $1.0 million from December 31, 2005. The portfolio is invested in U.S. government sponsored agency debt and mortgage backed securities.

As of September 30, 2006, gross unrealized losses on the available for sale securities portfolio totaled $273,000. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in Bancorp’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and Bancorp will receive all contractual principal and interest related to these investments.

Loans
Net loans receivable increased $14.5 million (25.9%) from $56.0 million at December 31, 2005 to $70.5 million at September 30, 2006. During the month ended September 30, 2006, gross loans increased $7.1 million. During the nine months ended September 30, 2006, seven SBA loans were closed totaling $1.4 million, of which five were sold totaling $1.3 million. The increase in loans is due to commercial demand in the greater New Haven and New London, Connecticut markets. The increase in the loans receivable portfolio was funded primarily by increased deposits. The ratio of net loans receivable to deposits as of September 30, 2006 was 85.2%, within Bancorp’s target ratio of net loans receivable to deposits of 80% to 90%. Bancorp’s and the Bank’s Boards of Directors may elect from time to time to review Bancorp’s policy regarding this ratio.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005:

	For the Period Ended September 30,
	2006	2005
Balance at beginning of period	$778,051	$752,394
Charge-offs	(3,643)	(185,851)
Recoveries	60,041	1,097
Provision charged to operations	256,809	136,983
Balance at end of period	$1,091,258	$704,623

Net recoveries (charge-offs) to average loans	0.09%	(0.35%)

Allowance for loan losses to gross loans receivable	1.52%	1.30%

The following is a summary of non-accrual and past due loans:

	September 30, 2006	December 31, 2005
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	518,998	578,826
Total nonperforming loans	$518,998	$578,826
% of Total Loans	0.73%	1.02%
% of Total Assets	0.49%	0.65%
Ratio of allowance for loan losses to nonperforming loans	2.10	1.34

Potential Problem Loans
In addition to the nonperforming assets, there was one loan in the amount of $81,000 at September 30, 2006, for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. This loan is classified for regulatory purposes as substandard and reflects the distinct possibility, but not probability, that Bancorp will not be able to collect all amounts due according to the contractual terms of the loan agreement. Although this loan has been identified as a potential problem loan, it may never become nonperforming. Additionally, business assets serve as collateral for this loan, thus reducing the potential for loss should it become nonperforming. Potential problem loans are considered in the determination of the adequacy of the allowance for loan losses. See discussion regarding allowance for loan losses.

Deposits
Deposits were $82.7 million at September 30, 2006, an increase of $17.4 million (26.7%) from $65.3 million as of December 31, 2005. Interest bearing checking and money market accounts were $39.3 million at September 30, 2006, an increase of $6.1 million (18.4%) from $33.2 million as of December 31, 2005. Time certificates were $17.4 million at September 30, 2006, an increase of $6.1 million, or 54.0% from December 31, 2005. Savings accounts were $2.6 million at September 30, 2006, a decrease of $.1 million from December 31, 2005. Non-interest bearing checking accounts were $23.3 million at September 30, 2006, an increase of $5.2 million, or 28.7% from December 31, 2005. The increase in the total deposit portfolio reflects the ongoing marketing efforts of the Bank. The Bank does not have any brokered deposits.
	September 30, 2006	December 31, 2005
Noninterest bearing deposits	$23,291,018	$18,091,849

Interest bearing deposits
Checking	3,152,208	6,175,953
Money Market	36,177,310	27,001,393
Savings	2,649,887	2,690,236
Total checking, money market & savings	41,979,405	35,867,582

Time Certificates under $100,000	8,656,628	4,498,286
Time Certificates of $100,000 or more	8,771,091	6,821,799
Total time deposits	17,427,719	11,320,085
Total interest bearing deposits	59,407,124	47,187,667
Total deposits	$82,698,142	$65,279,516

Other
Repurchase agreements were $2.0 million as of September 30, 2006, an increase of $.6 million from $1.4 million (42.9%) as of December 31, 2005, due to normal fluctuation in these types of accounts.

Results of Operations - Comparison of Results for the Three and Nine Months Ended September 30, 2006 and September 30, 2005

General
Bancorp had a net loss of $54,937 and $218,452 for the three months and nine months ended September 30, 2006, respectively, versus net income of $18,725 and a net loss of $157,312 for the three and nine months ended September 30, 2005, respectively. The results for the three and nine months ended September 30, 2006 reflect the costs related to the opening of the two new branches and the launching of the new online banking product.

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

For the three months ended September 30, 2006, net interest income was $1.3 million versus $1.0 million for the three months ended September 30, 2005, a 30.0% increase. This was primarily the result of increases in average earning assets of $14.8 million as well as rate increases related to interest earning assets, net of the increased volume and cost of funds on interest bearing liabilities. The net increase in average interest earnings assets was comprised of increases in average loans of $11.3 million, decreases in average short term investments of $2.3 million, decreases in average investments of $2.2 million, and increases in average federal funds of $8.0 million. In addition, the yield on interest earning assets increased due to general increases in market interest rates.

The cost of average interest bearing liabilities was 3.89% for the three months ended September 30, 2006 versus 2.44% for the three months ended September 30, 2005, an increase of 145 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate of interest paid on money market and interest bearing checking deposits increased 162 basis points for the three months ended September 30, 2006 versus the three months ended September 30, 2005. In addition, the Bank’s average cost of funds for time deposits increased 142 basis points for the three months ended September 30, 2006 versus the three months ended September 30, 2005.

While the change in the mix of assets and increase in rates resulted in an increase in the average yield on earning assets for the three months ended September 30, 2006, this increase was more than offset by the increase in the cost of interest bearing liabilities. As a result, the interest spread decreased to 3.84% for three months ended September 30, 2006, a decrease of 37 basis points versus the three months ended September 30, 2005. Net interest margin increased to 5.35% for the three months ended September 30, 2006 from 5.19% for the three months ended September 30, 2005, an increase of 16 basis points which largely reflects the change in the mix of assets and increasing rates during 2006.

For the nine months ended September 30, 2006, net interest income was $3.5 million versus $3.0 million for the nine months ended September 30, 2005, a $.5 million or 16.7% increase. This was primarily the result of increases in average earning assets of $7.6 million and yield increases, net of the increased volume and cost of funds on interest bearing liabilities. The net increase in average interest earnings assets was comprised of increases in average loans of $8.3 million, decreases in average short term investments of $2.2 million, decreases in average investments of $1.9 million, and increases in average federal funds of $3.4 million. In addition, the yield on all interest earning assets increased due to general increases in market interest rates.

The cost of average interest bearing liabilities was 3.75% for the nine months ended September 30, 2006 versus 2.21%, for the nine months ended September 30, 2005, an increase of 154 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate on interest paid on money market and interest bearing checking deposits increased 179 basis points for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. Also, the Bank’s average cost of funds for time deposits increased 131 basis points for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

While the change in the mix of assets and increase in rates resulted in an increase in the average yield on earning assets for the nine months ended September 30, 2006, this increase was more than offset by the increase in the cost of interest bearing liabilities, due to the increased competition for deposits and higher market rates. As a result, the interest spread decreased to 3.90% for nine months ended September 30, 2006, a decrease of 27 basis points versus the nine months ended September 30, 2005. Net interest margin increased to 5.38% for the nine months ended September 30, 2006 from 5.08% for the nine months ended September 30, 2005, an increase of 30 basis points which largely reflects the change in the mix of assets and increasing rates during 2006.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended September 30, 2006 and 2005.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	September 30, 2006			September 30, 2005
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$65,665	$1,503	9.08%	$54,316	$1,129	8.25%	$374
Short-term investments	5,459	79	5.74%	7,784	65	3.31%	14
Investments	9,014	69	3.04%	11,198	87	3.08%	(18)
Federal funds sold	14,214	187	5.22%	6,220	52	3.32%	135
Total interest earning assets	94,352	1,838	7.73%	79,518	1,333	6.65%	505

Cash and due from banks	1,055			982
Premises and equipment, net	4,466			4,483
Allowance for loan losses	(939)			(690)
Other	1,324			1,161
Total assets	$100,258			$85,454

Interest bearing liabilities
Time certificates	$16,589	181	4.33%	$9,397	69	2.91%	112
Savings deposits	2,686	9	1.33%	3,224	12	1.48%	(3)
Money market / checking deposits	35,826	327	3.62%	32,286	163	2.00%	164
Capital lease obligations	1,189	44	14.68%	1,190	43	14.34%	1
Repurchase agreements	1,450	5	1.37%	1,311	5	1.51%	-
Total interest bearing liabilities	57,740	566	3.89%	47,408	292	2.44%	274

Non-interest bearing deposits	21,682			17,146
Accrued expenses and
other liabilities	618			362
Shareholder's equity	20,218			20,538
Total liabilities and equity	$100,258			$85,454

Net interest income		$1,272			$1,041		$231

Interest spread			3.84%			4.21%
Interest margin			5.35%			5.19%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended September 30, 2006 and 2005 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	September 30, 2006 v. 2005
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$374	$252	$122
Short-term investments	14	(49)	63
Investments	(18)	(17)	(1)
Federal funds sold	135	93	42
Total interest earning assets	505	279	226

Interest bearing liabilities
Time certificates	112	68	44
Savings deposits	(3)	(2)	(1)
Money market / checking deposits	164	20	144
Capital lease obligations	1	-	1
Repurchase agreements	-	2	(2)
Total interest bearing liabilities	274	88	186
Net interest income	$231	$191	$40

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the nine months ended September 30, 2006 and 2005.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005

		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$61,812	$4,171	9.02%	$53,494	$3,233	8.08%	$938
Short-term investments	5,887	207	4.70%	8,162	166	2.72%	41
Investments	9,407	235	3.34%	11,257	260	3.09%	(25)
Federal funds sold	10,017	369	4.93%	6,620	139	2.81%	230
Total interest earning assets	87,123	4,982	7.65%	79,533	3,798	6.38%	1,184

Cash and due from banks	1,076			861
Premises and equipment, net	4,434			4,020
Allowance for loan losses	(840)			(727)
Other	1,272			1,294
Total assets	$93,065			$84,981

Interest bearing liabilities
Time certificates	$15,098	457	4.05%	$10,056	206	2.74%	251
Savings deposits	2,717	28	1.38%	3,530	36	1.36%	(8)
Money market / checking deposits	32,463	848	3.49%	31,230	396	1.70%	452
Capital lease obligations	1,189	131	14.73%	1,190	130	14.61%	1
Repurchase agreements	1,167	13	1.49%	1,033	10	1.29%	3
Total interest bearing liabilities	52,634	1,477	3.75%	47,039	778	2.21%	699

Non-interest bearing deposits	19,604			16,900
Accrued expenses and
other liabilities	528			326
Shareholder's equity	20,299			20,716
Total liabilities and equity	$93,065			$84,981

Net interest income		$3,505			$3,020		$485

Interest spread			3.90%			4.17%
Interest margin			5.38%			5.08%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2006 and 2005 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Nine months Ended
	September 30, 2006 v. 2005
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$938	$536	$402
Short-term investments	41	(46)	87
Investments	(25)	(54)	29
Federal funds sold	230	93	137
Total interest earning assets	1,184	529	655

Interest bearing liabilities
Time certificates	251	128	123
Savings deposits	(8)	(9)	1
Money market / checking deposits	452	16	436
Capital lease obligations	1	-	1
Repurchase agreements	3	1	2
Total interest bearing liabilities	699	136	563
Net interest income	$485	$393	$92

Provision for Loan Losses

For the three months ended September 30, 2006, the provision for loan losses was $152,334 versus $26,574 for the three months ended September 30, 2005, a $125,760, or 473.2% increase. The $152,334 provision for loan losses for the three months ended September 30, 2006 reflects the increase of $6.4 million in the loans receivable portfolio during the quarter, and an increase in the reserves related to classified loans.

For the nine months ended September 30, 2006, the provision for loan losses was $256,809 versus $136,983 for the nine months ended September 30, 2005, a $119,826, or 87.5%, increase. The $256,809 provision for loan losses for the nine months ended September 30, 2006 reflects the increase of $14.5 million in the loans receivable portfolio during the period, and an increase in the reserves related to classified loans.

Noninterest Income
The $81,517 increase in total noninterest income for the three months ended September 30, 2006 versus the three months ended September 30, 2005 is primarily due to an increase of $60,941 in service charges and fees derived from increases in deposit account balances, deposit account activity, and deposit account charges.

The $188,751 increase in total noninterest income for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 is primarily due to an increase of $103,087 in service charges and fees derived from increases in deposit account balances, deposit account activity, and deposit account charges. Noninterest income also increased $18,330 to $124,033 due to Small Business Administration (“SBA”) guaranteed loan participation sales gains recognized during the nine months ended September 30, 2006, versus the nine months ended September 30, 2005. Through the Bank, Bancorp intends to continue to originate SBA guaranteed loans in the future and expects to continue to earn income from SBA loan participation sales and referrals. The Bank retains the servicing rights to the SBA loans, which generated an increase in servicing income during the nine months ended September 30, 2006 of $60,880 to $52,743 versus the nine months ended September 30, 2005. Noninterest income also reflects a $14,000 prepayment penalty during the nine months ended September 30, 2006.

Noninterest Expense
Total noninterest expense was $1.4 million for the three months ended September 30, 2006 versus $1.2 million for the three months ended September 30, 2005, an increase of $.2 million, or 16.7%. The primary factor contributing to the increase in noninterest expense was the opening of the two new branches, The Bank of Southeastern Connecticut and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut. During the three months ended September 30, 2006, additional staff was hired to support the new branches, extensive advertising took place to promote the new branches, branch supplies were purchased, and occupancy expenses were incurred. Additionally, during the three months ended September 30, 2006, Bancorp launched a new online banking product for its retail and business customers.

Total noninterest expense was $4.1 million for the nine months ended September 30, 2006 versus $3.5 million for the nine months ended September 30, 2005, an increase of $.6 million, or 17.1%. The primary factor contributing to the increase in noninterest expense was the opening of the two new branches, The Bank of Southeastern Connecticut and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut. During the nine months ended September 30, 2006, additional staff was hired to support the new branches, extensive advertising took place to promote the new branches, branch supplies were purchased, and occupancy expenses were incurred. Additionally, during the nine months ended September 30, 2006, Bancorp launched a new online banking product for its retail and business customers.

Salaries and benefits for the three months ended September 30, 2006, of $810,536, increased $213,047, or 35.7%, from the three months ended September 30, 2005. The increase is due to staff compensation and benefits increases in 2006 in comparison to the comparable period a year ago, primarily arising from the hiring of additional personnel for the New London and North Haven branches.

Salaries and benefits for the nine months ended September 30, 2006, of $2,237,446, increased $474,419, or 26.9%, from the nine months ended September 30, 2005. The increase is due to staff compensation and benefits increases in 2006 in comparison to the comparable period a year ago, primarily arising from the hiring of additional personnel for the New London and North Haven branches.

Occupancy and equipment for the three months ended September 30, 2006, of $206,485, increased $54,642, or 36.0%, from the three months ended September 30, 2005, due primarily to the opening of the New London and North Haven branches and the related depreciation of buildings, equipment and furniture, and property taxes.

Occupancy and equipment for the nine months ended September 30, 2006, of $556,766, increased $93,843, or 20.3%, from the nine months ended September 30, 2005, due primarily to the opening of the New London and North Haven branches and the related depreciation of buildings, equipment and furniture, and property taxes.

Professional fees for the three months ended September 30, 2006 of $102,790, decreased $32,296, or 23.9%, from the three months ended September 30, 2005, due primarily to the discontinued use of consultants now that the New London and North Haven branches are operational.

Professional fees for the nine months ended September 30, 2006 of $360,001, decreased $57,717, or 13.8%, from the nine months ended September 30, 2005, due primarily to the discontinued use of consultants now that the New London and North Haven branches are operational.

Data processing and other outside services for the three months ended September 30, 2006, increased $1,165 or 1.4%, from the three months ended September 30, 2005, primarily due to the opening of the New London and North Haven branches.

Data processing and other outside services for the nine months ended September 30, 2006, increased $12,885, or 5.3%, from the nine months ended September 30, 2005, primarily due to the opening of the New London and North Haven branches.

Advertising and promotional expense for the three months ended September 30, 2006, increased $10,113, or 24.7%, from the three months ended September 30, 2005, due to marketing initiatives, primarily related to the opening of the New London and North Haven branches, and the promotion of the Bank’s new online banking product.

Advertising and promotional expense for the nine months ended September 30, 2006, increased $50,880, or 42.1%, from the nine months ended September 30, 2006, due to marketing initiatives, primarily related to the opening of the New London and North Haven branches, and the promotion of the Bank’s new online banking product.

Forms, printing, and supplies expense for the three months ended September 30, 2006, increased by $12,341 or 46.6%, from the three months ended September 30, 2005, primarily due to the printing of forms and the purchasing of supplies for the New London and North Haven branches.

Forms, printing, and supplies expense for the nine months ended September 30, 2006, increased by $33,224 or 47.4%, from the nine months ended September 30, 2005, primarily due to the printing of forms and the purchasing of supplies for the New London and North Haven branches.

Off-Balance Sheet Arrangements

See Note 11 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets have sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of September 30, 2006 and December 31, 2005 consisted of liquid assets totaling $30.1 million and $26.6 million, respectively. This represents 28.2% and 30.0% of total assets at September 30, 2006 and December 31, 2005, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes Bancorp’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following Table illustrates Bancorp's regulatory capital ratios at:

	September 30,	December 31,
	2006	2005
Tier 1 (Leverage) Capital to Average Assets	20.40%	24.17%
Tier 1 Capital to Risk-Weighted Assets	23.83%	29.17%
Total Capital to Risk-Weighted Assets	25.09%	30.30%

The following Table illustrates the Bank's regulatory capital ratios at:

	September 30,	December 31,
	2006	2005
Tier 1 (Leverage) Capital to Average Assets	17.30%	20.38%
Tier 1 Capital to Risk-Weighted Assets	20.29%	23.96%
Total Capital to Risk-Weighted Assets	21.54%	25.17%

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of Bancorp that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There have not been any changes in Bancorp’s internal controls over financial reporting that occurred during Bancorp’s quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect Bancorp’s internal control over financial reporting.

PART II
Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ Joseph V. Ciaburri
Name: Joseph V. Ciaburri
Date: November 13, 2006	Title: Chairman & Chief Executive Officer

By: /s/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: November 13, 2006	Title: President & Chief Operating Officer

By: /s/ Carlota I. Grate
Name: Carlota I. Grate
Date: November 13, 2006	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: November 13, 2006	Title: Vice President & Chief Accounting Officer

Exhibit Index
No.	Description

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