Form 10KSB
period 2006-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2007-03-28
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M 10 - KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006.

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

Yes __X    No _____

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
Yes_____ No _X_

State issuer's revenue for its most recent fiscal year: $7,884,190

Aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant as of March 13, 2007: $20,087,098.

State the number of shares outstanding of each of the issuer’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 28, 2007: 2,942,219

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB, are incorporated by reference into Part III of this report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes _____; No__X__

PART I

Item 1. Description of Business.

Background

Southern Connecticut Bancorp (“Bancorp”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving the greater New Haven and greater New London markets, as well as approximately 62 miles of coastal towns and communities located between these two cities and extending to Rhode Island (the “Southern Connecticut Market”). As of December 31, 2006, Bancorp had consolidated total assets of $124.3 million, net loans of $75.3 million, and total deposits of $101.3 million. Net interest margin for the year ended December 31, 2006 was 5.27%.

Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut, (the “Bank”) a Connecticut-chartered bank with its headquarters in New Haven, Connecticut. The Bank commenced operations on October 1, 2001. The Bank operates five branches through three “brand” names. The Bank of Southern Connecticut is headquartered in New Haven, Connecticut with branch offices in the Amity/Westville section of New Haven and in Branford, Connecticut, just east of New Haven. The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, opened March 6, 2006, and is headquartered in New London, Connecticut. The Bank of North Haven, a division of The Bank of Southern Connecticut, opened July 10, 2006, and is headquartered in North Haven, Connecticut. Each division is marketed as an independent entity and is staffed with senior executives who take an active role in community affairs.

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the greater New Haven and New London markets. The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million. The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

Southern Connecticut Market

 The Bank serves the Southern Connecticut Market, which is comprised of the communities located in the New Haven, Middlesex, and New London Counties along the coast of Long Island Sound, and communities bordering or economically linked to these counties. The Southern Connecticut Market is located in the center of, and is a critical component of, the commercial activity of the northeast corridor in New England. The market focus resides in the busy transportation and commercial area between New York City to the south, Hartford to the north, Providence to the east, and Boston to the northeast. The diversified economic base of this market region includes pharmaceutical, advanced manufacturing, healthcare, defense, technology, service and energy companies, as well as Connecticut’s leading port. The region is also one of New England’s most popular tourist destinations, featuring popular shoreline and heritage sites. Additionally, New England’s largest casinos, Foxwoods and the Mohegan Sun, are located in the region. In addition, the Bank’s headquarters is located in downtown New Haven, in the area of Yale University’s campus.

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

•
Employing qualified and experienced banking professionals. Bancorp and the Bank seek to continue to hire and retain highly experienced and qualified local commercial lenders and other banking professionals with successful track records and established relationships with small to medium-sized businesses in targeted market areas. The experience and expertise of these individuals serves to enhance the Bank’s image within the communities it serves, thereby increasing the Bank’s business.

•
Leveraging personal relationships and community involvement. The directors, officers and senior employees of Bancorp and the Bank have extensive personal contacts, business relationships and involvement in communities in which they live and work and which the Bank serves. By building on and leveraging these relationships and community involvement, management believes that the Bank has generated and will continue to generate enthusiasm and interest from small to medium-sized businesses and professionals in the targeted market areas.

•
Offering a suite of products attractive to our core customer base. The Bank seeks to offer competitive basic, popular products to its commercial and consumer customer base. In 2006, the Bank began to offer internet banking services to its customers through a partnership with Digital Insight, a subsidiary of Intel. This internet banking package offers our customers a well-designed host of products commonly utilized by small businesses. Also in 2006, the Bank began a pilot program of remote deposit capture. Remote deposit capture allows our customers to deposit checks from their places of business, rather than having to make a trip to the Bank. Based on the success of the pilot program, the Bank expects remote deposit capture to bolster transaction deposits in 2007.

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

•
Taking market share from large, non-local competitors. The markets of New Haven and New London are dominated by large, non-locally owned, financial institutions with headquarters typically located outside of Connecticut. Management believes that the Bank has attracted and can continue to attract small to medium-sized businesses and professionals that prefer local decision-making authority and interaction with banking professionals who can provide prompt personalized and knowledgeable service.

•	Optimizing net interest margin. The Bank seeks to optimize net interest margin by funding commercial loans, when possible, with low cost money market and non-interest bearing demand deposits.

Lending, Depository and Other Products

Lending Products. The Bank offers a broad range of loans to businesses and individuals in its service area, including commercial and business loans, industrial loans, personal loans, commercial and home mortgage loans, home equity loans, and automobile loans. The Bank has received lending approval status from the Small Business Administration (“SBA”) to enable it to make SBA loans to both the greater New Haven and New London business communities and companies located throughout the State of Connecticut. The Bank holds certified lending status (“CLP”) from the SBA.

Loans are made on a variable or fixed rate basis, with fixed rate loans typically limited to three to five year terms. All loans are approved pursuant to lending policies and procedures authorized by the Bank’s board of directors. The Bank, at times, participates in multi-bank loans to companies in its market area. Commercial loans and commercial real estate loans may be written for maturities of up to twenty years. Loans to purchase or refinance commercial real estate are typically supported by personal guarantees of the principal owners and related parties, and are collateralized by the subject real estate, which may in certain cases be supplemented by additional collateral in the form of liquid assets. Loans to local businesses are generally supported by the personal guarantees of the principal owners and are carefully underwritten to determine appropriate collateral and covenant requirements.

Depository Products. The Bank has attracted a base of core deposits, including interest bearing and non-interest bearing checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts, repurchase agreements, and a variety of certificates of deposits and IRA accounts. To continue to attract deposits, the Bank employs an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the greater New Haven and New London markets. The primary sources of deposits have been and are expected to continue to be small to medium-sized businesses, professionals (lawyers, doctors, accountants, etc.) and professional corporations, and their owners and employees in greater New Haven and New London. The Bank obtains these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and/or broadcasted in the local media. The Bank offers internet banking services to its customers, including commercial cash management services and personal banking services. The Bank offers remote deposit capture, which offers check deposit capabilities for customers from their place of business. The Bank also offers drive-in teller services, automated teller services, wire transfer, lock box and safe deposit services.

Other Services. The Bank provides a broad range of other services and products, including cashier’s checks, money orders, travelers’ checks, bank-by mail, direct deposit and U. S. Savings Bonds. The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions. The Bank does not expect to offer trust services directly in the near future, but may offer trust services in the future independently or possibly through a joint venture with a larger institution. To directly offer trust services, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

Investment Services

On November 17, 2003, SCB Capital, Inc., a wholly-owned subsidiary of Bancorp, was incorporated and is intended to engage in a limited range of investment banking, advisory and financial brokerage services primarily to small to medium-sized business clients of Bancorp and others in the target market. SCB Capital has received $20,000 in capital and has not yet commenced operations.

Investment Securities

Investment securities are held by Bancorp and the Bank with the objective of maximizing the long-term rate of return for shareholders. Investments are overseen by the Board of Directors and a committee of officers who take into account returns, liquidity needs, and the overall asset/liability management of Bancorp and the Bank. Permissible investments include debt securities such as U.S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations. The Bank’s current investment portfolio is limited to U.S. Government sponsored agency obligations and sponsored agency issued collateralized mortgage obligations, which have been classified as available for sale. Accordingly, the principal risk associated with the Bank’s current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk. The Bank does not take credit risk for the purposes of increasing interest income. Management continually reviews its portfolio and prevailing market conditions, and under certain market conditions, Bancorp’s strategy may be reviewed and revised by management and the board of directors.

Asset and Liability Management

Interest rate risk measures the impact that changing interest rates have on current and future earnings. Bancorp’s goal is to optimize long-term profitability while minimizing exposure to interest rate fluctuations. Interest rate risk exposure, including among other things Bancorp’s exposure to changes in interest income and equity value base on fluctuations in interest rates, is monitored by senior management and reported to the Bank’s Asset Liability Committee (ALCO) and the board of directors on a quarterly basis. The Bank employs the services of a national service provider for interest rate risk management.

Regulatory Compliance

Bancorp operates in a heavily regulated industry and is subject to increasing regulatory review and scrutiny from the Federal Reserve Board, the Connecticut Banking Commissioner, and the FDIC. Bancorp has invested and continues to invest significant time and resources to ensure compliance and conformity with applicable regulations (see “REGULATION AND SUPERVISION”). The Bank is committed to meeting its obligations under the Bank Secrecy Act, the Gramm-Leach-Bliley Act and the USA PATRIOT Act, as well as various other regulations. Management meets and reports to the board of directors on a regular basis regarding new developments in compliance and the Bank’s efforts to comply therewith.

Competition

There are numerous banks and other financial institutions serving the Southern Connecticut Market posing significant competition to attract deposits and loans. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, insurance companies, credit unions and other financial institutions, a number of which are much larger and have substantially greater resources. To grow, the Bank will have to win existing customers away from existing banks and financial institutions as well as successfully compete for new customers from growth in the target markets.

The greater New Haven market is currently served by approximately 80 offices of 14 commercial and savings banks. The majority of these banks are substantially larger than the Bank expects to be in the near future, and are able to offer products and services which may be impractical for the Bank to provide at this time. There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans. The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven. Many of such banks and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

Intense market demands, economic pressures, and significant legislative and regulatory actions have eroded traditional banking industry classifications and have increased competition among banks and other financial institutions. Market dynamics as well as legislative and regulatory changes have resulted in a number of new competitors offering services historically offered only by commercial banks. Increased customer awareness of product and service differences among competitors has also increased competition among banks.

 Employees

As of December 31, 2006, the Bank had 43 full-time employees and 1 part-time employee. Relationships with all employees are believed to be excellent.

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

Laws and Regulations to which Bancorp is Subject

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

The GLBA permits a qualifying bank holding company to become a “financial holding company” and thereby engage in a broader range of activities than is permissible for a traditional bank holding company. In order to qualify for this election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under Federal Reserve Board regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to meeting community credit needs. Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities. At this time, Bancorp has not elected to become a financial holding company and has no immediate plans to do so.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications submitted to it under the BHC Act. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to at least 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of: hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

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

Bancorp is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements. As of December 31, 2006, Bancorp had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 21.80% and 22.96%, respectively, and a Leverage Ratio equal to 17.56%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines.

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

Bank Holding Company Dividends. The Federal Reserve Board has authority to prohibit bank holding companies from paying cash dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. Bancorp’s ability to pay dividends is also subject to laws and regulations of the Connecticut Department of Banking.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations. The Securities and Exchange Commission extended the compliance deadline for non-accelerated filers to comply with the filing requirements under Section 404 of Sarbanes-Oxley. Under the extension, a company that is not required to file annual and quarterly reports on an accelerated basis must first comply with the Sarbanes-Oxley 404 requirements for its first fiscal year ending on or after December 15, 2007. A non-accelerated filer such as Bancorp is not required to file the auditor’s attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2008.

USA PATRIOT ACT. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including Bancorp and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

Significant Laws and Regulations to which the Bank is Subject

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

The Connecticut Banking Commissioner and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the FDIC, Congress, the Connecticut Banking Commissioner, or the Connecticut General Assembly, could have a material adverse impact on the Bank.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities of principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Bancorp does not expect such provisions to have a material adverse effect on Bancorp or the Bank.

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

The following table illustrates Bancorp's and the Bank's regulatory capital ratios at:

	Bancorp			Bank
			Capital			Capital
	December 31,	December 31,	Adequacy	December 31,	December 31,	Adequacy
	2006	2005	Target Ratio	2006	2005	Target Ratio
Total Capital to Risk Weighted Assets	22.96%	30.30%	8.00%	19.72%	25.17%	8.00%
Tier 1 Capital to Risk Weighted Assets	21.80%	29.17%	4.00%	18.52%	23.96%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	17.56%	24.17%	4.00%	14.82%	20.38%	4.00%

As of December 31, 2006, the Bank and Bancorp were deemed to be well-capitalized institutions.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a depository institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FDIC is required to provide a written evaluation and make public disclosure of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. In its most recent CRA evaluation, dated July 31, 2003, the Bank was rated as “Satisfactory.”

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

Customer Information Security. The FDIC and other bank regulatory agencies have adopted guidelines (the “Security Guidelines”) for safeguarding confidential, personal customer information. The Security Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information, and ensure the proper disposal of information that could result in substantial harm or inconvenience to any customer.

Privacy. Financial institutions are required to implement policies and procedures regarding their information collection practices and the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the financial institution’s policies and procedures.

Item 2. Description of Property.

The following table sets forth the location of the Bank’s branch offices and other related information:

Office	Location	Square Feet	Status
Main Office	215 Church Street, New Haven, Connecticut	11,306	Leased
Branford Office	445 West Main Street, Branford, Connecticut	3,714	Leased
Amity Office	1475 Whalley Avenue, New Haven, Connecticut	2,822	Owned
New London Office	15 Masonic Street, New London, Connecticut	4,341	Leased
North Haven Office	24 Washington Avenue, North Haven, Connecticut	2,430	Leased

Bancorp executed a lease for a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven. The lease was assigned to The Bank of Southern Connecticut, and the Bank assumed all obligations thereunder. The location is a former bank branch which has been renovated for use as the headquarters of the Bank and Bancorp. The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop.

The Bank entered into a five-year lease with an option to extend the lease for up to three additional terms of five years. The Bank has exercised its first extension and is in its sixth year at this location. The Bank’s annual rent, which is fixed in the terms of the lease, including during the option periods, is currently $133,411. The Bank is responsible for all costs to maintain the interior of the building, other than structural repairs, and for all real estate taxes. The Bank, as Bancorp’s assignee, will have a right of first refusal to purchase the building.

To the extent that the building contains space not needed for operations, the Bank subleases such excess to the extent practicable. The Bank of Southern Connecticut had two tenants in 2006, including the sublease of approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer F. Laydon, one of Bancorp’s directors.

The Bank of Southern Connecticut entered into a lease agreement on August 7, 2002 to lease the facility at 445 West Main Street, Branford, Connecticut, the site of the Branford branch, which opened for business on October 7, 2002.

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

On January 14, 2004, Bancorp entered into a lease agreement to lease the facility at 15 Masonic Street, New London, Connecticut, the site of The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut. The lease was subsequently assigned to The Bank of Southern Connecticut. The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, opened for operations on March 6, 2006. The Lease is for an initial term of five years, with three successive five-year option periods. Base rent is $45,581 annually until December 31, 2008. The base rent for the option years is subject to increases. The Bank is responsible for the pro rata allocations for taxes, utilities, common facility charges and other customary tenant expenses of the premises.

In June 2005, Bancorp purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property was $495,000. On December 15, 2005, Bancorp leased one of the buildings for a base annual rent of $12,775.

On February 16, 2006, Bancorp entered into a lease agreement to lease the facility at 24 Washington Avenue, North Haven, Connecticut the site of The Bank of North Haven, a division of The Bank of Southern Connecticut. The facility has been improved to accommodate the new branch, and $295,000 has been expended for improvement, furnishings, and equipment. The Bank of North Haven, a division of The Bank of Southern Connecticut, opened for operations on July 10, 2006. The Lease is for an initial term of five years, with three successive five year option periods. Base rent is $38,880 annually until April 30, 2011. The base rent for the option periods increases and is fixed in the lease. The Bank is responsible for the pro rata share of operating expenses.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Bancorp’s Common Stock is quoted on the American Stock Exchange under the symbol "SSE.".

The following table sets forth the high and low sales price* per share of Bancorp’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31,2006	$7.55	$6.95
June 30, 2006	$7.55	$6.96
September 30, 2006	$7.19	$6.80
December 31, 2006	$7.29	$6.89

March 31,2005	$8.24	$7.81
June 30, 2005	$8.09	$7.47
September 30, 2005	$8.26	$7.50
December 31, 2005	$8.16	$6.90

*2005 share prices have been adjusted to reflect the 5% stock dividend declared April 12, 2005.

Holders

There were approximately 112 registered shareholders of record of Bancorp’s Common Stock as of March 12, 2007.

Dividends

No cash dividends have been declared to date by Bancorp. Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future. Bancorp may, however, declare stock dividends at the discretion of its Board of Directors. Bancorp declared a 5% stock dividend on April 12, 2005 to shareholders of record as of April 26, 2005 pursuant to which Bancorp issued 139,814 shares. No dividends were declared in 2006.

Bancorp’s sole operating subsidiary is the Bank. Bancorp is dependent upon the ability of the Bank to declare and pay dividends to Bancorp. The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to prohibit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. “Net profits” is defined as the remainder of all earnings from current operations. In some instances, further restrictions on dividends may be imposed by the FDIC. At December 31, 2006 and 2005, no cash dividends may be declared by the Bank without regulatory approval.

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

Equity Compensation Plan Information

The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of Bancorp are authorized for issuance as of December 31, 2006:

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
	(a)	(b)	plans (excluding
			column (a)
Equity Compensation Plans approved by security holders	458,566	$7.91	120,576

Equity Compensation Plan not approved by security holders (1)	77,184	$10.39	0

Total	535,750	$8.27	120,576

    (1) Bancorp adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001,respectively. The Warrant Plans were not approved by security holders. Under the Warrant Plans, each director of Bancorp, other than Mr. Joseph V. Ciaburri, and each director of the Bank who is not a director of Bancorp, as of the initial public offering of Bancorp in July 2001, received a warrant to purchase one share of Bancorp common stock for each four shares purchased in the offering by such director or members of such director’s immediate family. Under the 2001 Supplemental Warrant Plan, certain organizers of Bancorp who are not directors, officers or employees of Bancorp or the Bank but who made contributions to Bancorp’s enterprise received a warrant to purchase one share of Bancorp common stock for each five shares purchased in the offering by such person or member of such person’s immediate family. The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which Bancorp’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. As of December 31, 2006, the warrants are fully exercisable.

Recent Sales of Unregistered Securities

Bancorp has not sold unregistered securities.

Repurchase of Securities

In December 2005, the Board of Directors of Bancorp authorized the repurchase of up to 146,879 shares of Bancorp common stock. As of March 28, 2007, Bancorp has not repurchased any of its shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Bancorp’s net loss for fiscal year 2006 was $118,000, an improvement of $160,000 from the net loss of $278,000 in fiscal year 2005. In comparison to 2005, the 2006 operating results reflect increased net interest income due to increased average earning assets and interest rates. Additionally, non-interest income (from fees and other income) increased during 2006 due to an increase in service charges and fees, resulting from increases in deposit account balances, deposit account activity and deposit account charges; SBA servicing income, loan prepayment penalties, and letter of credit fees. The increases in non-interest expenses in 2006 in comparison to 2005 were due primarily to the opening of the two new branches, The Bank of Southeastern Connecticut, and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut, which contributed to an increase in salaries and benefits associated with the staffing of such branches.

The Bank offers a wide range of services to businesses, professionals, and individuals. The Bank focuses on serving the banking needs of small to medium-sized businesses in its geographic areas. The Bank makes commercial loans, industrial loans, real estate and construction loans, consumer loans, and accepts demand, savings, and time deposits and provides a broad range of other services to its customers, either directly or through third parties. In 2006, the Bank began offering internet banking services to its customers. The Bank derives revenues principally from interest earned on loans and fees from other banking-related services. The operations of the Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Connecticut Banking Commissioner and the FDIC. The Bank’s cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

Selected Financial Data -
Years Ended December 31, 2006 and December 31, 2005

Operating Data	2006	2005
Interest income	$7,080,124	$5,220,624
Interest expense	2,223,065	1,151,557
Net interest income	4,857,059	4,069,067
Provision for loan losses	253,495	216,329
Noninterest income	804,066	606,700
Noninterest expenses	5,525,424	4,737,888
Net loss	(117,794)	(278,450)
Basic and diluted loss per share	(0.04)	(0.09)

Balance sheet data
Cash and due from banks	$5,821,084	$966,732
Federal funds sold	22,700,000	9,579,000
Short-term investments	6,288,663	6,023,555
Investment securities	8,054,821	9,973,488
Loans, net	75,306,255	55,881,508
Total assets	124,262,545	88,574,234
Total deposits	101,273,520	65,279,516
Repurchase agreements	883,603	1,363,368
Total shareholders' equity	20,331,849	20,296,843

Segment Reporting

The Company’s only business segment is Community Banking. During the periods presented this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Assets

Bancorp’s total assets were $124.3 million as of December 31, 2006, an increase of $35.7 million over December 31, 2005. Earning assets comprise $113.6 million of the total asset volume, and consist of Federal funds sold, short-term investments, securities and loans, which collectively increased $30.9 million from 2005. Bancorp has maintained liquidity by maintaining balances in overnight Federal funds sold and in short-term investments, primarily money market mutual funds, to provide funding for higher yielding loans as they are approved. As of December 31, 2006, Federal funds sold balances were $22.7 million and short-term investments balances were $6.3 million. Investment securities classified as available for sale were $8.1 million and $10.0 million as of December 31, 2006 and 2005, respectively. The gross loan portfolio was $76.4 million and $56.7 million as of December 31, 2006 and 2005 respectively, a net increase of $19.7 million.

The earning asset increase in 2006 has been funded by deposit growth within the Bank’s market area. Deposits were $101.3 million and $65.3 million as of December 31, 2006 and 2005 respectively, a net increase of $36.0 million. The mix of deposits as of December 31, 2006 includes non-interest bearing checking accounts of $29.5 million, interest-bearing checking deposits of $5.0 million, savings deposits of $2.1 million, money market deposits of $36.3 million, as well as time certificates of deposit of $28.4 million. The deposit mix between 2006 and 2005 has changed with time deposits representing 28% of the Bank’s deposits as of December 31, 2006. Core deposits, comprised of demand, savings, money market and checking accounts, represented 72% of the Bank’s deposits as of December 31, 2006. The Bank has not accepted brokered deposits.

Investments

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2006, and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

Available for sale	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	No Maturity	Total	Weighted Average Yield
U. S. Government sponsored
agency obligations	$2,499,608	$3,400,000	$1,799,859	$500,000	$-	$8,199,467	3.36%

Mortgage-backed securities	-	-	-	-	105,431	105,431	4.48%

Total	$2,499,608	$3,400,000	$1,799,859	$500,000	$105,431	$8,304,898

Weighted Average Yield	2.86%	3.54%	3.46%	4.18%	4.32%	3.37%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2006:

	Amortized	Fair
	Cost	Value
Federal Home Loan Bank	3,799,467	3,723,368
Federal Home Loan Mortgage Corporation	2,505,431	2,421,763

Please see also, “Notes to Consolidated Financial Statements.”

Loans

The Bank’s net loan portfolio was $75.3 million at December 31, 2006 versus $55.9 million at December 31, 2005, an increase of $19.4 million. Loan demand has been significant throughout the year. Bancorp attributes the 2006 loan growth to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses, an improving economy, as well as the opening of the two new branches in 2006. Management believes that the loan growth will continue as the Bank’s branch system deposit base grows and additional lending capacity is developed. The Bank’s loans have been made to borrowers primarily in the New Haven and New London Counties of Connecticut. There are no other significant loan concentrations in the loan portfolio.

The following table presents the maturities of loans in Bancorp’s portfolio at December 31, 2006 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total

Commercial loans secured
by real estate	$14,173,736	$17,294,882	$536,322	$32,004,940	41.87%
Commercial loans	30,388,296	7,836,618	1,396,753	39,621,667	51.83%
Construction loans	2,400,949	852,562	-	3,253,511	4.26%
Residential real estate	7,028	33,559	108,771	149,358	0.20%
Consumer home equity	281,159	125,876	196,359	603,394	0.79%
Consumer installment	441,874	344,470	19,682	806,026	1.05%
Total	$47,693,042	$26,487,967	$2,257,887	$76,438,896	100.00%

Fixed rate loans	$6,950,429	$3,295,670	$2,257,887	$12,503,986
Variable rate loans	40,742,613	23,192,297	-	63,934,910
Total	$47,693,042	$26,487,967	$2,257,887	$76,438,896

Please see also, “Notes to Consolidated Financial Statements.”

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

Based upon this evaluation, management believes the allowance for loan losses of $1,063,000 or 1.39% of gross loans at December 31, 2006 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2005, the allowance for loan losses was $778,000 or 1.37% of gross loans outstanding. The increase in the allowance is primarily due to loan growth, and the increase in the allowance as a percentage of loans is due to the increase in specific reserves needed for impaired loans at December 31, 2006 as compared to December 31, 2005.

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

Allowance for Loan Losses as of December 31, 2006 and 2005:

	2006	2005
Balance, beginning of year	$778,051	$752,394
Provision for loan losses	253,495	216,329
Recoveries of loans previously charged-off	68,182	4,714
Loans charged-off	(37,067)	(195,386)
Balance, end of year	$1,062,661	$778,051

Net (recoveries) charge-offs to average loans	(.05%)	.35%

Allocation of the Allowance for Loan Losses at December 31:

	2006		2005
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Balance	Total Loans	Balance	Total Loans
Commercial loans secured by real estate	$444,937	41.87%	$338,070	47.08%
Commercial loans	550,824	51.83%	327,035	45.55%
Construction loans	45,231	4.26%	32,559	4.53%
Residential mortgages	2,076	0.20%	1,972	0.27%
Consumer home equity loans	8,388	0.79%	9,489	1.32%
Consumer installment loans	11,205	1.05%	8,944	1.25%
Unallocated	-	0.00%	59,982	0.00%
	$1,062,661	100.00%	$778,051	100.00%

Non-Accrual, Past Due and Restructured Loans

Non-accrual loans at December 31, 2006 and 2005 totaled $301,833 and $578,826 respectively. In 2006 and 2005, there were no loans considered “troubled debt restructurings” and no loans greater than 90 days past due and still accruing interest.

Potential Problem Loans

Other than loans identified as non-accrual at December 31, 2006, the Bank had no material loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits were $101.3 million at December 31, 2006, an increase of $36.0 million in comparison to total deposits as of December 31, 2005 of $65.3 million. Bancorp attributes the 2006 deposit growth to the success of the opening of the two new branches in 2006. The deposits total at December 31, 2006 consisted of non-interest bearing checking of $29.5 million (29.1%), interest bearing checking and money market deposits of $41.3 million (40.8%), savings deposits of $2.1 million (2.1%) and certificates of deposit of $28.4 million (28.0%). The Bank continues to emphasize growth in core non-interest checking accounts and related interest bearing checking, money market deposit, and savings accounts and is less aggressive in attracting higher cost time deposits: as of December 31, 2006, these categories of deposits represented 72% of total deposits. The Bank has not accepted any brokered deposits and has no present plans to review this policy.

The Bank continues to offer competitive interest rates in the very competitive Southern Connecticut market in order to fund expected loan growth.

As of December 31, 2006 the Bank's maturities of time deposits were:

	$100,000	Less than
	or greater	$100,000	Totals
( Thousands of dollars)

Three months or less	$2,712	$1,689	$4,401
Over three months to six months	3,367	2,289	5,656
Over six months to one year	6,590	5,453	12,043
Over one year	1,534	4,759	6,293

	$14,203	$14,190	$28,393

Other

The increase in Other Assets is primarily due to an increase in Prepaid Expenses of $32,900 related to the purchasing of supplies for the two new branches, and an increase in the Cash Surrender Value of Bank Owned Life Insurance in the amount of $40,000.

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended
December 31, 2006 and 2005.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2006			2005
							Fluctuations
		Interest			Interest		in interest
	Average	Income/	Average	Average	Income/	Average	Income/Expense
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total
Interest earning assets
Loans (1)	$64,477	$5,836	9.05%	$53,786	$4,410	8.20%	$1,426
Short-term investments	5,757	279	4.85%	8,365	251	3.00%	28
Investments	9,307	313	3.36%	11,074	344	3.11%	(31)
Federal funds sold	12,630	652	5.16%	6,960	216	3.10%	436
Total interest earning assets	92,171	7,080	7.68%	80,185	5,221	6.51%	1,859

Cash and due from banks	2,049			464
Premises and equipment, net	4,443			4,052
Allowance for loan losses	(903)			(725)
Other	1,399			1,416
Total assets	$99,159			$85,392
Interest bearing liabilities
Time certificates	$17,078	738	4.32%	$10,195	293	2.87%	445
Savings deposits	2,651	37	1.40%	3,448	48	1.39%	(11)
Money market / checking deposits	35,234	1,254	3.56%	31,730	623	1.96%	631
Capital lease obligations	1,189	175	14.72%	1,190	173	14.54%	2
Repurchase agreements	1,253	19	1.52%	1,087	15	1.38%	4

Total interest bearing liabilities	57,405	2,223	3.87%	47,650	1,152	2.42%	1,071

Non-interest bearing deposits	20,894			17,178
Accrued expenses and other liabilities	576			363
Shareholder's equity	20,284			20,201
Total liabilities and equity	$99,159			$85,392
Net interest income		$4,857			$4,069		$788

Interest spread			3.81%			4.09%
Interest margin			5.27%			5.07%

(1) Includes nonaccruing loans.

RATE VOLUME VARIANCE ANALYSIS

The following table summarizes the variance in interest income and expense for 2006 and 2005 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2006 vs 2005
	Variance due to:
(Dollars in thousands)	Volume	Rate	Total
Interest earning assets
Loans	$817	$609	$1,426
Short-term investments	(62)	90	28
Investments	(52)	21	(31)
Federal funds sold	111	325	436
Total interest earning assets	814	1,045	1,859

Interest bearing liabilities
Time certificates	141	304	445
Savings deposits	(11)	-	(11)
Money market / checking deposits	63	568	631
Capital lease obligations	-	2	2
Repurchase agreements	2	2	4
Total interest bearing liabilities	195	876	1,071
Net interest income	$619	$169	$788

The improvements realized in net interest income during 2006 reflect an increase in earning asset volume over 2005, as the average earning assets in 2006 of $92.2 million were 15% greater than average earning assets in 2005, and the yields on all interest earning assets increased due to general increases in market interest rates. Overall, interest income attributed to rate increases considerably outweighed volume considerations (increase of $1.0 million versus an increase of $814,000). Variances in the 2006 cost of interest bearing liabilities in comparison to 2005 were due to increased volume considerations of $195,000 and increased rate considerations of $876,000. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts.

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

The following are measurements of Bancorp’s loss in relation to assets and equity, and average equity to average assets for the years ended December 31, 2006 and 2005:

	2006	2005
Loss on average assets	(.12%)	(.33%)
Loss on average equity	(.58%)	(1.38%)
Average equity to average assets	20.46%	23.66%

Results of Operations

Bancorp’s net loss for fiscal year 2006 was $118,000, an improvement of $160,000 from the net loss of $278,000 in fiscal year 2005. In comparison to 2005, the 2006 operating results reflect increased net interest income due to increased average earning assets and interest rates. Additionally, non-interest income (from fees and other income) increased during 2006 due to an increase in service charges and fees, resulting from increases in deposit account balances, deposit account activity and deposit account charges; and increases in SBA servicing income, loan prepayment penalties, and letter of credit fees. The increases in non-interest expenses in 2006 in comparison to 2005 were primarily due to the opening of the two new branches, The Bank of Southeastern Connecticut, and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut, which contributed to an increase in salaries and benefits associated with the staffing of such branches.
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

For the year ended December 31, 2006, net interest income was $4.9 million versus $4.1 million for the year ended December 31, 2005, an increase of $800,000 or 19.5%. The 2006 increase was primarily the result of increases in the yields on interest earning assets, net of the increased cost of funds on interest bearing liabilities, and a $12.0 million increase in average interest earning assets. The increase in average interest earning assets was comprised of increases in average loans of $10.7 million, decreases in investments of $1.8 million, decreases in short term investments of $2.6 million, and increases in federal funds sold of $5.7 million.

The yield on average interest earning assets for the twelve months ended December 31, 2006 was 7.68% versus 6.51% for same period in 2005, a favorable increase of 117 basis points. The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2006, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 3.87% for the twelve months ended December 31, 2006 versus 2.42% for the same period in 2005, an unfavorable increase of 145 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate of interest paid on money market and interest bearing checking deposits increased 160 basis points in 2006 in comparison to 2005. In addition, the Bank’s average cost of funds for time deposits increased 145 basis points in 2006 in comparison to 2005.

Due to the increase in the cost of interest bearing liabilities, which offsets the increase in the average yield on earning assets, the interest spread decreased to 3.81% for fiscal year 2006, a decrease of 28 basis points from the interest spread realized in 2005. Net interest margin increased to 5.27% in 2006 from 5.07% in 2005, an increase of 20 basis points which largely reflects the increasing rates during 2006.

Noninterest Income

The $197,000 increase in non-interest income for the twelve months ended December 31, 2006 versus 2005 is comprised of an increase of $139,000 in service charges and fees, resulting from increases in deposit account balances, deposit account activity and deposit account charges; an increase of $23,000 in loan prepayment penalties, an increase of $20,000 in letters of credit fees, and an increase of $41,000 in gains on sales of loan participations related to SBA guaranteed loans, partially offset by a decrease in all other loan fees of $26,000.

Noninterest Expenses

Total noninterest expenses were $5.5 million for the year ended December 31, 2006 versus $4.7 million for 2005, an increase of $800,000 or 17%. The increase in expenses is primarily due to the opening of the two new branches, The Bank of Southeastern Connecticut, and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut. During the twelve months ended December 31, 2006, additional staff was hired to support the new branches, extensive advertising took place to promote the new branches, branch supplies were purchased, and occupancy expenses were incurred. As a result, salaries and benefits increased $643,000 to $3.0 million in fiscal year 2006 in comparison to fiscal year 2005, occupancy and equipment expenses increased $156,000 to $764,000 in fiscal year 2006 in comparison to fiscal year 2005, and advertising increased $78,000 to $224,000 in fiscal year 2006 in comparison to fiscal year 2005.

Off-Balance-Sheet Arrangements

See Note 12 to the accompanying consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

Bancorp’s liquidity position as of December 31, 2006 and December 31, 2005 consisted of liquid assets totaling $42.9 million and $26.6 million, respectively. This represents 35.0% and 30.0% of total assets at December 31, 2006 and 2005, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes Bancorp’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

	Bancorp			Bank
			Capital			Capital
	December 31,	December 31,	Adequacy	December 31,	December 31,	Adequacy
	2006	2005	Target Ratio	2006	2005	Target Ratio
Total Capital to Risk Weighted Assets	22.96%	30.30%	8.00%	19.72%	25.17%	8.00%
Tier 1 Capital to Risk Weighted Assets	21.80%	29.17%	4.00%	18.52%	23.96%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	17.56%	24.17%	4.00%	14.82%	20.38%	4.00%

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

Factors Affecting Future Results

Some of the statements under “Management’s Discussion and Analysis or Plan of Operations,” “Business” and elsewhere in this Annual Report on Form 10-KSB may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on Bancorp’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of Bancorp’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to Bancorp and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than Bancorp to provide products and services which it is impractical for Bancorp to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of Bancorp’s opening of branches and the receipt of regulatory approval to complete such actions, (10) concentration of Bancorp’s business in southern and southeastern Connecticut, (11) the concentration of Bancorp’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in Bancorp’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by Bancorp to engage in any business not historically permitted to it. Other such factors may be described in other filings made by Bancorp with the SEC.

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

Item 7. Financial Statements.

The consolidated balance sheets of Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 27, 2007 are included as part of this Form 10-KSB following page 40 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with participation of Bancorp’s Chief Executive Officer, Chief Operating Officer, and its Chief Financial Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer, Chief Operating Officer, and its Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures have been effective in ensuring that material information relating to Bancorp, including its consolidated subsidiary, is made known to the certifying officers by others within Bancorp and the Bank during the period covered by this report.

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

There have not been any material changes in Bancorp’s internal controls or in other factors that occurred during Bancorp’s last fiscal quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect these controls subsequent to the evaluation referenced in paragraph (a) above.

Item 8A(T). Controls and Procedures

Not Applicable.

Item 8B. Other Information.

Not Applicable.
PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 9 is incorporated into this Form 10-KSB by reference from Bancorp's definitive proxy statement for its 2007 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

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

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 12 is incorporated into this Form 10-KSB by reference from the Definitive Proxy Statement.

Item 13. Exhibits.

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

10.10
Purchase Agreement dated June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut (incorporated by reference to Exhibit 10.20 to the Issuer’s Form 10-QSB dated November 15, 2004)

10.11
Employment Agreement dated as of January 23, 2001, among The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.12
Amendment to Employment Agreement dated as of October 20, 2003 among the Issuer, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.13
Amendment to Employment Agreement dated as of January 20, 2005, among the Issuer The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.13 to the Issuer’s Annual Report on Form 10-KSB dated March 28, 2005)

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

10.20
Underwriting agreement dated June 16, 2004 among A.G.Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and the Issuer (incorporated by reference to Exhibit 1.1 to the Issuer’s Registration Statement on Form SB-2 (no. 333-598824))

10.21
Employment Agreement dated October 26, 2005, by and among Registrant, and The Bank of Southern Connecticut and John H. Howland (incorporated by reference to the Issuer’s Form 8-K filed October 31, 2005)

10.22	Amendment to Employment Agreement dated March 1, 2007, by and among Registrant and The Bank of Southern Connecticut and Joseph V. Ciaburri.

10.23	Consulting agreement dated March 1, 2007, by and among Registrant and The Bank of Southern Connecticut and Joseph V. Ciaburri.

10.24	Employment Agreement dated February 28, 2007, by and among Registrant and The Bank of Southern Connecticut and Michael M. Ciaburri.

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to the Issuer’s Form 10-KSB dated March 30, 2004)

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Issuer’s form 10-KSB dated March 31, 2003)

23	Consent of McGladrey & Pullen, LLP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Senior Vice President and Chief Financial Officer

99.1	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Issuer’s form S-8 dated January 13, 2006)

99.2	Common Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Issuer’s form S-8 dated January 13, 2006)

Item 14. Principal Accountant Fees and Services.

McGladrey & Pullen, LLP and RSM McGladrey, Inc., provide audit, audit related and tax advisory and tax return preparation services for Bancorp and The Bank of Southern Connecticut. The following table summarizes the fees provided in 2006 and 2005, respectively:
	2006	2005
Audit fees	$145,157	$134,774
Audit Related Fees	NONE	4,500
Tax fees	10,575	8,575
All Other fees	NONE	NONE

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of financial statements included in quarterly reports included on Form 10-QSB, and services connected with statutory and regulatory filings or engagements including, in 2006, fees in connection with the 2006 registration statement filed on Form S-8. Audit related fees are principally for consultations on various accounting and reporting matters. Tax service fees consist of fees for tax return preparation for Bancorp.

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

Date: March 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/S/ Joseph V. Ciaburri	March 28, 2007
Joseph V. Ciaburri	Date
Chairman, Chief Executive Officer and Director

/S/ Elmer F. Laydon	March 28, 2007
Elmer F. Laydon	Date
Vice Chairman and Director

/S/ Michael M. Ciaburri	March 28, 2007
Michael M. Ciaburri	Date
President, Chief Operating Officer and Director

/S/ Joshua H. Sandman, Ph.D.	March 28, 2007
Joshua H. Sandman	Date
Director

/S/ Alphonse F. Spadaro, Jr.	March 28, 2007
Alphonse F. Spadaro, Jr.	Date
Director

/S/Juan Miguel Salas-Romer	March 28, 2007
Juan Miguel Salas-Romer	Date
Director

/S/ Carlota I. Grate	March 28, 2007
Carlota I. Grate	Date
Senior Vice President, Chief Financial Officer

/S/ Anthony M. Avellani	March 28, 2007
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

 Exhibit Index

Exhibit No.                          Description

3(i)	Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer’s Quarterly Report on Form 10-QSB dated June 30, 2002)

3(ii)	By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

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

10.10
Purchase Agreement dated June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut (incorporated by reference to Exhibit 10.20 to the Issuer’s Form 10-QSB dated November 15, 2004)

10.11
Employment Agreement dated as of January 23, 2001, among The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.12
Amendment to Employment Agreement dated as of October 20, 2003 among the Issuer, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.13
Amendment to Employment Agreement dated as of January 20, 2005, among the Issuer The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.13 to the Issuer’s Annual Report on Form 10-KSB dated March 28, 2005)

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

10.20
Underwriting agreement dated June 16, 2004 among A.G.Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and the Issuer (incorporated by reference to Exhibit 1.1 to the Issuer’s Registration Statement on Form SB-2 (no. 333-598824))

10.21
Employment Agreement dated October 26, 2005, by and among Registrant, and The Bank of Southern Connecticut and John H. Howland (incorporated by reference to the Issuer’s Form 8-K filed October 31, 2005)

10.22	Amendment to Employment Agreement dated March 1, 2007, by and among Registrant and The Bank of Southern Connecticut and Joseph V. Ciaburri.

10.23	Consulting agreement dated March 1, 2007, by and among Registrant and The Bank of Southern Connecticut and Joseph V. Ciaburri.

10.24	Employment Agreement dated February 28, 2007, by and among Registrant and The Bank of Southern Connecticut and Michael M. Ciaburri.

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to the Issuer’s Form 10-KSB dated March 30, 2004)

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Issuer’s form 10-KSB dated March 31, 2003)

23	Consent of McGladrey & Pullen, LLP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chairman and Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Senior Vice President and Chief Financial Officer

99.1	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Issuer’s form S-8 dated January 13, 2006)

99.2	Common Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Issuer’s form S-8 dated January 13, 2006)

FINANCIAL STATEMENTS
December 31, 2006 and 2005

.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Connecticut Bancorp, Inc. and Subsidiaries
New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based payment, on January 1, 2006.

/s/ McGladrey & Pullen, LLP
New Haven, Connecticut
March 27, 2007

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks (Note 2)	$5,821,084	$966,732
Federal funds sold	22,700,000	9,579,000
Short-term investments	6,288,663	6,023,555
Cash and cash equivalents	34,809,747	16,569,287

Available for sale securities (at fair value) (Note 3)	8,054,821	9,973,488
Federal Home Loan Bank stock (Note 7)	66,100	60,000
Loans held for sale	118,223	401,503
Loans receivable (net of allowance for loan losses: 2006 $1,062,661;
2005 $778,051) (Note 4)	75,306,255	55,881,508
Accrued interest receivable	467,698	324,346
Premises and equipment, net (Note 5)	4,424,828	4,457,715
Other assets (Note 5)	1,014,873	906,387
Total assets	$124,262,545	$88,574,234

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits (Note 6)
Noninterest bearing deposits	$29,463,030	$18,091,849
Interest bearing deposits	71,810,490	47,187,667
Total deposits	101,273,520	65,279,516

Repurchase agreements	883,603	1,363,368
Capital lease obligations (Note 8)	1,188,128	1,189,212
Accrued expenses and other liabilities	585,445	445,295
Total liabilities	103,930,696	68,277,391

Commitments and Contingencies (Notes 7, 8, 10, 12, and 15)

Shareholders' Equity (Notes 10 and 13)
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2006 2,941,297; 2005 2,937,525	29,413	29,375
Additional paid-in capital	24,147,883	24,083,638
Accumulated deficit	(3,595,370)	(3,477,576)
Accumulated other comprehensive loss - net unrealized loss on
available for sale securities	(250,077)	(338,594)
Total shareholders' equity	20,331,849	20,296,843

Total liabilities and shareholders' equity	$124,262,545	$88,574,234

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005

Interest Income:
Interest and fees on loans	$5,836,127	$4,409,619
Interest on securities	312,995	344,047
Interest on Federal funds sold and short-term investments	931,002	466,958
Total interest income	7,080,124	5,220,624

Interest Expense:
Interest expense on deposits (Note 6)	2,029,578	963,088
Interest expense on capital lease obligations	174,683	173,138
Interest expense on repurchase agreements and other borrowings	18,804	15,331
Total interest expense	2,223,065	1,151,557

Net interest income	4,857,059	4,069,067

Provision for Loan Losses (Note 4)	253,495	216,329
Net interest income after
provision for loan losses	4,603,564	3,852,738

Noninterest Income:
Service charges and fees	471,540	332,996
Gains on sales of loans	147,084	105,703
Other noninterest income	185,442	168,001
Total noninterest income	804,066	606,700

Noninterest Expenses:
Salaries and benefits	3,037,132	2,394,430
Occupancy and equipment	763,944	608,172
Professional services	449,167	612,430
Data processing and other outside services	357,465	313,912
Advertising and promotional expenses	223,911	145,923
Forms, printing and supplies	135,330	94,808
Other operating expenses	558,475	568,213
Total noninterest expenses	5,525,424	4,737,888

Net loss	$(117,794)	$(278,450)

Basic and Diluted Loss per Share	$(0.04)	$(0.09)

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2006 and 2005

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total

Balance, December 31, 2004	2,797,711	$27,977	$24,085,612	$(3,199,126)	$(216,736)	$20,697,727

Comprehensive loss:
Net loss	-	-	-	(278,450)	-	(278,450)
Unrealized holding loss on available for
sale securities	-	-	-	-	(121,858)	(121,858)
Total comprehensive loss						(400,308)

5% stock dividend declared
April 12, 2005 (Note 10)	139,814	1,398	(1,398)	-	-	-

Fractional shares paid in cash	-	-	(576)	-	-	(576)

Balance, December 31, 2005	2,937,525	29,375	24,083,638	(3,477,576)	(338,594)	20,296,843

Comprehensive loss:
Net loss	-	-	-	(117,794)	-	(117,794)
Unrealized holding gain on available for
sale securities	-	-	-	-	88,517	88,517
Total comprehensive loss						(29,277)

Directors fees settled in common stock (Note 10)	3,772	38	26,851	-	-	26,889
Restricted stock compensation (Note 10)	-	-	4,675	-	-	4,675
Stock option compensation (Note 10)	-	-	32,719	-	-	32,719

Balance, December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operations
Net loss	$(117,794)	$(278,450)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization and accretion of premiums and discounts
on investments, net	(1,792)	(3,836)
Provision for loan losses	253,495	216,329
Share based compensation	64,283	-
Loans originated for sale, net of principal payments received	(1,046,500)	(1,389,441)
Proceeds from sales of loans	1,389,980	1,192,383
Gains on sales of loans	(147,084)	(105,703)
Depreciation and amortization	392,980	307,118
Increase in cash surrender value of life insurance	(39,678)	(38,530)
Changes in assets and liabilities:
Decrease in deferred loan fees	(34,989)	(18,716)
Increase in accrued interest receivable	(143,352)	(58,765)
(Increase) decrease in other assets	(68,808)	18,921
Increase in accrued expenses and other liabilities	140,150	165,873
Net cash provided by operating activities	640,891	7,183

Cash Flows From Investing Activities
Principal repayments on available for sale securities	8,976	280,384
Proceeds from maturities of available for sale securities	2,000,000	1,000,000
Purchase of FHLB stock	(6,100)	(12,900)
Net increase in loans receivable	(19,556,369)	(6,315,169)
Purchases of premises and equipment	(360,093)	(1,248,019)
Net cash used in investing activities	(17,913,586)	(6,295,704)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	18,921,092	4,011,728
Net increase in certificates of deposit	17,072,912	2,567,411
Net (decrease) increase in repurchase agreements	(479,765)	536,337
Principal repayments on capital lease obligations	(1,084)	(974)
Distribution in cash for fractional shares of common stock	-	(576)
Net cash provided by financing activities	35,513,155	7,113,926

Net increase in cash and cash equivalents	18,240,460	825,405

Cash and cash equivalents
Beginning	16,569,287	15,743,882

Ending	$34,809,747	$16,569,287

(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2006 and 2005

	2006	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,157,053	$1,120,146

Income taxes	$1,000	$900

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans held for sale to loans receivable	$86,884	$-

Unrealized holding gains (losses) on available for sale securities arising
during the period	$88,517	$(121,858)

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the “Company”), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 and is the sole shareholder of the Bank of Southern Connecticut (the “Bank”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven and New London Counties of Connecticut, through its main office in New Haven, Connecticut and four branch offices in New Haven, Branford, North Haven and New London, Connecticut. In 2003, SCB Capital, Inc. was formed as a Connecticut corporation, and in 2004, the Company capitalized SCB Capital, Inc., which became a subsidiary of the Company. SCB Capital, Inc., which is currently inactive, will engage in a limited range of investment banking, advisory and brokerage services, primarily with small and medium size business clients. In December 2006, TBSC Asset Liquidation, LLC was formed as a Connecticut corporation, which became a subsidiary of the Company. TBSC Asset Liquidation, LLC, which is currently inactive, will acquire, hold and liquidate assets.

Principles of consolidation and basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within the New Haven and New London Counties of Connecticut. Note 3 discusses the types of securities that the Company invests in and Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations in any one industry or customer.

The following is a summary of the Company's significant accounting policies.

Cash and cash equivalents and statement of cash flows

Cash and due from banks, Federal funds sold, and short-term investments are recognized as cash equivalents in the statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash flows from loans, deposits, and short-term borrowings are reported net. The Company maintains amounts due from banks and Federal funds sold which, at times, may exceed Federally insured limits. The Company has not experienced any losses from such concentrations.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of loans, a portion of the original cost of the loan is allocated to the servicing right, and if the pass-through rate to the investor is less than the note rate, to an interest-only strip, based on relative fair value. Fair value is based on a valuation model that calculates the present value of estimated future net servicing and interest income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing and interest income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Interest only strips are also reported in other assets and are amortized into other noninterest income under the same method as servicing assets.

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income, and the amortization of interest-only strips is netted against other noninterest income.

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
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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

Stock compensation plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, utilizing the modified prospective transition method. Prior to the adoption of SFAS 123(R), Bancorp accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants for the year ended December 31, 2005. Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company’s financial statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-base payment awards to employees and directors based on the grant-date fair value of the awards and is recognized over the service period, which is usually the vesting period.

On December 22, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all unvested options, outstanding as of December 31, 2005, granted under the Company’s 2002 Stock Option Plan, held by 48 employees and directors. The decision to accelerate the vesting of all unvested options was made primarily to reduce compensation expense that would have been recognized in future periods under SFAS 123(R). Pursuant to the acceleration of all unvested options, options to purchase 197,571 shares of the Company’s common stock became immediately exercisable as of December 31, 2005. The exercise prices for such accelerated options range from $6.90 to $10.39 per share. As a result of accelerating the vesting of these options, approximately $300,000 of compensation expense, before taxes, that would have been recorded in 2006 through 2008 under SFAS 123(R), is reflected as 2005 pro forma compensation expense in the table below. There was no impact to the 2005 financial statements resulting from this action.

Had compensation cost for issuance of such options been recognized based on the fair values of awards on the grant dates, in accordance with the method described in SFAS No. 123(R), reported net loss and per share amounts for 2005 would have been increased to the pro forma amounts shown below:

2005
Net loss as reported	$(278,450)
Add: total stock based employee
compensation expense included in reported net loss	-

Deduct: total stock based employee
compensation expense determined under fair value based
method for all awards	(605,242)

Pro forma net loss	$(883,692)

Basic loss per share:
As reported	$(0.09)
Pro forma	$(0.30)
Diluted loss per share:
As reported	$(0.09)
Pro forma	$(0.30)

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
December 31, 2006 and 2005

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

Segment Reporting

The Company’s only business segment is Community Banking. During the periods presented this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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
December 31, 2006 and 2005

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

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. This statement is effective for all financial instruments acquired, issued, or subject to re-measurement after December 31, 2006. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140.” The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is required to adopt FIN 48 in the first quarter of 2007 and is currently assessing the impact of FIN 48 on its financial statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

At its September 2006 meeting, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement periods is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion - 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan, or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. At this time, management believes this statement will have no effect on the Company’s financial statements.

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation, and such reclassifications had no effect on 2005 net loss or shareholders’ equity.

Note 2.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2006 and 2005, the Company was required to have cash and liquid assets of approximately $582,000 and $435,000, respectively, to meet these requirements. In addition, at both December 31, 2006 and 2005, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2006 and 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$8,199,467	$-	$(247,627)	$7,951,840
obligations
Mortgage-backed securities	105,431	-	(2,450)	102,981
	$8,304,898	$-	$(250,077)	$8,054,821

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$10,197,667	$-	$(337,415)	$9,860,252
obligations
Mortgage-backed securities	114,415	-	(1,179)	113,236
	$10,312,082	$-	$(338,594)	$9,973,488

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2006 and 2005 are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2006	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$-	$-	$7,951,840	$247,627	$7,951,840	$247,627
Mortgage-backed
securities	-	-	102,981	2,450	102,981	2,450
Totals	$-	$-	$8,054,821	$250,077	$8,054,821	$250,077

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2005	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$2,948,130	$50,865	$6,912,122	$286,550	$9,860,252	$337,415
Mortgage-backed
securities	-	-	113,236	1,179	113,236	1,179
Totals	$2,948,130	$50,865	$7,025,358	$287,729	$9,973,488	$338,594

At December 31, 2006 and 2005, the Company had 14 and 16 available for sale securities in an unrealized loss position, respectively. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments.

The amortized cost and fair value of available for sale debt securities at December 31, 2006 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value

Maturity:
Within one year	$2,499,608	$2,457,650
After 1 but within 5 years	3,400,000	3,324,162
After 5 but within 10 years	1,799,859	1,698,688
Over 10 years	500,000	471,340
Mortgage-backed securities	105,431	102,981
	$8,304,898	$8,054,821

At December 31, 2006 and 2005, available for sale securities with a carrying value of $4,521,653 and $4,501,168, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

There were no sales of available for sale securities in 2006 and 2005.

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2006 and 2005 is as follows:

	2006	2005

Commercial loans secured by real estate	$32,004,940	$26,724,972
Commercial loans	39,621,667	25,852,655
Construction and land loans	3,253,511	2,573,809
Residential mortgages	149,358	155,909
Consumer home equity loans	603,394	750,114
Consumer installment loans	806,026	707,069
Total loans	76,438,896	56,764,528
Net deferred loan fees	(69,980)	(104,969)
Allowance for loan losses	(1,062,661)	(778,051)
Loans receivable, net	$75,306,255	$55,881,508

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The Company services certain loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximated $5,673,000 and $6,332,000 as of December 31, 2006 and 2005, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2006 and 2005, was $60,448 and $56,568, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2006 and 2005.

The changes in the allowance for loan losses for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance, beginning of year	$778,051	$752,394
Provision for loan losses	253,495	216,329
Recoveries of loans previously charged-off	68,182	4,714
Loans charged-off	(37,067)	(195,386)
Balance, end of year	$1,062,661	$778,051

At December 31, 2006 and 2005, the unpaid principal balances of loans placed on nonaccrual status were $301,833 and $578,826, respectively. At December 31, 2006 and 2005, there were no loans delinquent 90 days or more and still accruing interest.

The following information relates to impaired loans as of and for the years ended December 31, 2006 and 2005:

	2006	2005

Impaired loans for which there is a specific allowance	$215,420	$38,436

Impaired loans for which there is no specific allowance	$86,413	$540,390

Allowance for loan losses related to impaired loans	$112,431	$38,436

Average recorded investment in impaired loans	$249,298	$454,884

Interest income collected and recognized on impaired loans was $65,051 and $16,771 in 2006 and 2005, respectively. If nonaccrual loans had been current throughout their terms, additional interest income of approximately $26,600 and $28,700 would have been recognized in 2006 and 2005, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company’s lending activities are conducted principally in the New Haven and New London Counties of Connecticut. The Company grants commercial and residential real estate loans, commercial business loans and a variety of consumer loans. In addition, the Company may grant loans for the construction of residential homes, residential developments and for land development projects. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectibility of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

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

Note 5.	Premises and Equipment

At December 31, 2006 and 2005, premises and equipment consisted of the following:

	2006	2005

Land	$533,187	$533,187
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	926,414	908,286
Leasehold improvements	1,510,627	852,647
Furniture and fixtures	694,553	447,410
Equipment	850,302	630,771
Software	81,510	70,701
Construction in process	-	793,498
	5,788,629	5,428,536
Less accumulated depreciation and amortization	(1,363,801)	(970,821)
	$4,424,828	$4,457,715

For the years ended December 31, 2006 and 2005, depreciation and amortization expense related to premises and equipment totaled $392,980 and $307,118, respectively.

Premises under capital lease of $1,192,036, and related accumulated amortization of $284,496 and $224,894, as of December 31, 2006 and 2005, respectively, are included in premises and equipment.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Note 6.	Deposits

At December 31, 2006 and 2005, deposits consisted of the following:

	2006	2005

Noninterest bearing	$29,463,030	$18,091,849

Interest bearing:
Checking	4,985,187	6,175,953
Money Market	36,324,952	27,001,393
Savings	2,107,354	2,690,236
Time certificates, less than $100,000	14,190,207	4,498,286
Time certificates, $100,000 or more	14,202,790	6,821,799
Total interest bearing	71,810,490	47,187,667

Total deposits	$101,273,520	$65,279,516

Contractual maturities of time certificates of deposit as of December 31, 2006 are summarized below:

Due within:
1 year	$22,099,671
1-2 years	1,897,707
2-3 years	1,847,988
3-4 years	371,218
4-5 years	2,176,413
$28,392,997

Interest expense on certificates of deposit in denominations of $100,000 or more was $383,531 and $184,137 for the years ended December 31, 2006 and 2005, respectively.

Note 7.	Commitments

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2006 and 2005, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at December 31, 2006 and 2005.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Employment agreements

The Company entered into an employment agreement (the “Chairman Agreement”) with the Chairman and Chief Executive Officer of the Company and the Bank with an initial term of five years beginning October 1, 2001, which may be extended for additional one-year terms at the end of the initial term. In October 2003, the Company amended the Chairman Agreement to extend the initial five-year term by one year. On March 1, 2007, the Company amended the Chairman Agreement as follows:

•	The Amendment shortens the term of the employment agreement so that the employment agreement will expire on June 30, 2007 instead of December 31, 2007.
•	On June 30, 2007, the Chairman will resign as Chairman and Chief Executive Officer of the Company and the Bank.
•	The Amendment eliminates the automatic renewal provision that was previously contained in the employment agreement.
•	The Amendment eliminates the requirement that the Company enter into a consulting agreement with the Chairman upon the termination of his employment.
•	The Amendment provides that the Chairman will continue to receive his current base salary through June 30, 2007.
•	The Amendment provides that the Chairman has the right to exchange the 115,000 stock options that he currently holds for a number of shares of stock to be mutually agreed upon at a later date.

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

On March 1, 2007, the Company also entered into a consulting agreement (the “Consulting Agreement”) with the Chairman. The term of the Consulting Agreement begins on July 1, 2007 and ends on December 31, 2010. The Consulting Agreement provides that the Chairman will serve as a good will ambassador and a director of the Company. The Chairman’s duties under the agreement will be subject to the directon of the Company’s board of directors. During the term of the Consulting Agreement, the Chairman will be paid a fixed annual rate and will receive title to a certain vehicle currently leased by the Bank. He will also receive office space and secretarial and administrative support.

Also, on February 28, 2007, the Company entered into a new employment agreement (the “President Agreement”) with the President of the Bank effective as of February 28, 2007, which replaces the President’s previous employment agreement that became effective as of January 1, 2005. Under the President Agreement the President will continue to serve as the President and Chief Operating Officer of the Company and the Bank until June 30, 2007. On and after July 1, 2007, the President will serve as President and Chief Executive Officer of the Company and the Bank. The term of the Agreement ends on December 31, 2009 with an automatic extension through December 31, 2010, unless the Company earlier terminates the President’s employment under the terms of the Agreement. The President will receive a base salary that increases over the term of the agreement. The President will be eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors. The President will receive 7,500 shares of restricted stock that will vest in installments of 40%, 30% and 30% on December 31, 2007, 2008 and 2009, respectively. The shares will become fully vested on December 31, 2009. The President will be provided with health and life insurance, will be reimbursed for expenses and will be eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary). The Company will also pay the President’s automobile lease payments and certain club membership fees. Also, under a prior agreement, the Company issued to the President options to purchase 20,000 shares of the Company’s stock under the terms of the Company’s 2002 Stock Option Plan (see Note 10).

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

In the event of the early termination of the President for any reason other than cause, the Company would be obligated to compensate the President, in accordance with the terms of the President Agreement, through the full term of the President Agreement. Further, in the event the President’s position shall end or his responsibilities be significantly reduced as a result of a business combination (as defined), the President will be entitled to a lump sum payment equal to three times his then current annual compensation, plus his bonus for the prior calendar year, and all of the President’s previously granted stock options and restricted stock will immediately become fully vested.

In addition, the Company entered into an employment agreement with the Chief Administrative Officer of the Bank effective on October 26, 2005, which expires on December 31, 2007, unless earlier terminated by the Company. The agreement provides for a base salary, with annual adjustments, and an annual bonus as determined by the Board of Directors. The agreement also provides for vacation and various insurance benefits and reimbursement for travel, entertainment, and bank-related education and convention expenses. Also, under this agreement, the Company issued options to purchase 20,000 shares of the Company’s stock under the terms of the Company’s 2002 Stock Option Plan (see Note 10). On February 28, 2007, the Chief Administrative Officer was appointed as the Company’s Chief Operating Officer. This appointment will become effective on July 1, 2007. The Chief Administrative Officer will continue to serve in his current position until the appointment becomes effective.

Note 8.	Lease and Subleases

The Company leases the Bank’s main office under a twenty-year capital lease that expires in 2021. In addition, the Company leases its Branford branch office under a twenty-year capital lease that expires in 2022. Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance. The Company has also entered into operating leases for its New London and North Haven branches, which opened in 2006. The Company also leases the driveway to its main office and certain equipment under non-cancelable operating leases.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

At December 31, 2006, future minimum lease payments to be made and received under these leases by year and in the aggregate, are as follows:

	Capital	Operating	Sublease
Year	Leases	Leases	Income

2007	$171,424	$101,199	$12,775
2008	178,564	96,652	12,775
2009	183,087	97,994	12,775
2010	187,609	93,505	12,775
2011	206,741	96,340	12,775
2012 and thereafter	2,245,530	1,401,816	38,325
	3,172,955	$1,887,506	$102,200
Less amount representng interest	(1,984,827)

Present value of future minimum lease
payments - capital lease obligation	$1,188,128

Total rent expense charged to operations under the operating leases approximated $99,900 and $71,900 for the years ended December 31, 2006 and 2005, respectively. Rental income under the subleases, and a lease of space in premises owned, approximated $30,400 and $18,500 for the years ended December 31, 2006 and 2005, respectively.

Note 9.	Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Benefit for income taxs at statutory Federal rate	$(40,050)	$(94,673)
State tax benefit, net of Federal benefit	(5,171)	(13,123)
Increase in valuation allowance	55,043	120,937
Other	(9,822)	(13,141)
	$-	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

At December 31, 2006 and 2005, the components of gross deferred tax assets and liabilities are as follows:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$413,906	$303,051
Net operating loss carryforwards	921,018	965,813
Start-up costs	-	38,837
Unrealized loss on available for sale securities	97,405	131,882
Other	182,964	128,679
Gross deferred tax assets	1,615,293	1,568,262
Less valuation allowance	(1,505,041)	(1,484,475)
Deferred tax assets - net of valuation allowance	110,252	83,787

Deferred tax liabilities:
Tax bad debt reserve	40,438	15,295
Depreciation	69,814	68,492
Gross deferred tax liabilities	110,252	83,787

Net deferred taxes	$-	$-

As of December 31, 2006, the Company had tax net operating loss carryforwards of approximately $2,364,000 and $2,368,000 available to reduce future Federal and state taxable income, respectively, which expire in 2021 through 2026.

The net changes in the valuation allowance for 2006 and 2005 were increases of $20,566 and $168,400, respectively. The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized. The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding gains or losses on available for sale securities.

Note 10.	Shareholders’ Equity

Stock repurchases

The Company’s board of directors has approved the repurchase of up to 146,879 shares of the Company’s common stock. As of December 31, 2006, there have been no repurchases.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Income (loss) per share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share. Weighted average shares outstanding were 2,939,399 and 2,937,525 for the years ended December 31, 2006 and 2005, respectively.

Share-based plans

The Company has adopted three share-based plans, the 2001 Stock Option Plan (the “2001 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 2005 Stock Option and Award Plan (the “2005 Plan”), under which an aggregate of 582,914 shares of the Company’s common stock are reserved for issuance of the Company’s common stock, or upon the exercise of both incentive options and nonqualified options, granted under the share-based plans.

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

Also, under the 2005 Plan, awards in the form of the Company’s common stock may be granted. The vesting terms of the awards are determined at the time of the grant.

Upon adoption of the 2002 Option Plan in May 2002, the Company determined that no additional options will be granted under the 2001 Option Plan.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

A summary of the status of stock options at December 31, 2006, and changes during the year then ended, is as follows:

	2006
			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	431,068	$8.03
Granted	50,400	7.42
Exercised	-
Forfeited	(22,902)	7.99
Outstanding at end of year	458,566	7.91	7.1	$24,742

Vested or expected to vest at
the end of year	449,981	$7.92	7.1	$24,707

Exercisable at end of year	408,566	$7.97	6.9	$24,542

Weighted-average fair value per option
of options granted during the period	$3.40

The weighted-average fair value per option of options granted during the year ended December 31, 2005 was $2.78.

The fair value of options granted in the twelve months ended December 31, 2006 and 2005 was estimated at the grant date using the Black-Sholes option-pricing model with the following assumptions:

	2006	2005
Dividend rate	-	-
Risk free rate	5.05% to 5.17%	3.80% to 4.46%
Expected term (in years)	9 Years	8 Years
Weighted-average volatility	25%	20%
Expected volatility	25%	20%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The fair value of nonvested shares is determined based on the trading price of the Company's shares on the grant date. A summary of the status of the Company's nonvested shares related to restricted stock at December 31, 2006 and changes during the year then ended is as follows:

2006
Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning
of the period	-	$-
Granted	2,500	7.48
Vested	-
Forfeited	-
Nonvested restricted stock at end of the period	2,500	7.48

As of December 31, 2006, there was $108,107 of total unrecognized compensation cost related to nonvested options granted under the option plans and $14,025 of total unrecognized compensation related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.7 years. During the twelve months ended December 31, 2006, $32,719 for options and $4,675 for restricted stock, was recognized as compensation cost. No tax benefit related to the compensation cost was recognized due to the uncertainty of realizing the tax benefit in the future.

As of January 1, 2006, compensation of members of the Board of Directors is paid fifty percent in cash and fifty percent in stock, versus one hundred percent in options as done in prior years. The total director fees paid or to be paid in stock charged to noninterest expense for the twelve months ended December 31, 2006 was $34,695. During the twelve months ended December 31, 2006, 3,772 shares of stock with a fair value of $26,889 were issued in payment of director fees accrued.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

A summary of the status of the warrants at December 31, 2006, and changes during the twelve months then ended, is as follows:

2006
Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	77,184	$10.39
Granted	-
Exercised	-
Terminated	-
Outstanding at end of period	77,184	10.39	4.7	$-

Exercisable and vested at end of period	77,184	$10.39	4.7	$-

Note 11.	401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in The Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan. Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no discretionary contributions made by the Bank during 2006 and 2005.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

	2006	2005
Commitments to extend credit
Future loan commitments	$7,044,313	$3,982,679
Unused lines of credit	22,537,570	8,561,405
Undisbursed construction loans	1,588,933	437,825
Financial standby letters of credit	3,100,188	1,908,888
	$34,271,004	$14,890,797

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at December 31, 2006 and 2005 was not significant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since then, that management believes have changed the Bank’s category.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

The Company's and the Bank's actual capital amounts and ratios at December 31, 2006 and December 31, 2005 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
2006	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk Weighted Assets	$21,677	22.96%	$7,554	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	20,582	21.80%	3,776	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	20,582	17.56%	4,689	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$18,044	19.72%	$7,321	8.00%	$9,151	10.00%
Tier 1 Capital to Risk Weighted Assets	16,949	18.52%	3,660	4.00%	$5,490	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,949	14.82%	4,574	4.00%	$5,718	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
2005	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk Weighted Assets	$21,436	30.30%	$5,660	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	20,636	29.17%	2,830	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	20,636	24.17%	3,415	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$16,670	25.17%	$5,298	8.00%	$6,623	10.00%
Tier 1 Capital to Risk Weighted Assets	15,870	23.96%	2,649	4.00%	3,974	6.00%
Tier 1 (Leverage) Capital to Average Assets	15,870	20.38%	3,115	4.00%	3,893	5.00%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Restrictions on dividends, loans or advances

The Company’s ability to pay cash dividends is dependent on the Bank’s ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay cash dividends in excess of the Bank’s net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company. At December 31, 2006 and 2005, no dividends may be declared by the Bank without regulatory approval.

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

Changes in loans outstanding to such related parties during 2006 and 2005 are as follows:

	2006	2005

Balance, at beginning of year	$1,393,330	$788,695
Additional loans	3,051,659	1,191,312
Repayments	(2,685,413)	(2,086,677)
Other	-	1,500,000
Balance,end of year	$1,759,576	$1,393,330

Other related party loan transactions represent loans to related parties who either became related parties, or ceased being related parties, during the year.

Related party deposits aggregated approximately $5,070,800 and $5,113,600 as of December 31, 2006 and 2005, respectively.

Included in professional services for the year ended December 31, 2005 was approximately $53,600 of legal fees and accounting services incurred for services provided by law firms, principals of which were directors of the Company. No such services were provided for the year ended December 31, 2006.

During 2006 and 2005, the Company paid approximately $1,200 and $26,400, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

Rental income and expense reimbursements of approximately $19,000 and $19,300 were received in 2006 and 2005, respectively, from a tenant, the principal of which is related to the Company’s Vice Chairman.

Note 15.	Fair Value of Financial Instruments and Interest Rate Risk

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2006 and 2005. The estimated fair value amounts for 2006 and 2005 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
December 31, 2006 and 2005

As of December 31, 2006 and 2005, the recorded book balances and estimated fair values of the Company's financial instruments were:

	2006		2005
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$5,821,084	$5,821,084	$966,732	$966,732
Federal funds sold	22,700,000	22,700,000	9,579,000	9,579,000
Short-term investments	6,288,663	6,288,663	6,023,555	6,023,555
Available for sale securities	8,054,821	8,054,821	9,973,488	9,973,488
Federal Home Loan Bank stock	66,100	66,100	60,000	60,000
Loans receivable, net	75,306,255	74,930,000	55,881,508	55,851,952
Loans held for sale	118,223	118,223	401,503	401,503
Accrued interest receivable	467,698	467,698	324,346	324,346
Servicing rights	60,448	97,454	56,568	118,085
Interest only strips	82,203	94,863	88,946	141,119

Financial Liabilities:
Noninterest-bearing deposits	29,463,030	29,463,030	18,091,849	18,091,849
Interest bearing checking accounts	4,985,187	4,985,187	6,175,953	6,175,953
Money market deposits	36,324,952	36,324,952	27,001,393	27,001,393
Savings deposits	2,107,354	2,107,354	2,690,236	2,690,236
Time certificates of deposits	28,392,997	28,491,000	11,320,085	11,296,652
Repurchase agreements	883,603	883,603	1,363,368	1,363,368
Accrued interest payable	171,610	171,610	105,598	105,598

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2006 and 2005.

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