Form 10QSB
period 2007-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2007-05-14
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M  10 - QSB

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

Commission file number 0-49784

SOUTHERN CONNECTICUT BANCORP, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Connecticut (State or Other Jurisdiction of Incorporation or Organization)	06-1609692 (I.R.S. Employer Identification Number)
215 Church Street New Haven, Connecticut 06510 (Address of Principal Executive Offices)

(203) 782-1100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of
May 15, 2007: 2,943,735

Transitional Small Business Disclosure Format

Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes___ No X

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 (unaudited) and December 31, 2006
	2007	2006
Assets
Cash and due from banks	$7,017,922	$5,821,084
Federal funds sold	20,000,000	22,700,000
Short-term investments	7,409,117	6,288,663
Cash and cash equivalents	34,427,039	34,809,747

Available for sale securities, at fair value	7,105,940	8,054,821
Federal Home Loan Bank Stock	66,100	66,100
Loans receivable (net of allowance for loan losses of
$1,107,118 in 2007 and $1,062,661 in 2006)	78,090,922	75,306,255
Loans held for sale	171,882	118,223
Accrued interest receivable	535,166	467,698
Premises and equipment, net	4,358,570	4,424,828
Other assets	996,642	1,014,873
Total assets	$125,752,261	$124,262,545

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$26,297,567	$29,463,030
Interest bearing deposits	76,795,401	71,810,490
Total deposits	103,092,968	101,273,520

Repurchase agreements	403,578	883,603
Accrued expenses and other liabilities	630,430	585,445
Capital lease obligations	1,187,839	1,188,128
Total liabilities	105,314,815	103,930,696

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2007 2,942,219; 2006 2,941,297	29,422	29,413
Additional paid-in capital	24,170,644	24,147,883
Accumulated deficit	(3,563,448)	(3,595,370)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(199,172)	(250,077)
Total shareholders' equity	20,437,446	20,331,849

Total liabilities and shareholders' equity	$125,752,261	$124,262,545

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended
	March
	2007	2006
Interest Income
Interest and fees on loans	$1,732,175	$1,281,113
Interest on securities	68,028	78,721
Interest on federal funds sold and short-term investments	314,310	143,496
Total interest income	2,114,513	1,503,330

Interest Expense
Interest on deposits	743,285	366,430
Interest on capital lease obligations	43,868	43,541
Interest on repurchase agreements	2,234	3,296
Total interest expense	789,387	413,267

Net interest income	1,325,126	1,090,063

Provision for Loan Losses	99,793	(58,032)
Net interest income after
provision for loan losses	1,225,333	1,148,095

Noninterest Income
Service charges and fees	138,004	86,359
Gains on sales of loans	-	30,772
Other noninterest income	102,840	63,321
Total noninterest income	240,844	180,452

Noninterest Expense
Salaries and benefits	905,623	683,782
Occupancy and equipment	216,816	166,244
Professional services	85,358	101,667
Data processing and other outside services	103,911	81,180
Advertising and promotional expense	1,806	44,425
Forms, printing and supplies	18,511	32,303
Other operating expenses	102,230	140,053
Total noninterest expense	1,434,255	1,249,654

Net income	$31,922	$78,893

Basic income per share	$0.01	$0.03
Diluted income per share	$0.01	$0.03

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2007 and 2006 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2005	2,937,525	$29,375	$24,083,638	$(3,477,576)	$(338,594)	$20,296,843

Comprehensive Income:
Net Income	-	-	-	78,893	-	78,893
Unrealized holding loss on available
for sale securities	-	-	-	-	(45,232)	(45,232)
Total comprehensive income						33,661

Balance March 31, 2006	2,937,525	$29,375	$24,083,638	$(3,398,683)	$(383,826)	$20,330,504

Balance December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

Comprehensive Income:
Net Income	-	-	-	31,922	-	31,922
Unrealized holding gain on available
for sale securities	-	-	-	-	50,905	50,905
Total comprehensive income						82,827

Directors fees settled in common stock	922	9	6,602	-	-	6,611
Restricted stock compensation	-	-	1,870	-	-	1,870
Stock option compensation	-	-	14,289	-	-	14,289

Balance March 31, 2007	2,942,219	$29,422	$24,170,644	$(3,563,448)	$(199,172)	$20,437,446

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006 (unaudited)

Cash Flows From Operations	2007	2006
Net income	$31,922	$78,893
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(214)	(729)
Provision for loan losses	99,793	(58,032)
Share based compensation	22,770	-
Loans originated for sale, net of principal payments received	5,650	(202,000)
Proceeds from sales of loans	-	276,375
Gains on sales of loans	-	(30,772)
Depreciation and amortization	103,049	86,211
Increase in cash surrender value of life insurance	(10,200)	(8,250)
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	34,060	(8,674)
Increase in accrued interest receivable	(67,468)	(77,839)
Decrease (increase) in other assets	28,431	(28,303)
Increase in accrued expenses and other liabilities	44,985	166,419
Net cash provided by operating activities	292,778	193,299

Cash Flows From Investing Activities
Principal repayments on available for sale securities	-	2,608
Proceeds from maturities of available for sale securities	1,000,000	-
Net increase in loans receivable	(2,977,829)	(2,190,337)
Purchases of premises and equipment	(36,791)	(10,916)
Net cash used in investing activities	(2,014,620)	(2,198,645)

Cash Flows From Financing Activities
Net decrease in demand, savings and money market deposits	(1,235,190)	(1,781,210)
Net increase in certificates of deposit	3,054,638	3,342,515
Net decrease in repurchase agreements	(480,025)	(844,863)
Principal payments on capital lease obligations	(289)	(260)
Net cash provided by financing activities	1,339,134	716,182

Net decrease in cash and cash equivalents	(382,708)	(1,289,164)

Cash and cash equivalents
Beginning	34,809,747	16,569,287
Ending	$34,427,039	$15,280,123

(continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2007 and 2006 (unaudited)

	2007	2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$775,756	$394,318

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfer of loans held for sale to loans receivable	$-	$(102,216)

Transfer of loans receivable to loans held for sale	$59,309	$-

Unrealized holding gains (losses) on available for sale securities arising
during the period	$50,905	$(45,232)

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

Southern Connecticut Bancorp, Inc. (“Bancorp”), is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving the greater New Haven and greater New London markets, as well as the approximately 62 miles of coastal towns and communities located between these two cities and extending to Rhode Island (the “Southern Connecticut Market”). Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”) a Connecticut-chartered bank with its headquarters in New Haven, Connecticut. The Bank commenced operations on October 1, 2001. The Bank operates five branches, through three “brand” names. The Bank of Southern Connecticut is headquartered in New Haven, Connecticut with branch offices in the Amity/Westville section of New Haven, and in Branford, Connecticut, just east of New Haven. The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, opened March 6, 2006, and is headquartered in New London, Connecticut. The Bank of North Haven, a division of The Bank of Southern Connecticut, opened July 10, 2006, and is headquartered in North Haven, Connecticut. Each division is marketed as an independent entity and is staffed with senior executives who take an active role in community affairs.

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

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of Southern Connecticut Bancorp, Inc. and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2006, filed with the Securities and Exchange Commission on Form 10-KSB on March 28, 2007.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2007	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$7,199,685	$-	$(197,341)	$7,002,344
Mortgage Backed Securities	105,427	-	(1,831)	103,596
	$7,305,112	$-	$(199,172)	$7,105,940

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$8,199,467	$-	$(247,627)	$7,951,840
Mortgage Backed Securities	105,431	-	(2,450)	102,981
	$8,304,898	$-	$(250,077)	$8,054,821

At March 31, 2007, gross unrealized holding losses on available for sale securities totaled $199,172. All such unrealized losses have existed for a period of twelve months or longer. Management does not believe that any of the unrealized losses as of March 31, 2007 are other than temporary, as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies resulting from changes in the interest rate environment. Bancorp has the intent and ability to hold these securities to maturity if necessary and expects to receive all contractual principal and interest related to these investments. As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2006, gross unrealized holding losses on available for sale securities totaled $250,077. All such unrealized losses have existed for a period of twelve months or longer.

Note 4.  Loans Receivable

A summary of Bancorp’s loan portfolio at March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006

Commercial loans secured by real estate	$32,436,843	$32,004,940
Commercial loans	39,588,077	39,621,667
Construction and land loans	5,744,474	3,253,511
Residential mortgage loans	147,648	149,358
Consumer home equity loans	665,638	603,394
Consumer installment loans	719,400	806,026
Total gross loans	79,302,080	76,438,896
Net deferred loan fees	(104,040)	(69,980)
Allowance for loan losses	(1,107,118)	(1,062,661)
Loans receivable, net	$78,090,922	$75,306,255

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006:

	For the Period Ended March 31,
	2007	2006
Balance at beginning of period	$1,062,661	$778,051
Charge-offs	(58,739)	(2,568)
Recoveries	3,403	59,339
Provision charged to operations	99,793	(58,032)
Balance at end of period	$1,107,118	$776,790

Net (charge-offs) recoveries to average loans	(0.07%)	0.10%

Allowance for loan losses to gross loans receivable	1.39%	1.31%

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	March 31, 2007	December 31, 2006
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	297,361	301,833
Total nonperforming loans	$297,361	$301,833
% of Total Loans	0.38%	0.40%
% of Total Assets	0.24%	0.24%
Ratio of allowance for loan losses to nonperforming loans	3.72	3.52

Note 5.  Deposits

At March 31, 2007 and December 31, 2006, deposits consisted of the following:

	March 31, 2007	December 31, 2006
Noninterest bearing deposits	$26,297,567	$29,463,030

Interest bearing deposits
Checking	7,008,152	4,985,187
Money Market	36,326,722	36,324,952
Savings	2,012,892	2,107,354
Total checking, money market & savings	45,347,766	43,417,493

Time Certificates under $100,000	15,270,140	14,190,207
Time Certificates of $100,000 or more	16,177,495	14,202,790
Total time deposits	31,447,635	28,392,997
Total interest bearing deposits	76,795,401	71,810,490
Total deposits	$103,092,968	$101,273,520

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At March 31, 2007, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at March 31, 2007.

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

Note 7.  Income Per Share

Bancorp is required to present basic income per share and diluted income per share in its statements of income. Basic per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three month periods ended March 31, 2007 and 2006.

Income per Share

Three Months Ended March 31,
	2007			2006
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share
Income available to common shareholders	$31,922	2,942,147	$0.01	$78,893	2,937,525	$0.03
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	10,389	-	-	2,171	-
Diluted Income Per Share
Income available to common
shareholders plus assumed conversions	$31,922	2,952,536	$0.01	$78,893	2,939,696	$0.03

Note 8. Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Three Months Ended
	March 31, 2007
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$50,905	$-	$50,905

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities	$50,905	$-	$50,905

	Three Months Ended
	March 31, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(45,232)	$-	($45,232)

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding losses on available for sale
securities	$(45,232)	$-	$(45,232)

There is no tax effect relating to other comprehensive income (loss) because there is a full valuation allowance recorded against the deferred tax asset.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Commitments to extend credit
Future loan commitments	$19,249,591	$7,044,313
Unused lines of credit	23,817,530	22,537,570
Undisbursed construction loans	1,690,138	1,588,933
Financial standby letters of credit	3,005,588	3,100,188
	$47,762,847	$34,271,004

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at March 31, 2007 and December 31, 2006 was not significant.

Note 10. Recent Accounting Pronouncements

In February 2007, the Fianncial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 155 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for the Company beginning January 1, 2008. Management is evaluating the impact of the adpotion of SFAS 159 on the Company’s financial position and results of operations.

Effective January 1, 2007 Bancorp adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions. Based on a detailed review of all tax positions, it was determined that Bancorp has no significant unrecognized tax benefits, and therefore Bancorp’s adoption of FIN 48 had no impact on the Company’s consolidated financial statements. If such amounts are recorded in future periods, Bancorp will present any related interest and penalties as part of the provision for income taxes.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of Bancorp. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2007 and 2006, along with the audited financial statements as of and for the year ended December 31, 2006, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2007.

Summary

As of March 31, 2007, Bancorp had $125.8 million of total assets, $78.1 million of loans receivable, and $103.1 million of total deposits. Total equity capital at March 31, 2007 was $20.4 million, representing a Tier I Leverage Capital Ratio of 17.16%. Net interest margin for the three months ended March 31, 2007 was 4.90%. Bancorp had net income of $31,922 (or basic and diluted earnings per share of $0.01) for the three months ended March 31, 2007, compared to a net income of $78,893 (or basic and diluted earnings per share of $0.03) for the three months ended March 31, 2006. The provision for loan losses for the three months ended March 31, 2007 was $99,793 as compared to ($58,032) for the same period in 2006, a difference of $157,825. This increase was attributable to growth in the loan portfolio along with the repayment of several substantial loans that had been secured by readily marketable collateral (therefore requiring less reserve). The negative provision for the three months ended March 31, 2006 was due in large part to a recovery recognized by the Bank on a loan that had previously been charged-off.

Critical Accounting Policy

In the ordinary course of business, Bancorp has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principals generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Bancorp believes the following discussion addresses Bancorp’s only critical accounting policy, which is the policy that is most important to the portrayal of Bancorp’s financial condition and results and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Bancorp has reviewed this critical accounting policy and estimate with its audit committee. Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2006, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2007.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Based upon this evaluation, management believes the allowance for loan losses of $1,107,118 or 1.39% of gross loans at March 31, 2007 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2006, the allowance for loan losses was $1,062,661 or 1.39% of gross loans outstanding.

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

Management considers all non-accrual loans, other loans past due 90 days or more, based on contractual terms, and restructured loans to be impaired. Loans for which payments are past due, but not more than 90 days past due, are not considered to be impaired unless management determines that full collection of principal and interest is doubtful.

Recent Accounting Changes

Effective January 1, 2007 Bancorp adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions. Based on a detailed review of all tax positions, it was determined that Bancorp has no significant unrecognized tax benefits, and therefore Bancorp’s adoption of FIN 48 had no impact on the Company’s consolidated financial statements. If such amounts are recorded in future periods, Bancorp will present any related interest and penalties as part of the provision for income taxes.

Comparison of Financial Condition as of March 31, 2007 versus December 31, 2006

General
Bancorp’s total assets were $125.8 million at March 31, 2007, an increase of $1.5 million (1.2%) from $124.3 million in assets as of December 31, 2006. Average interest earning assets for the three months ended March 31, 2007 were $109.6 million, an increase of $17.4 million (18.9%) from $92.2 million at December 31, 2006.

Investments
Available for sale securities totaled $7.1 million as of March 31, 2007, a decrease of $949,000 from a balance of $8.1 million December 31, 2006. The available for sale securities portfolio is invested entirely in U.S. government sponsored agency and sponsored agency issued mortgage backed securities. The reduction in balance was due to the maturity of one of Bancorp’s investments. The proceeds from the maturity were reinvested in short term financial instruments.

As of March 31, 2007, gross unrealized losses on the available for sale securities portfolio totaled $199,172. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in Bancorp’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and further believes that Bancorp will receive all contractual principal and interest related to these investments.

Loans
Net loans receivable increased $2.8 million (3.7%) from $75.3 million at December 31, 2006 to $78.1 million at March 31, 2007. The increase in loans is due primarily to construction and land loans. The increase in the loans receivable portfolio was funded primarily by increased deposits. The ratio of loans receivable to deposits as of March 31, 2007 was 75.7%. Bancorp maintains a target ratio of loans receivable to deposits of 80% to 90%, subject to the review of Bancorp’s and the Bank’s Boards of Directors. The Bank currently has a large amount of loans pending closing; if these loans are closed, the ratio of loans receivable to deposits is expected to increase as well.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006:

	For the Period Ended March 31,
	2007	2006
Balance at beginning of period	$1,062,661	$778,051
Charge-offs	(58,739)	(2,568)
Recoveries	3,403	59,339
Provision charged to operations	99,793	(58,032)
Balance at end of period	$1,107,118	$776,790

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	March 31, 2007	December 31, 2006
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	297,361	301,833
Total nonperforming loans	$297,361	$301,833
% of Total Loans	0.38%	0.40%
% of Total Assets	0.24%	0.24%
Ratio of allowance for loan losses to nonperforming loans	3.72	3.52

Potential Problem Loans
At March 31, 2007, the Bank had no other loans, other than those disclosed in the table above, as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
Deposits were $103.1 million at March 31, 2007, an increase of $1.8 million (1.8%) from $101.3 million as of December 31, 2006. Non-interest bearing checking accounts were $26.3 million at March 31, 2007, a decrease of $3.2 million (10.8%) from $29.5 million. Time deposits were $31.4 million at March 31, 2007, an increase of $3.1 million or 10.7% from December 31, 2006. Savings accounts decreased approximately $94,000 from year-end 2006. Interest bearing checking accounts and money market demand accounts increased $2.0 million or 4.9% from March 31, 2007 to December 31, 2006.

While the Bank’s total deposit portfolio increased in the first quarter, the first quarter is traditionally a difficult time for the Bank to increase deposits. The typical commercial customer will pay down loans at the beginning of the calendar year and various tax payments generally tend to reduce deposit levels of commercial customers.

Currently the Bank does not have any brokered deposits. The Bank does maintain relationships with several deposit brokers and could utilize the services of one or more of such brokers if management determines that issuing brokered certificates of deposits was in the best interest of the Bank and the Company.

Other
Repurchase agreement balances decreased $480,025 from $883,603 at December 31, 2006 to $403,578 as of March 31, 2007, due to normal customer activity.

Results of Operations - Comparison of Results for the Three Months Ended March 31, 2007 and March 31, 2006

General
Bancorp had net income of $31,922 for the three months ended March 31, 2007 versus net income of $78,893 for the three months ended March 31, 2006. The decrease was attributable to increased Noninterest expense as well as increased provisions to the allowance for Loan Losses in 2007 over the same period in 2006.

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

For the three months ended March 31, 2007, net interest income was $1.3 million versus $1.1 million for the three months ended March 31, 2006, an increase of $200,000 or 18.2%. This increase was attributable to an increase of $28.7 million in average earning assets. The increase in average earning assets was primarily comprised of increases in average loans of $19.4 million and an increase in average federal funds sold of $10.9 million, offset partially by a decrease in average investments of $2.1 million.

The yield on average earning assets for the three months ending March 31, 2007 was 7.82% versus 7.53% for the same period in 2006, a favorable increase of 29 basis points. The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2006 and early 2007, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 4.33% for the three months ended March 31, 2007 versus 3.50% for the three months ended March 31, 2006, an increase of 83 basis points, reflecting a general increase in market interest rates. The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on deposit accounts. The average rate of interest paid on time deposits increased 134 basis points for the three months ended March 31, 2007 versus the three months ended March 31, 2006. Also, the Bank’s average cost of funds for money market and interest bearing checking increased 48 basis for the three months ended March 31, 2007 versus the three months ended March 31, 2006.

The prevailing interest rate market over the past year poses a challenge for the Bank. Short term rates have exceeded longer term rates for much of the past year. The inverted nature of the yield curve has adversely affected the Bank’s net interest income as much of the Bank’s deposit base is short-term. The Bank has taken steps to extend deposit repricing by increasing its percentage of time deposits, but approximately 70% of the Bank’s portfolio is comprised of checking, savings and money market accounts.

As a result of the yield curve and interest rates generally, Bancorp’s net interest margin and net interest spread have decreased for the three months ended March 31, 2007 versus the same period in 2006. For the three months ended March 31, 2007, Bancorp’s net interest margin was 4.90%, a decrease of 56 basis points versus 5.46% for the three months ended March 31, 2006. At the same time, Bancorp’s interest spread decreased 54 basis points from 4.03% to 3.49%.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended March 31, 2007 and March 31, 2006.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	March 31, 2007			March 31, 2006
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$77,058	$1,732	9.12%	$57,625	$1,281	9.02%	$451
Short-term investments	6,588	84	5.17%	6,062	65	4.35%	19
Investments	7,881	68	3.50%	10,028	79	3.19%	(11)
Federal funds sold	18,106	230	5.15%	7,227	78	4.38%	152
Total interest earning assets	109,633	2,114	7.82%	80,942	1,503	7.53%	611

Cash and due from banks	5,709			1,319
Premises and equipment, net	4,395			4,434
Allowance for loan losses	(1,087)			(780)
Other	1,504			1,243
Total assets	$120,154			$87,158

Interest bearing liabilities
Time certificates	$29,843	369	5.01%	$13,385	121	3.67%	248
Savings deposits	2,026	7	1.40%	2,794	10	1.45%	(3)
Money market / checking deposits	40,186	367	3.70%	29,561	235	3.22%	132
Capital lease obligations	1,188	44	15.02%	1,189	44	15.01%	-
Repurchase agreements	604	2	1.34%	891	3	1.37%	(1)

Total interest bearing liabilities	73,847	789	4.33%	47,820	413	3.50%	376

Non-interest bearing deposits	25,254			18,498
Accrued expenses and
other liabilities	631			460
Shareholder's equity	20,422			20,380
Total liabilities and equity	$120,154			$87,158

Net interest income		$1,325			$1,090		$235

Interest spread			3.49%			4.03%
Interest margin			4.90%			5.46%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following tables summarize the variance in interest income and interest expense for the three months ended March 31, 2007 and 2006 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	March 31, 2007 v. 2006
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$451	$437	$14
Short-term investments	19	6	13
Investments	(11)	(50)	39
Federal funds sold	152	136	16
Total interest earning assets	611	529	82

Interest bearing liabilities
Time certificates	248	191	57
Savings deposits	(3)	(3)	0
Money market / checking deposits	132	93	39
Capital lease obligations	-	-	-
Repurchase agreements	(1)	(1)	0
Total interest bearing liabilities	376	280	96
Net interest income	$235	$249	$(14)

Provision for Loan Losses
Bancorp recorded $99,793 as provision for loan losses for the three months ended March 31, 2007. The provision reflects an increase in the size of the loan portfolio as well as the payoff of several large loans that had been secured by readily marketable collateral (principally deposit accounts held by the Bank). These loans that were paid off were replaced by conventional loans, therefore requiring an increased amount of provision for loan losses (as compared to a lower reserve requirement for a loan secured by readily marketable collateral). For the three months ended March 31, 2006, Bancorp recorded a credit to the loan loss provision of $58,000 which was charged to operations. This credit amount reflected the recovery of a loan that had previously been charged off, which resulted in a credit balance of the provision for loan losses for the quarter.

Noninterest Income
Noninterest income was $240,844 for the three months ended March 31, 2007 versus $180,452 for the three months ended March 31, 2006. The increase was attributable to an overall increase in business, along with substantial pre-payment penalties the Bank received for prepaid loans. The Bank did not record any gains on sales of loans during the three months ended March 31, 2007 versus approximately $31,000 of such income recorded for the three months ended March 31, 2006, as no loans were sold in the first quarter of 2007.

Noninterest Expense
Total noninterest expense was approximately $1.4 million for the three months ended March 31, 2007 versus $1.2 million for the same period in 2006, an increase of approximately $200,000 or 16.7%.

A primary factor contributing to the increase in non-interest expense year-over-year was the opening of two new branches of The Bank of Southern Connecticut. The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut located in New London, Connecticut opened on March 6, 2006. The Bank of North Haven, a division of The Bank of Southern Connecticut located in North Haven, Connecticut opened on July 10, 2006, however costs were incurred in the first quarter of 2006 in anticipation of the branch opening. The opening of these two branches has increased the Bank’s operating expenses, primarily salaries and benefits expense and occupancy expense. In addition, the Bank’s data processing expense, which varies depending on the Bank’s total assets, has increased commensurately with the Bank’s increase in assets. The overall increase in noninterest expense was offset slightly by a decrease in professional services expense and a large decrease in advertising expense. The reduction in advertising expense was related largely to the decision by the Bank to hire an in-house marketing officer rather than retaining the services of a third party.

  Salaries and benefits for the first quarter of 2007 were $905,623, an increase of $221,841, or 32.4%, from the first quarter of 2006. Occupancy and equipment for the first quarter of 2007 increased by $50,572 or 30.4%. Professional fees for the first quarter of 2007 decreased by $16,309 or 16.0%. Data processing and other outside services for the first quarter of 2007 increased by $22,731 or 28.0%. Advertising and promotional expense for the first quarter of 2007 decreased $42,619 or 95.9%.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of March 31, 2007 and December 31, 2006 consisted of liquid assets totaling $41.5 million and $42.9 million, respectively. This represents 33.0% and 34.5% of total assets at March 31, 2007 and December 31, 2006, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale. Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

In addition to the foregoing sources of liquidity, the Bank maintains a relationship with the Federal Home Loan Bank of Boston and has the ability to pledge certain of the Bank’s assets as collateral for borrowings from that institution. In addition, the Bank maintains relationships with several brokers of certificates of deposits and could utilize the services of these brokers if the Bank needed additional liquidity to meet its needs.

Capital

The following Table illustrates Bancorp's regulatory capital ratios at:

	March 31,	December 31,
	2007	2006
Tier 1 (Leverage) Capital to Average Assets	17.16%	17.56%
Tier 1 Capital to Risk-Weighted Assets	21.05%	21.80%
Total Capital to Risk-Weighted Assets	22.18%	22.96%

The following Table illustrates the Bank's regulatory capital ratios at:

	March 31,	December 31,
	2007	2006
Tier 1 (Leverage) Capital to Average Assets	14.54%	14.82%
Tier 1 Capital to Risk-Weighted Assets	17.89%	18.52%
Total Capital to Risk-Weighted Assets	19.06%	19.72%

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

Bancorp’s goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations. The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates. In order to reach an acceptable interest rate spread, Bancorp must generate loans and seek acceptable long-term investments to replace the lower yielding balances in Federal Funds sold and short-term investments. The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet. One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of the liabilities. In fact, a number of the interest bearing deposit products have no contractual maturity. Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by Senior Management of the Bank and is reported quarterly to the Asset and Liability Management Committee and the Board of Directors of the Bank and Bancorp. Management reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk.

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

Based upon an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with participation of Bancorp’s Chief Executive Officer, its Chief Operating Officer, and its Chief Financial Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures have been effective in ensuring that material information relating to Bancorp, including its subsidiary, is made known to the certifying officer by others within Bancorp and the Bank during the period covered by this report.

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

There have not been any significant changes in Bancorp’s internal controls or in other factors that occurred during Bancorp’s quarter ended March 31, 2007 that could significantly affect these controls subsequent to the evaluation referenced in paragraph (a) above.

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

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to Bancorp’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chairman and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ Joseph V. Ciaburri
Name: Joseph V. Ciaburri
Date: May 15, 2007	Title: Chairman & Chief Executive Officer

By: /s/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: May 15, 2007	Title: President & Chief Operating Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: May 15, 2007	Title: Vice President & Chief Accounting Officer

Exhibit Index
No.	Description
3(i)
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Bancorp’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to Bancorp’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification by Chief Accounting Officer.

32.1	Section 1350 Certification by Chairman and Chief Executive Officer

32.2	Section 1350 Certification by President and Chief Operating Officer

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer