Form 10QSB
period 2007-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2007-08-10
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

F O R M   10 – QSB

⊠Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of
August 10, 2007:     2,943,735

Transitional Small Business Disclosure Format

Yes  __  No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes___ No X

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006 (unaudited)
	2007	2006
Assets
Cash and due from banks	$5,606,797	$5,821,084
Federal funds sold	19,100,000	22,700,000
Short-term investments	7,566,940	6,288,663
Cash and cash equivalents	32,273,737	34,809,747

Available for sale securities, at fair value	7,086,233	8,054,821
Federal Home Loan Bank Stock	66,100	66,100
Loans receivable (net of allowance for loan losses of
$1,140,787 in 2007 and $1,062,661 in 2006)	84,631,413	75,306,255
Loans held for sale	60,349	118,223
Accrued interest receivable	495,921	467,698
Premises and equipment, net	4,263,056	4,424,828
Other assets	1,151,811	1,014,873
Total assets	$130,028,620	$124,262,545

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$25,896,200	$29,463,030
Interest bearing deposits	81,125,401	71,810,490
Total deposits	107,021,601	101,273,520

Repurchase agreements	710,576	883,603
Accrued expenses and other liabilities	688,305	585,445
Capital lease obligations	1,187,542	1,188,128
Total liabilities	109,608,024	103,930,696

Commitments and Contingencies (Note 9)	-	-

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2007 2,943,735; 2006 2,941,297	29,437	29,413
Additional paid-in capital	24,196,614	24,147,883
Accumulated deficit	(3,586,464)	(3,595,370)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(218,991)	(250,077)
Total shareholders' equity	20,420,596	20,331,849

Total liabilities and shareholders' equity	$130,028,620	$124,262,545

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)

	Three Months Ended		Six Months Ended
	June		June
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$1,837,813	$1,398,289	$3,569,992	$2,679,402
Interest on securities	62,281	77,443	130,309	156,163
Interest on federal funds sold and short-term investments	357,467	175,983	671,778	319,479
Total interest income	2,257,561	1,651,715	4,372,079	3,155,044

Interest Expense
Interest on deposits	814,711	449,984	1,557,998	816,413
Interest on capital lease obligations	43,936	43,640	87,804	87,181
Interest on repurchase agreements	2,261	4,315	4,496	7,612
Total interest expense	860,908	497,939	1,650,298	911,206

Net interest income	1,396,653	1,153,776	2,721,781	2,243,838

Provision for Loan Losses	27,451	162,507	127,244	104,475
Net interest income after
provision for loan losses	1,369,202	991,269	2,594,537	2,139,363

Noninterest Income
Service charges and fees	142,999	132,392	281,002	218,751
Gains on sales of loans	45,286	20,250	45,286	51,022
Other noninterest income	91,552	43,940	194,391	107,262
Total noninterest income	279,837	196,582	520,679	377,035

Noninterest Expense
Salaries and benefits	920,097	743,128	1,825,720	1,426,909
Occupancy and equipment	215,714	184,039	432,532	350,284
Professional services	173,095	155,545	258,452	257,213
Data processing and other outside services	106,667	92,470	210,578	173,443
Advertising and promotional expense	10,043	76,324	11,849	120,748
Forms, printing and supplies	20,655	32,126	39,165	64,428
FDIC Insurance	61,074	6,648	63,472	13,131
Other operating expenses	164,710	139,979	264,542	273,757
Total noninterest expense	1,672,055	1,430,259	3,106,310	2,679,913

Net (loss) income	$(23,016)	$(242,408)	$8,906	$(163,515)

Basic (loss) income per share	$(0.01)	$(0.08)	$0.00	$(0.06)
Diluted (loss) income per share	$(0.01)	$(0.08)	$0.00	$(0.06)

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2007 and 2006 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2005	2,937,525	$29,375	$24,083,638	$(3,477,576)	$(338,594)	$20,296,843

Comprehensive Loss:
Net loss	-	-	-	(163,515)	-	(163,515)
Unrealized holding loss on available
for sale securities	-	-	-	-	(79,290)	(79,290)
Total comprehensive loss						(242,805)

Common stock issued	1,344	14	9,529			9,543

Balance June 30, 2006	2,938,869	$29,389	$24,093,167	$(3,641,091)	$(417,884)	$20,063,581

Balance December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

Comprehensive Income:
Net income	-	-	-	8,906	-	8,906
Unrealized holding gains on available
for sale securities	-	-	-	-	31,086	31,086
Total comprehensive income						39,992

Directors fees settled in common stock	2,438	24	18,290	-	-	18,314
Restricted stock compensation	-	-	3,507	-	-	3,507
Stock option compensation	-	-	26,934	-	-	26,934

Balance June 30, 2007	2,943,735	$29,437	$24,196,614	$(3,586,464)	$(218,991)	$20,420,596

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006 (unaudited)

Cash Flows From Operations	2007	2006
Net income (loss)	$8,906	$(163,515)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(326)	(1,192)
Provision for loan losses	127,244	104,475
Share based compensation	30,441	-
Loans originated for sale, net of principal payments received	(151,435)	(427,369)
Proceeds from sales of loans	254,595	462,000
Gains on sales of loans	(45,286)	(51,022)
Depreciation and amortization	206,782	176,813
Increase in cash surrender value of life insurance	(20,400)	(16,500)
Changes in assets and liabilities:
Decrease in deferred loan fees	(19,249)	(15,892)
Increase in accrued interest receivable	(28,223)	(46,901)
Increase in other assets	(116,538)	(113,103)
Increase in accrued expenses and other liabilities	121,174	223,467
Net cash provided by operating activities	367,685	131,261

Cash Flows From Investing Activities
Principal repayments on available for sale securities	-	2,988
Proceeds from maturities of available for sale securities	1,000,000	1,000,000
Purchases of Federal Home Loan Bank Stock	-	(6,100)
Net increase in loans receivable	(9,433,153)	(8,152,092)
Purchases of premises and equipment	(45,010)	(136,394)
Net cash used in investing activities	(8,478,163)	(7,291,598)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	3,733,912	5,593,043
Net increase in certificates of deposit	2,014,169	4,259,782
Net decrease in repurchase agreements	(173,027)	(543,293)
Principal payments on capital lease obligations	(586)	(528)
Net cash provided by financing activities	5,574,468	9,309,004

Net (decrease) increase in cash and cash equivalents	(2,536,010)	2,148,667

Cash and cash equivalents
Beginning	34,809,747	16,569,287
Ending	$32,273,737	$18,717,954

		(continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2007 and 2006 (unaudited)

	2007	2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,643,272	$899,240

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfer of loans held for sale to loans receivable	$-	$(86,884)

Transfer of loans receivable to loans held for sale	$59,309	$-

Accrued director's fees paid in common stock	$18,314	$9,543

Unrealized holding gains (losses) on available for sale securities arising
during the period	$31,086	$(79,290)

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operation

Southern Connecticut Bancorp, Inc. (“Bancorp”), is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving the greater New Haven and greater New London markets, as well as the approximately 62 miles of coastal towns and communities located between these two cities (the “Southern Connecticut Market”).  Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”) a Connecticut-chartered bank with its headquarters in New Haven, Connecticut.  The Bank commenced operations on October 1, 2001.  The Bank operates five branches, through three divisions.  The Bank of Southern Connecticut is headquartered in New Haven, Connecticut with branch offices in the Amity/Westville section of New Haven, and in Branford, Connecticut, just east of New Haven.  The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, opened March 6, 2006, and is headquartered in New London, Connecticut.  The Bank of North Haven, a division of The Bank of Southern Connecticut, opened July 10, 2006, and is headquartered in North Haven, Connecticut.  Each division is marketed as an independent entity and is staffed with senior executives who take an active role in community affairs.

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

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of Southern Connecticut Bancorp, Inc. and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2006, filed with the Securities and Exchange Commission on Form 10-KSB on March 28, 2007.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2007	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$7,199,800	$-	$(215,989)	$6,983,811
Mortgage Backed Securities	105,424	-	(3,002)	102,422
	$7,305,224	$-	$(218,991)	$7,086,233

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$8,199,467	$-	$(247,627)	$7,951,840
Mortgage Backed Securities	105,431	-	(2,450)	102,981
	$8,304,898	$-	$(250,077)	$8,054,821

At June 30, 2007, gross unrealized holding losses on available for sale securities totaled $218,991.  All such unrealized losses have existed for a period of twelve months or longer.  Management does not believe that any of the unrealized losses as of June 30, 2007 are other than temporary, as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has the ability to hold until  maturity or until the fair value fully recovers.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2006, gross unrealized holding losses on available for sale securities totaled $250,077.  All such unrealized losses have existed for a period of twelve months or longer.

Note 4.   Loans Receivable

A summary of Bancorp’s loan portfolio at June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006

Commercial loans secured by real estate	$37,301,093	$32,004,940
Commercial loans	40,732,961	39,621,667
Construction and land loans	6,313,803	3,253,511
Residential mortgage loans	145,907	149,358
Consumer home equity loans	653,841	603,394
Consumer installment loans	713,824	806,026
Total gross loans	85,861,429	76,438,896
Net deferred loan fees	(89,229)	(69,980)
Allowance for loan losses	(1,140,787)	(1,062,661)
Loans receivable, net	$84,631,413	$75,306,255

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006:

	For the Period Ended June 30,
	2007	2006
Balance at beginning of period	$1,062,661	$778,051
Charge-offs	(58,739)	(2,759)
Recoveries	9,621	59,453
Provision charged to operations	127,244	104,475
Balance at end of period	$1,140,787	$939,220

Net (charge-offs) recoveries to average loans	(0.06%)	0.09%

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	June 30, 2007	December 31, 2006
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	297,361	301,833
Total nonperforming loans	$297,361	$301,833
% of Total Loans	0.35%	0.40%
% of Total Assets	0.23%	0.24%
Ratio of allowance for loan losses to nonperforming loans	3.84	3.52

Note 5.  Deposits

At June 30, 2007 and December 31, 2006, deposits consisted of the following:

	June 30, 2007	December 31, 2006
Noninterest bearing deposits	$25,896,200	$29,463,030

Interest bearing deposits
Checking	7,559,832	4,985,187
Money Market	41,273,690	36,324,952
Savings	1,884,713	2,107,354
Total checking, money market & savings	50,718,235	43,417,493

Time Certificates under $100,000	15,489,393	14,190,207
Time Certificates of $100,000 or more	14,917,773	14,202,790
Total time deposits	30,407,166	28,392,997
Total interest bearing deposits	81,125,401	71,810,490
Total deposits	$107,021,601	$101,273,520

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At June 30, 2007, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at June 30, 2007.

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

Note 7.  Income (Loss) Per Share

Bancorp is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share. The following is information about the computation of income (loss) per share for the three month and six month periods ended June 30, 2007 and 2006.

Income (Loss) per Share

Three Months Ended June 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(23,016)	2,943,628	$(0.01)	$(242,408)	2,937,822	$(0.08)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(23,016)	2,943,628	$(0.01)	$(242,408)	2,937,822	$(0.08)

Six Months Ended June 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (Loss) available to common shareholders	$8,906	2,942,912	$0.00	$(163,515)	2,937,822	$(0.06)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	6,025	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$8,906	2,948,937	$0.00	$(163,515)	2,937,822	$(0.06)

Note  8.      Other Comprehensive Income (Loss)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Six Months Ended
	June 30, 2007
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$31,086	$-	$31,086

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities	$31,086	$-	$31,086

	Six Months Ended
	June 30, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(79,290)	$-	$(79,290)

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding losses on available for sale
securities	$(79,290)	$-	$(79,290)

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Commitments to extend credit
Future loan commitments	$15,000,074	$7,044,313
Unused lines of credit	18,829,387	22,537,570
Undisbursed construction loans	1,338,566	1,588,933
Financial standby letters of credit	3,219,938	3,100,188
	$38,387,965	$34,271,004

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower.  Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based upon management’s credit evaluation of the counterparty.  Collateral held varies, but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on Bancorp’s consolidated balance sheet at their fair value at inception.  The liability related to guarantees recorded at June 30, 2007 and December 31, 2006 was not significant.

Note 10.      Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 155 (SFAS 159).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for the Company beginning January 1, 2008.  Management is evaluating the impact of the adpotion of SFAS 159 on the Company’s financial position and results of operations.

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

Item 2.      Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of Bancorp.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2007 and 2006, along with the audited financial statements as of and for the year ended December 31, 2006, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2007.

Summary

As of June 30, 2007, Bancorp had $130.0 million of total assets, $84.6 million of loans receivable, and $107.0 million of total deposits.  The increase in total assets, loans receivable and total deposits is attributable to Bancorp’s ongoing marketing efforts.  Total equity capital at June 30, 2007 was $20.4 million, representing a Tier I Leverage Capital Ratio of 16.20%.

Net interest margin for the three and six months ended June 30, 2007 was 4.82% and 4.86%, respectively, as compared to 5.40% and 5.43% for the three and six months ended June 30, 2006.  The decrease in Net interest margin is largely attributable to prevailing interest rates as opposed to changes in the Bank’s practices.  In addition, as the Bank continues to grow, it is considering larger loan requests from larger businesses who are much more price sensitive on both the loan and deposit sides, thus making it necessary for the Bank to slightly sacrifice some of its spread in order to increase its overall market share.

Bancorp had a net loss of $23,000 (or basic and diluted loss per share of $0.01) for the three months ended June 30, 2007, compared to a net loss of $242,000 (or basic and diluted loss per share of $0.08) for the three months ended June 30, 2006.  Bancorp had net income of $9,000 (or basic and diluted earnings per share of $0.00) for the six months ended June 30, 2007, compared to a net loss of $164,000 (or basic and diluted loss per share of $0.06) for the six months ended June 30, 2006.  The provision for loan losses for the three and six months ended June 30, 2007 was $27,000 and $127,000, respectively, as compared to $163,000 and $104,000 for the same periods in 2006.  Bancorp’s earnings for the three and  six months ended June 30, 2007 were hampered by deposit insurance payable to the FDIC of $61,000 and $63,000,  respectively, compared to $7,000 and $13,000 for the three months and six months ended June 30, 2006.  In addition, Bancorp incurred several one-time expenses related to employee severance and retirement during the three months and six months ended June 30, 2007.

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

The allowance consists of general and specific components.  The general component of the allowance for loan losses is accounted for under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.  The specific component relates to loans that are considered impaired pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15.

Based upon this evaluation, management believes the allowance for loan losses  of $1,141,000 or 1.35% of gross loans receivable and 3.84 times non-accrual loans at June 30, 2007 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2006, the allowance for loan losses was $1,063,000 or 1.39% of gross loans receivable and 3.52 times non-accrual loans.

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

Comparison of Financial Condition as of June 30, 2007 versus December 31, 2006

General
Bancorp’s total assets were $130.0 million at June 30, 2007, an increase of $5.7 million (4.6%) from $124.3 million in assets as of December 31, 2006.  Interest earning assets for the six months ended June 30, 2007 were $118.5 million, an increase of $6.0 million (5.3%) from $112.5 million for the year ended December 31, 2006.

Investments
Available for sale securities totaled $7.1 million as of June 30, 2007, a decrease of $969,000 from a balance of $8.1 million December 31, 2006.  The available for sale securities portfolio is invested entirely in U.S. government sponsored agency and sponsored agency issued mortgage backed securities.  The reduction in balance was due to the maturity of one of Bancorp’s investments.  The proceeds from the maturity were reinvested in short-term financial instruments.

As of June 30, 2007, gross unrealized losses on the available for sale securities portfolio totaled $219,000.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in Bancorp’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and further believes that Bancorp will receive all contractual principal and interest related to these investments.  Management regularly reviews the investment portfolio with respect to the appropriateness of the investments.  This includes the consideration of profitability, quality of the investment, interest rate risk and liquidity, as well as other considerations.  While management feels the current portfolio is appropriate, in the future, as Bancorp’s needs change, Bancorp may make changes to its investment portfolio.

Loans
Net loans receivable increased $9.3 million (12.4%) from $75.3 million at December 31, 2006 to $84.6 million at June 30, 2007.  The increase in loans is due primarily to commercial real estate and construction loans.  The increase in the loans receivable portfolio was funded primarily by increased deposits.  The ratio of loans receivable to deposits as of June 30, 2007 was 79.1%.  Bancorp maintains a target ratio of loans receivable to deposits of 80% to 90%, subject to the review of Bancorp’s and the Bank’s Boards of Directors.  The Bank currently has a large amount of loans pending closing; if these loans are closed, the ratio of loans receivable to deposits is expected to increase as well.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans
Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006:

	For the Period Ended June 30,
	2007	2006
Balance at beginning of period	$1,062,661	$778,051
Charge-offs	(58,739)	(2,759)
Recoveries	9,621	59,453
Provision charged to operations	127,244	104,475
Balance at end of period	$1,140,787	$939,220

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	June 30, 2007	December 31, 2006
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	297,361	301,833
Total nonperforming loans	$297,361	$301,833
% of Total Loans	0.35%	0.40%
% of Total Assets	0.23%	0.24%
Ratio of allowance for loan losses to nonperforming loans	3.84	3.52

Potential Problem Loans
At June 30, 2007, the Bank had loans totaling $1.5 million, which were not disclosed in the table above which were not on non-accrual status but deemed impaired pursuant to Statement of Financial Accounting Standards No. 114.  Each of these loans is current with respect to principal and interest.  Management of Bancorp has reviewed the collateral for each of these loans and considers the current reserves on these loans adequate to cover potential losses, if any, related to these relationships.

Deposits
Deposits were $107.0 million at June 30, 2007, an increase of $5.7 million (5.7%) from $101.3 million at December 31, 2006.  Non-interest bearing checking accounts were $25.9 million at June 30, 2007, a decrease of $3.6 million (12.1%) from $29.5 million at December 31, 2006.  The balance of non-interest bearing checking can fluctuate as much as 5-10% on a daily basis.  Total interest bearing checking, money market and savings increased $7.3 or 16.8% to $50.7 million at June 30, 2007 from $43.4 million at December 31, 2006.  Certificates of deposit increased to $30.4 million at June 30, 2007 from $28.4 million at December 31, 2006, a 7.1% increase.  The overall growth of the Bank’s deposit portfolio is the result of the Bank’s ongoing marketing efforts.

Currently the Bank does not have any brokered deposits.  The Bank does maintain relationships with several deposit brokers and could utilize the services of one or more of such brokers if management determines that issuing brokered certificates of deposits would be in the best interest of the Bank and the Company.

Other
Repurchase agreement balances totaled 711,000 at June 30, 2007 as compared to $884,000 at December 31, 2006.  The decrease is due to normal customer activity.

Results of Operations – Comparison of Results for the three months and six months Ended June 30, 2007 and June 30, 2006

General
Bancorp had a net loss of $23,000 for the three months ended June 30, 2007 as compared to a loss of $242,000 for the three months ended June 30, 2006.  Bancorp had net income of $9,000 for the six months ended June 30, 2007 versus a net loss of $164,000 for the six months ended June 30, 2006.  The 2007 loss is attributable to increased expense related to FDIC deposit insurance as well as one-time employee expenses related to severance and retirement.

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

For the three months ended June 30, 2007, net interest income was $1.4 million versus $1.2 million for the three months ended June 30, 2006, an increase of $243,000 or 21.1%.  This increase was mainly attributable to an increase of $30.4 million in average earning assets for the three months.  The increase in average earning assets was primarily comprised of increases in average loans of $19.9 million (a 32.1% increase).

For the six months ended June 30, 2007, net interest income was $2.7 million versus $2.2 million for the six months ended June 30, 2006, an increase of $478,000 or 21.3%.  This increase was mainly attributable to an increase of $29.5 million in average earning assets.  The increase in average earning assets was primarily comprised of increases in average loans of $19.7 million (a 32.9% increase).

The yield on average earning assets for the three months ended June 30, 2007 was 7.80% versus 7.73% for the same period in 2006, a favorable increase of 7 basis points.  The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2006 and early 2007, particularly in the prime lending rate and the Bank’s base lending rate.

The yield on average earning assets for the six months ended June 30, 2007 was 7.81% versus 7.63% for the same period in 2006, a favorable increase of 18 basis points.  The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2006 and early 2007, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 4.29% for the three months ended June 30, 2007 versus 3.82% for the three months ended June 30, 2006, an increase of 47 basis points, reflecting a general increase in market interest rates.  The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on time deposit accounts.  The average rate of interest paid on time deposits increased 95 basis points for the three months ended June 30, 2007 versus the three months ended June 30, 2006.

The cost of average interest bearing liabilities was 4.31% for the six months ended June 30, 2007 versus 3.67% for the six months ended June 30, 2006, an increase of 64 basis points, reflecting a general increase in market interest rates.  The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on time deposit accounts.  The average rate of interest paid on time deposits increased 114 basis points for the six months ended June 30, 2007 versus the six months ended June 30, 2006.

The prevailing interest rate market over the past year poses a challenge for the Bank.  Short term rates have exceeded longer term rates for much of the past year.  The inverted nature of the yield curve has adversely affected the Bank’s net interest income, as much of the Bank’s deposit base is short-term.  The Bank has taken steps to extend deposit repricing by increasing its percentage of time deposits, but 71% of the Bank’s portfolio is comprised of checking, savings and money market accounts as of June 30, 2007.

As a result of the yield curve and interest rates in general, Bancorp’s net interest margin and net interest spread have decreased for the six months ended June 30, 2007 versus the same period in 2006.  For the six months ended June 30, 2007, Bancorp’s net interest margin was 4.86%, a decrease of 57 basis points versus 5.43% for the six months ended June 30, 2006.  At the same time, Bancorp’s interest spread decreased 46 basis points from 3.96% to 3.50%.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended June 30, 2007 and June 30, 2006.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	June 30, 2007			June 30, 2006
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$81,770	$1,838	9.02%	$61,875	$1,398	9.06%	$440
Short-term investments	7,449	97	5.22%	6,146	69	4.50%	28
Investments	7,170	62	3.47%	9,191	78	3.40%	(16)
Federal funds sold	19,747	261	5.30%	8,533	107	5.03%	154
Total interest earning assets	116,136	2,258	7.80%	85,745	1,652	7.73%	606

Cash and due from banks	6,565			1,089
Premises and equipment, net	4,326			4,401
Allowance for loan losses	(1,110)			(799)
Other	1,502			1,432
Total assets	$127,419			$91,868

Interest bearing liabilities
Time certificates	$31,074	389	5.02%	$15,285	155	4.07%	234
Savings deposits	1,866	6	1.29%	2,673	9	1.35%	(3)
Money market / checking deposits	45,816	420	3.68%	31,930	286	3.59%	134
Capital lease obligations	1,188	44	14.86%	1,189	44	14.84%	-
Repurchase agreements	621	2	1.29%	1,153	4	1.39%	(2)

Total interest bearing liabilities	80,565	861	4.29%	52,230	498	3.82%	363

Non-interest bearing deposits	25,752			18,830
Accrued expenses and
other liabilities	663			507
Shareholder's equity	20,439			20,301
Total liabilities and equity	$127,419			$91,868

Net interest income		$1,397			$1,154		$243

Interest spread			3.51%			3.91%
Interest margin			4.82%			5.40%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2007 and 2006 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	June 30, 2007 v. 2006
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$440	$483	$(43)
Short-term investments	28	16	12
Investments	(16)	(26)	10
Federal funds sold	154	148	6
Total interest earning assets	606	621	(15)

Interest bearing liabilities
Time certificates	234	191	43
Savings deposits	(3)	(3)	0
Money market / checking deposits	134	127	7
Capital lease obligations	-	-	-
Repurchase agreements	(2)	(2)	-
Total interest bearing liabilities	363	313	50
Net interest income	$243	$308	$(65)

Average Balances, Yields and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the six months ended June 30, 2007 and June 30, 2006.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006

		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$79,428	$3,570	9.06%	$59,761	$2,679	9.04%	$891
Short-term investments	7,021	180	5.17%	6,104	137	4.53%	43
Investments	7,523	130	3.48%	9,607	157	3.30%	(27)
Federal funds sold	18,931	492	5.24%	7,884	182	4.66%	310
Total interest earning assets	112,903	4,372	7.81%	83,356	3,155	7.63%	1,217

Cash and due from banks	6,023			1,087
Premises and equipment, net	4,360			4,417
Allowance for loan losses	(1,099)			(790)
Other	1,503			1,339
Total assets	$123,690			$89,409

Interest bearing liabilities
Time certificates	$30,462	758	5.02%	$14,340	276	3.88%	482
Savings deposits	1,946	13	1.35%	2,733	19	1.40%	(6)
Money market / checking deposits	43,016	787	3.69%	30,752	521	3.42%	266
Capital lease obligations	1,188	88	14.94%	1,189	87	14.76%	1
Repurchase agreements	612	4	1.32%	1,023	8	1.58%	(4)

Total interest bearing liabilities	77,224	1,650	4.31%	50,037	911	3.67%	739

Non-interest bearing deposits	25,388			18,548
Accrued expenses and
other liabilities	647			484
Shareholder's equity	20,431			20,340
Total liabilities and equity	$123,690			$89,409

Net interest income		$2,722			$2,244		$478

Interest spread			3.50%			3.96%
Interest margin			4.86%			5.43%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the six months ended June 30, 2007 and 2006 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Six months Ended
	June 30, 2007 v. 2006
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$891	$885	$6
Short-term investments	43	22	21
Investments	(27)	(49)	22
Federal funds sold	310	285	25
Total interest earning assets	1,217	1,143	74

Interest bearing liabilities
Time certificates	482	382	100
Savings deposits	(6)	(5)	(1)
Money market / checking deposits	266	222	44
Capital lease obligations	1	-	1
Repurchase agreements	(4)	(3)	(1)
Total interest bearing liabilities	739	596	143
Net interest income	$478	$547	$(69)

Provision for Loan Losses
For the three months ended June 30, 2007, Bancorp’s provision for loan losses was $27,000 versus $163,000 for the three months ended June 30, 2006.  The reduction was due to the changing nature and volume of  Bancorp’s loan portfolio.  Bancorp recorded $127,000 as provision for loan losses for the six months ended June 30, 2007.  The provision reflects an increase in the size of the loan portfolio as well as the payoff of several large loans that had been secured by readily marketable collateral (principally deposit accounts held by the Bank).  The loans that were paid off were replaced by conventional loans, therefore requiring an increased amount of allowance for loan losses (as compared to a lower reserve requirement for a loan secured by readily marketable collateral).  For the six months ended June 30, 2006, Bancorp recorded a provision for loan losses of $104,000 which was charged to operations.

Noninterest Income
The $83,000 increase in noninterest income for the three months ended June 2007 versus the three months ended June 30, 2006 is due to increases of $25,000 on gains on sales of loans and $43,000 in loan prepayment penalties for prepaid loans.

Noninterest income was $521,000 for the six months ended June 30, 2007 versus $377,000 for the six months ended June 30, 2006.  The increase was attributable to an overall increase in business, along with substantial pre-payment penalties the Bank received for prepaid loans.

Noninterest Expense
Total noninterest expense was approximately $1.7 million for the three months ended June 30, 2007 versus $1.4 million for the same period in 2006, an increase of approximately $242,000 or 16.9%.

Total noninterest expense was approximately $3.1 million for the six months ended June 30, 2007 versus $2.7 million for the same period in 2006, an increase of approximately $426,000 or 15.9%.

A primary factor contributing to the increase in noninterest expense year-over-year for the three and six months ended June 30, 2007 and 2006 was the opening of two new branches of The Bank of Southern Connecticut.  The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut located in New London, Connecticut opened on March 6, 2006.  The Bank of North Haven, a division of The Bank of Southern Connecticut located in North Haven, Connecticut opened on July 10, 2006, however costs were incurred in the first quarter of 2006 in anticipation of the branch opening.  The opening of these two branches has increased the Bank’s operating expenses, primarily salaries and benefits expense and occupancy expense.  In addition, the Bank’s data processing expense, which varies depending on the Bank’s total loans and deposits, has increased commensurately with the Bank’s increase in size.  Bancorp earnings were also negatively affected by the increase in deposit insurance payable to the FDIC, as well as one-time expenses related to employee severance and retirement benefits.

The overall increase in noninterest expense was offset slightly by a large decrease in advertising expense.  The reduction in advertising expense was related largely to the decision by the Bank to hire an in-house marketing officer rather than retaining the services of a third party.

           Salaries and benefits for the three months ended June 30, 2007 were $920,000, an increase of $177,000, or 23.8%, from the same period in 2006.  Occupancy and equipment for the second quarter of 2007 increased by $32,000 or 17.2%. Data processing and other outside services for the three months ended June 30, 2007 increased by $14,000 or 15.4%.  In addition to increased data processing expense related to the growth of Bancorp, data processing expense also increased due to increased on-line services being offered by Bancorp to its customers.

Salaries and benefits for the six months ended June 30, 2007 were $1.8 million, an increase of $399,000, or 27.9%, from the same period in 2006.  Occupancy and equipment for the first six months of 2007 increased by $82,000 or 23.5%. Data processing and other outside services for the first six months of 2007 increased by $37,000 or 21.4%.    In addition to increased data processing expense related to the growth of Bancorp, data processing expense also increased due to increased on-line services being offered by Bancorp to its customers.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of June 30, 2007 and December 31, 2006 consisted of liquid assets totaling $39.4 million and $42.9 million, respectively.  This represents 30.3% and 34.5% of total assets at June 30, 2007 and December 31, 2006, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The following table illustrates Bancorp's regulatory capital ratios at:

	June 30,	December 31,
	2007	2006
Tier 1 (Leverage) Capital to Average Assets	16.20%	17.56%
Tier 1 Capital to Risk-Weighted Assets	19.71%	21.80%
Total Capital to Risk-Weighted Assets	20.80%	22.96%

The following table illustrates the Bank's regulatory capital ratios at:

	June 30,	December 31,
	2007	2006
Tier 1 (Leverage) Capital to Average Assets	13.76%	14.82%
Tier 1 Capital to Risk-Weighted Assets	16.84%	18.52%
Total Capital to Risk-Weighted Assets	17.96%	19.72%

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

Based upon an evaluation of the effectiveness of Bancorp’s disclosure controls and procedures performed by Bancorp’s management, with participation of Bancorp’s Chief Executive Officer, its Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, Bancorp’s Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer concluded that Bancorp’s disclosure controls and procedures have been effective in ensuring that material information relating to Bancorp, including its subsidiary, is made known to the certifying officer by others within Bancorp and the Bank during the period covered by this report.

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

There has not been any change in Bancorp’s internal control over financial reporting that occurred during Bancorp’s quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, Bancorp’s internal control over financial reporting.

During the quarter ended June 30, 2007, Carlota I. Grate, formerly the Chief Financial Officer of Bancorp, left Bancorp to pursue alternative employment opportunities.  Management feels that this change does not materially affect, nor is it reasonably likely to affect, Bancorp’s internal control over financial reporting.

PART II
Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

In connection with its Annual Meeting of Shareholders, held June 12, 2007 (the “Annual Meeting”), Bancorp solicited by proxy the vote of its shareholders to elect three directors, each for a three-year term; who, along with the directors whose terms did not expire at the 2007 Annual Meeting constitute the full Board of Directors of Bancorp.

The following table summarizes the voting for the Board of Directors, each of whom was elected by a plurality of the votes cast:

	For	“Withhold Authority”
Joseph V. Ciaburri	2,619,417	238,586
Elmer F. Laydon	2,735,498	122,505
Alfred J. Ranieri,Jr.,M.D.	2,737,338	120,665

The names of the other directors of Bancorp whose terms continued after the meeting are:
Carl R. Borrelli; Michael M. Ciaburri; Juan Miguel Salas-Romer; Alphonse F. Spadaro, Jr.; Joshua H. Sandman and James D. Wherry.

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

31.1           Rule 13a-14(a)/15d-14(a) Certification by President and Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification by Executive Vice President and Chief Operating Officer

31.3           Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer

32.1           Section 1350 Certification by President and Chief Executive Officer

32.2           Section 1350 Certification by Executive Vice President and Chief Operating Officer

32.3           Section 1350 Certification by Vice President and Chief Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: August 10, 2007	Title: President & Chief Executive Officer

By: /s/ John H. Howland
Name: John H. Howland
Date: August 10, 2007	Title: Executive Vice President & Chief Operating Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: August 10, 2007	Title: Vice President & Chief Accounting Officer

Exhibit Index
No.                                                                Description
3(i)
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to Bancorp’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to Bancorp’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

31.1           Rule 13a-14(a)/15d-14(a) Certification by President and Chief Executive Officer.

31.2           Rule 13a-14(a)/15d-14(a) Certification by Executive President and Chief Operating Officer.

31.3           Rule 13a-14(a)/15d-14(a) Certification by Chief Accounting Officer.

32.1	Section 1350 Certification by President and Chief Executive Officer

32.2	Section 1350 Certification by Executive Vice President and Chief Operating Officer

32.3           Section 1350 Certification by Vice President and Chief Accounting Officer