Form 10QSB
period 2007-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2007-11-09
CIK 1137046

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M   10 – QSB

⊠Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of the issuer’s Common Stock, par value $.01 per share, outstanding as of
November 9, 2007:     2,946,162
1
Transitional Small Business Disclosure Format

Yes  __  No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes___ No X

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006 (unaudited)
	2007	2006
Assets
Cash and due from banks	$4,453,352	$5,821,084
Federal funds sold	16,700,000	22,700,000
Short-term investments	7,693,707	6,288,663
Cash and cash equivalents	28,847,059	34,809,747

Available for sale securities, at fair value	7,195,754	8,054,821
Federal Home Loan Bank Stock	66,100	66,100
Loans receivable (net of allowance for loan losses of
$1,164,871 in 2007 and $1,062,661 in 2006)	88,638,314	75,306,255
Loans held for sale	57,588	118,223
Accrued interest receivable	546,718	467,698
Premises and equipment, net	4,177,440	4,424,828
Other assets	1,095,551	1,014,873
Total assets	$130,624,524	$124,262,545

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing deposits	$28,444,026	$29,463,030
Interest bearing deposits	79,030,868	71,810,490
Total deposits	107,474,894	101,273,520

Repurchase agreements	689,769	883,603
Accrued expenses and other liabilities	850,812	585,445
Capital lease obligations	1,187,237	1,188,128
Total liabilities	110,202,712	103,930,696

Commitments and Contingencies (Note 9)	-	-

Shareholders’ Equity
Preferred stock, no par value; 500,000 shares authorized;
none issued
Common stock, par value $.01; 5,000,000, shares authorized;
shares issued and outstanding: 2007 2,946,182; 2006 2,941,297	29,462	29,413
Additional paid-in capital	24,231,050	24,147,883
Accumulated deficit	(3,729,209)	(3,595,370)
Accumulated other comprehensive loss – net unrealized
loss on available for sale securities	(109,491)	(250,077)
Total shareholders' equity	20,421,812	20,331,849

Total liabilities and shareholders' equity	$130,624,524	$124,262,545

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Three Months Ended		Nine Months Ended
	September		September
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$2,004,997	$1,507,958	$5,574,987	$4,187,360
Interest on securities	65,331	78,715	195,640	234,879
Interest on federal funds sold and short-term investments	339,171	256,617	1,010,950	576,095
Total interest income	2,409,499	1,843,290	6,781,577	4,998,334

Interest Expense
Interest on deposits	837,803	516,872	2,395,799	1,333,285
Interest on capital lease obligations	43,978	43,713	131,782	130,894
Interest on repurchase agreements	2,244	5,484	6,739	13,096
Total interest expense	884,025	566,069	2,534,320	1,477,275

Net interest income	1,525,474	1,277,221	4,247,257	3,521,059

Provision for Loan Losses	319,218	152,334	446,462	256,809
Net interest income after
provision for loan losses	1,206,256	1,124,887	3,800,795	3,264,250

Noninterest Income
Service charges and fees	171,448	134,410	452,450	353,161
Gains on sales of loans	-	73,012	45,286	124,033
Other noninterest income	54,434	49,908	248,824	157,169
Total noninterest income	225,882	257,330	746,560	634,363

Noninterest Expense
Salaries and benefits	774,420	810,536	2,600,138	2,237,446
Occupancy and equipment	202,052	206,485	634,582	556,766
Professional services	267,845	102,789	526,298	360,001
Data processing and other outside services	102,639	84,201	313,218	257,644
Advertising and promotional expense	7,364	51,098	19,213	171,847
Forms, printing and supplies	20,795	38,847	59,961	103,276
FDIC Insurance	30,625	6,783	94,097	19,914
Other operating expenses	169,143	136,415	433,687	410,171
Total noninterest expense	1,574,883	1,437,154	4,681,194	4,117,065

Net loss	$(142,745)	$(54,937)	$(133,839)	$(218,452)

Basic loss per share	$(0.05)	$(0.02)	$(0.05)	$(0.07)
Diluted loss per share	$(0.05)	$(0.02)	$(0.05)	$(0.07)

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007 and 2006 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2005	2,937,525	$29,375	$24,083,638	$(3,477,576)	$(338,594)	$20,296,843

Comprehensive Loss:
Net loss	-	-	-	(218,452)	-	(218,452)
Unrealized holding gains on available
for sale securities	-	-	-	-	65,382	65,382
Total comprehensive loss						(153,070)

Directors fees settled in common stock	2,625	26	19,117	-	-	19,143
Restricted stock compensation	-	-	2,673	-	-	2,673
Stock option compensation	-	-	17,019	-	-	17,019

Balance September 30, 2006	2,940,150	$29,401	$24,122,447	$(3,696,028)	$(273,212)	$20,182,608

Balance December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

Comprehensive Income:
Net loss	-	-	-	(133,839)	-	(133,839)
Unrealized holding gains on available
for sale securities	-	-	-	-	140,586	140,586
Total comprehensive income						6,747

Directors fees settled in common stock	3,885	39	29,291	-	-	29,330
Restricted stock compensation	1,000	10	16,085	-	-	16,095
Stock option compensation	-	-	37,791	-	-	37,791

Balance September 30, 2007	2,946,182	$29,462	$24,231,050	$(3,729,209)	$(109,491)	$20,421,812

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006 (unaudited)

Cash Flows From Operations	2007	2006
Net loss	$(133,839)	$(218,452)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(349)	(1,420)
Provision for loan losses	446,462	256,809
Share based compensation	53,886	19,692
Loans originated for sale, net of principal payments received	(148,674)	(958,950)
Proceeds from sales of loans	195,286	1,282,122
Gains on sales of loans	(45,286)	(124,033)
Depreciation and amortization	309,557	289,896
Increase in cash surrender value of life insurance	(30,600)	(24,750)
Changes in assets and liabilities:
Decrease in deferred loan fees	(11,375)	(33,666)
Increase in accrued interest receivable	(79,020)	(119,669)
Increase in other assets	(50,078)	(93,938)
Increase in accrued expenses and other liabilities	294,697	208,725
Net cash provided by operating activities	800,667	482,366

Cash Flows From Investing Activities
Principal repayments on available for sale securities	2	8,922
Proceeds from maturities of available for sale securities	1,000,000	1,000,000
Purchases of Federal Home Loan Bank Stock	-	(6,100)
Net increase in loans receivable	(13,707,837)	(14,716,593)
Purchases of premises and equipment	(62,169)	(289,822)
Net cash used in investing activities	(12,770,004)	(14,003,593)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	2,040,927	11,310,992
Net increase in certificates of deposit	4,160,447	6,107,634
Net (decrease) increase in repurchase agreements	(193,834)	616,055
Principal payments on capital lease obligations	(891)	(802)
Net cash provided by financing activities	6,006,649	18,033,879

Net (decrease) increase in cash and cash equivalents	(5,962,688)	4,512,652

Cash and cash equivalents
Beginning	34,809,747	16,569,287
Ending	$28,847,059	$21,081,939

		(continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2007 and 2006 (unaudited)

	2007	2006
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,523,719	$1,455,308

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities:
Transfer of loans held for sale to loans receivable	$-	$(86,884)

Transfer of loans receivable to loans held for sale	$59,309	$-

Accrued director's fees settled in common stock	$29,330	$19,143

Unrealized holding gains on available for sale securities arising
during the period	$140,586	$65,382

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operation

Southern Connecticut Bancorp, Inc. (“Bancorp”), is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  Bancorp’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving primarily greater New Haven and New Haven County (the “Southern Connecticut Market”).  Bancorp owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”) a Connecticut-chartered bank with its headquarters in New Haven, Connecticut.  The Bank commenced operations on October 1, 2001.  The Bank operates five branches, through three divisions.  The Bank of Southern Connecticut is headquartered in New Haven, Connecticut with branch offices in the Amity/Westville section of New Haven, and in Branford, Connecticut, just east of New Haven.  The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut, opened March 6, 2006, and is headquartered in New London, Connecticut.  The Bank of North Haven, a division of The Bank of Southern Connecticut, opened July 10, 2006, and is headquartered in North Haven, Connecticut.  Each division is marketed as an independent entity and is staffed with senior executives who take an active role in community affairs.

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Southern Connecticut market.  The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million.  The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients.  The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of Southern Connecticut Bancorp, Inc. and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Bancorp and notes thereto as of December 31, 2006, filed with the Securities and Exchange Commission on Form 10-KSB on March 28, 2007.

Note 3.   Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2007	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$7,199,825	$470	$(104,872)	$7,095,423
Mortgage Backed Securities	105,420	-	(5,089)	100,331
	$7,305,245	$470	$(109,961)	$7,195,754

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$8,199,467	$-	$(247,627)	$7,951,840
Mortgage Backed Securities	105,431	-	(2,450)	102,981
	$8,304,898	$-	$(250,077)	$8,054,821

At September 30, 2007, gross unrealized holding losses on available for sale securities totaled $109,961.  All such unrealized losses have existed for a period of twelve months or longer.  Management does not believe that any of the unrealized losses as of September 30, 2007 are other than temporary, as they relate to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has the ability to hold until  maturity or until the fair value fully recovers.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2006, gross unrealized holding losses on available for sale securities totaled $250,077.  All such unrealized losses had existed for a period of twelve months or longer.

Note 4.       Loans Receivable

A summary of Bancorp’s loan portfolio at September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006

Commercial loans secured by real estate	$38,299,261	$32,004,940
Commercial loans	43,453,160	39,621,667
Construction and land loans	6,697,426	3,253,511
Residential mortgage loans	143,538	149,358
Consumer home equity loans	640,535	603,394
Consumer installment loans	650,620	806,026
Total gross loans	89,884,540	76,438,896
Net deferred loan fees	(81,355)	(69,980)
Allowance for loan losses	(1,164,871)	(1,062,661)
Loans receivable, net	$88,638,314	$75,306,255

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$1,062,661	$778,051
Charge-offs	(356,149)	(3,643)
Recoveries	11,897	60,041
Provision charged to operations	446,462	256,809
Balance at end of period	$1,164,871	$1,091,258

Net (charge-offs) recoveries to average loans	(0.42)%	0.09%

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	September 30, 2007	December 31, 2006
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	530,323	301,833
Total nonperforming loans	$530,323	$301,833
% of Total Loans	0.59%	0.40%
% of Total Assets	0.41%	0.24%
Ratio of allowance for loan losses to nonperforming loans	2.20	3.52

Note 5.       Deposits

At September 30, 2007 and December 31, 2006, deposits consisted of the following:

	September 30, 2007	December 31, 2006
Noninterest bearing deposits	$28,444,026	$29,463,030

Interest bearing deposits
Checking	6,354,074	4,985,187
Money Market	38,402,876	36,324,952
Savings	1,720,474	2,107,354
Total checking, money market & savings	46,477,424	43,417,493

Time Certificates under $100,000	16,783,432	14,190,207
Time Certificates of $100,000 or more	15,770,012	14,202,790
Total time deposits	32,553,444	28,392,997
Total interest bearing deposits	79,030,868	71,810,490
Total deposits	$107,474,894	$101,273,520

Note 6.      Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At September 30, 2007, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at September 30, 2007.

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

Note 7.                           Loss Per Share

Bancorp is required to present basic loss per share and diluted loss per share in its statements of operations. Basic per share amounts are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. Bancorp is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted loss per share. For three months and nine months ended September 30, 2007 and 2006 common stock equivalents have been excluded from the computation of net loss per share because their inclusion would be antidilutive.  The following is information about the computation of loss per share for the three month and nine month periods ended September 30, 2007 and 2006.

Loss per Share

Three Months Ended September 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(142,745)	2,944,370	$(0.05)	$(54,937)	2,939,593	$(0.02)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(142,745)	2,944,370	$(0.05)	$(54,937)	2,939,593	$(0.02)

Nine Months Ended September 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(133,839)	2,943,403	$(0.05)	$(218,452)	2,938,419	$(0.07)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(133,839)	2,943,403	$(0.05)	$(218,452)	2,938,419	$(0.07)

Note  8.      Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, is as follows:

	Nine Months Ended
	September 30, 2007
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$140,586	$-	$140,586

Reclassification adjustment for amounts
recognized in net loss	-	-	-

Unrealized holding gains on available for sale
securities	$140,586	$-	$140,586

	Nine Months Ended
	September 30, 2006
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$65,382	$-	$65,382

Reclassification adjustment for amounts
recognized in net loss	-	-	-

Unrealized holding gains on available for sale
securities	$65,382	$-	$65,382

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Commitments to extend credit
Future loan commitments	$8,453,671	$7,044,313
Unused lines of credit	24,240,071	22,537,570
Undisbursed construction loans	1,288,312	1,588,933
Financial standby letters of credit	4,325,778	3,100,188
	$38,307,832	$34,271,004

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

Standby letters of credit are written commitments issued by Bancorp to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at September 30, 2007 and December 31, 2006 was not significant.

Note 10.      Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurments,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principals, and expands disclosure about fair value measurements. This Statement is effective on January 1, 2008, with early adoption permitted. Statement No. 157 is not anticipated to have a material impact on Bancorp’s financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 155 (SFAS 159).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for Bancorp beginning January 1, 2008.  Management is evaluating the impact of the adpotion of SFAS 159 on Bancorp’s financial position and results of operations.

Effective January 1, 2007 Bancorp adopted Financial Accounting Standards Board  Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions.  Based on a detailed review of all tax positions, it was determined that Bancorp has no significant unrecognized tax benefits, and therefore Bancorp’s adoption of FIN 48 had no impact on Bancorp’s consolidated financial statements.  If such amounts are recorded in future periods, Bancorp will present any related interest and penalties as part of the provision for income taxes.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of Bancorp.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2007 and 2006, along with the audited financial statements as of and for the year ended December 31, 2006, included in Bancorp’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2007.

Summary

As of September 30, 2007, Bancorp had $130.6 million of total assets, $88.6 million of loans receivable, and $107.5 million of total deposits.  The increase in total assets, loans receivable and total deposits from December 31, 2006 is attributable to Bancorp’s ongoing marketing efforts.  Total equity capital at September 30, 2007 was $20.4 million, and Bancorp’s Tier I Leverage Capital Ratio was 15.68%.

Net interest margin for the three and nine months ended September 30, 2007 was 4.98% and 4.90%, respectively, as compared to 5.38% and 5.41%for the three and nine months ended September 30, 2006.  The decrease in Net interest margin is largely attributable to prevailing interest rates as opposed to changes in the Bank’s practices.  In addition, as the Bank continues to grow, it is considering larger loan requests from larger businesses that are much more price sensitive on both the loan and deposit sides, thus making it necessary for the Bank to slightly sacrifice some of its spread in order to increase its overall market share.

Bancorp had a net loss of $143,000 (or basic and diluted loss per share of $0.05) for the three months ended September 30, 2007, compared to a net loss of $55,000 (or basic and diluted loss per share of $0.02) for the three months ended September 30, 2006.  Bancorp had a net loss of $134,000 (or basic and diluted loss per share of $0.05) for the nine months ended September 30, 2007, compared to a net loss of $218,000 (or basic and diluted loss per share of $0.07) for the nine months ended September 30, 2006.  The provision for loan losses for the three and nine months ended September 30, 2007 was $319,000 and $446,000, respectively, as compared to $152,000 and $257,000 for the same periods in 2006.  Bancorp’s operating results for the three and nine months ended September 30, 2007 were significantly impacted by the provision for loan losses of $319,000 recorded in the third quarter of 2007. In addition, noninterest income for the quarter ended September 30, 2007 was $31,000 lower than the same period in 2006, the result of the recognition of the gain on sale of   loans of $73,000 recorded  in the three-month period ended September 30, 2006. Noninterest expense increased by $138,000 for the quarter ended September 30, 2007 versus the same period in 2006, primarily the result of increases in professional services, data processing costs and other operating expenses.

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

Based upon this evaluation, management believes the allowance for loan losses  of $1,165,000 or 1.30% of gross loans receivable and 2.20 times non-accrual loans at September 30, 2007 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2006, the allowance for loan losses was $1,063,000 or 1.39% of gross loans receivable and 3.52 times non-accrual loans.

During the quarter ended September 30, 2007, the Bank the need to record a provision for loan losses of $319,000, of which $241,000 was related to the charge-off of the Bank’s exposure in one commercial credit. The provision was deemed necessary based on management’s review of the loan portfolio and this specific loan.

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

Recent Accounting Changes

Effective January 1, 2007 Bancorp adopted Financial Accounting Standards Board  Interpretation (FIN) No. 48, Accounting for uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions.  Based on a detailed review of all tax positions, it was determined that Bancorp has no significant unrecognized tax benefits, and therefore Bancorp’s adoption of FIN 48 had no impact on Bancorp’s consolidated financial statements.  If such amounts are recorded in future periods, Bancorp will present any related interest and penalties as part of the provision for income taxes.

Comparison of Financial Condition as of September 30, 2007 versus December 31, 2006

General
Bancorp’s total assets were $130.6 million at September 30, 2007, an increase of $6.3 million (5.1%) from $124.3 million in assets as of December 31, 2006.  Interest earning assets for the nine months ended September 30, 2007 were $120.3 million, an increase of $7.8 million (6.9%) from $112.5 million for the year ended December 31, 2006.

Investments
Available for sale securities totaled $7.2 million as of September 30, 2007, a decrease of $859,000 from a balance of $8.1 million December 31, 2006.  The available for sale securities portfolio is invested entirely in U.S. government sponsored agency and sponsored agency issued mortgage backed securities.  The reduction in balance was due to the maturity of one of Bancorp’s investments.  The proceeds from the maturity were reinvested in short-term financial instruments.

As of September 30, 2007, gross unrealized losses on the available for sale securities portfolio totaled $110,000.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in Bancorp’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which Bancorp has the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and further believes that Bancorp will receive all contractual principal and interest related to these investments.  Management regularly reviews the investment portfolio with respect to the appropriateness of the investments.  This includes the consideration of profitability, quality of the investment, interest rate risk and liquidity, as well as other considerations.  While management feels the current portfolio is appropriate, in the future, as Bancorp’s needs change, Bancorp may make changes to its investment portfolio.

Loans
Net loans receivable increased $13.3 million (17.7%) from $75.3 million at December 31, 2006 to $88.6 million at September 30, 2007.  The increase in loans is due primarily to commercial real estate and construction loans.  The increase in the loans receivable portfolio was funded primarily by increased deposits.  The ratio of loans receivable to deposits as of September 30, 2007 was 82.5%.  The Bank currently has a large amount of loans pending closing; if these loans are closed, the ratio of loans receivable to deposits is expected to increase as well.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006:

	For the Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$1,062,661	$778,051
Charge-offs	(356,149)	(3,643)
Recoveries	11,897	60,041
Provision charged to operations	446,462	256,809
Balance at end of period	$1,164,871	$1,091,258

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	September 30, 2007	December 31, 2006
Loans delinquent over 90 days and still accruing	$-	$-
Non-accrual loans	530,323	301,833
Total nonperforming loans	$530,323	$301,833
% of Total Loans	0.59%	0.40%
% of Total Assets	0.41%	0.24%
Ratio of allowance for loan losses to nonperforming loans	2.20	3.52

Potential Problem Loans
At September 30, 2007, the Bank had loans totaling $1.4 million, which were not disclosed in the table above, which were not on non-accrual status but deemed impaired pursuant to Statement of Financial Accounting Standards No. 114.  Each of these loans is current with respect to principal and interest.  Management of Bancorp has reviewed the collateral for each of these loans and considers the current reserves on these loans adequate to cover potential losses, if any, related to these relationships. Other than loans identified as non-accrual at December 31, 2006, the Bank had no material loans as to which management had significant doubts as to the ability of the borrower to comply with the present repayment terms.

During the quarter ended September 30, 2007, the Bank determined the need to record a provision for loan losses of $319,000, of which $241,000 was related to the charge-off of the Bank’s exposure in one commercial credit. The provision was deemed necessary based on management’s review of the loan portfolio and this specific loan.

Deposits
Deposits were $107.5 million at September 30, 2007, an increase of $6.2 million (6.1%) from $101.3 million at December 31, 2006.  Non-interest bearing checking accounts were $28.4 million at September 30, 2007, a decrease of $1.1 million (3.4%) from $29.5 million at December 31, 2006.  The balance of non-interest bearing checking can fluctuate as much as 5-10% on a daily basis.  Total interest bearing checking, money market and savings increased $3.1, or 7.0%, to $46.5 million at September 30, 2007, from $43.4 million at December 31, 2006.  Certificates of deposit increased to $32.6 million at September 30, 2007 from $28.4 million at December 31, 2006, a 14.7% increase.  The overall growth of the Bank’s deposit portfolio is the result of the Bank’s ongoing marketing efforts.

Currently the Bank does not have any brokered deposits.  The Bank does maintain relationships with several deposit brokers and could utilize the services of one or more of such brokers if management determines that issuing brokered certificates of deposits would be in the best interest of the Bank and Bancorp.

Other
Repurchase agreement balances totaled 690,000 at September 30, 2007 as compared to $884,000 at December 31, 2006.  The decrease is due to normal customer activity.

Results of Operations – Comparison of Results for the three months and nine months Ended September 30, 2007 and September 30, 2006

General

Bancorp had a net loss of $143,000 for the three months ended September 30, 2007 as compared to a net loss of $55,000 for the three months ended September 30, 2006.  Bancorp had a net loss of $134,000 for the nine months ended September 30, 2007 versus a net loss of $218,000 for the nine months ended September 30, 2006.  The loss for the three month and nine month periods of 2007 is primarily attributable to the provision for loan losses of $319,000 recorded during the third quarter of 2007.

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

For the three months ended September 30, 2007, net interest income was $1.5 million versus $1.3 million for the three months ended September 30, 2006, an increase of $248,000 or 19.4%.  This increase was mainly attributable to an increase of $27.3 million in average earning assets for the three months.  The increase in average earning assets was primarily comprised of increases in average loans of $22.9 million (a 35.0% increase).

For the nine months ended September 30, 2007, net interest income was $4.2 million versus $3.5 million for the nine months ended September 30, 2006, an increase of $726,000 or 20.6%.  This increase was mainly attributable to an increase of $28.8 million in average earning assets.  The increase in average earning assets was primarily comprised of increases in average loans of $20.8 million (a 33.7% increase).

The yield on average earning assets for the three months ended September 30, 2007 was 7.86% versus 7.76% for the same period in 2006, a favorable increase of 10 basis points.  The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2006 and early 2007, particularly in the prime lending rate and the Bank’s base lending rate.

The yield on average earning assets for the nine months ended September 30, 2007 was 7.83% versus 7.68% for the same period in 2006, a favorable increase of 15 basis points.  The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2006 and early 2007, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 4.29% for the three months ended September 30, 2007 versus 3.89% for the three months ended September 30, 2006, an increase of 40 basis points, reflecting a general increase in market interest rates.  The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on time deposit accounts.  The average rate of interest paid on time deposits increased 73 basis points for the three months ended September 30, 2007 versus the three months ended September 30, 2006.

The cost of average interest bearing liabilities was 4.31% for the nine months ended September 30, 2007 versus 3.75% for the nine months ended September 30, 2006, an increase of 56 basis points, reflecting a general increase in market interest rates.  The increase in the cost of interest bearing liabilities was due principally to an increase in rates paid on time deposit accounts.  The average rate of interest paid on time deposits increased 98 basis points for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006.

The prevailing interest rate market over the past year poses a challenge for the Bank.  Short-term rates have exceeded longer-term rates for much of the past year.  The inverted nature of the yield curve has adversely affected the Bank’s net interest income, as much of the Bank’s deposit base is short-term.  The Bank has taken steps to extend deposit repricing by increasing its percentage of time deposits, but 70% of the Bank’s portfolio is comprised of checking, savings and money market accounts as of September 30, 2007.

As a result of the yield curve and interest rates in general, Bancorp’s net interest margin and net interest spread have decreased for the nine months ended September 30, 2007 versus the same period in 2006.  For the nine months ended September 30, 2007, Bancorp’s net interest margin was 4.90%, a decrease of 51 basis points versus 5.41% for the nine months ended September 30, 2006.  At the same time, Bancorp’s interest spread decreased 41 basis points from 3.93% to 3.52%.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended September 30, 2007 and  2006.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	September 30, 2007			September 30, 2006
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$88,500	$2,005	8.99%	$65,566	$1,508	9.12%	$497
Short-term investments	7,616	98	5.11%	5,459	69	5.01%	29
Investments	7,188	65	3.59%	9,014	79	3.48%	(14)
Federal funds sold	18,290	241	5.23%	14,214	187	5.22%	54
Total interest earning assets	121,594	2,409	7.86%	94,253	1,843	7.76%	566

Cash and due from banks	4,680			1,055
Premises and equipment, net	4,228			4,466
Allowance for loan losses	(1,171)			(939)
Other	1,599			1,423
Total assets	$130,930			$100,258

Interest bearing liabilities
Time certificates	$31,492	402	5.06%	$16,589	181	4.33%	221
Savings deposits	1,955	7	1.42%	2,686	9	1.33%	(2)
Money market / checking deposits	46,431	429	3.67%	35,826	327	3.62%	102
Capital lease obligations	1,188	44	14.69%	1,189	44	14.68%	-
Repurchase agreements	592	2	1.34%	1,450	5	1.37%	(3)

Total interest bearing liabilities	81,658	884	4.29%	57,740	566	3.89%	318

Non-interest bearing deposits	27,965			21,682
Accrued expenses and
other liabilities	748			618
Shareholder's equity	20,559			20,218
Total liabilities and equity	$130,930			$100,258

Net interest income		$1,525			$1,277		$248

Interest spread			3.57%			3.87%
Interest margin			4.98%			5.38%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended September 30, 2007 and 2006 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	September 30, 2007 v. 2006
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$497	$641	$(144)
Short-term investments	29	28	1
Investments	(14)	(29)	15
Federal funds sold	54	54	0
Total interest earning assets	566	694	(128)

Interest bearing liabilities
Time certificates	221	186	35
Savings deposits	(2)	(5)	3
Money market / checking deposits	102	97	5
Capital lease obligations	-	-	-
Repurchase agreements	(3)	(3)	-
Total interest bearing liabilities	318	275	43
Net interest income	$248	$419	$(171)

Average Balances, Yields and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the nine months ended September 30, 2007 and September 30, 2006.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006

		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$82,485	$5,575	9.04%	$61,717	$4,187	9.07%	$1,388
Short-term investments	7,221	279	5.17%	5,887	207	4.70%	72
Investments	7,410	196	3.54%	9,407	235	3.34%	(39)
Federal funds sold	18,715	732	5.23%	10,017	369	4.93%	363
Total interest earning assets	115,831	6,782	7.83%	87,028	4,998	7.68%	1,784

Cash and due from banks	5,570			1,076
Premises and equipment, net	4,316			4,434
Allowance for loan losses	(1,123)			(840)
Other	1,536			1,367
Total assets	$126,130			$93,065

Interest bearing liabilities
Time certificates	$30,809	1,160	5.03%	$15,098	457	4.05%	703
Savings deposits	1,949	19	1.30%	2,717	28	1.38%	(9)
Money market / checking deposits	44,167	1,217	3.68%	32,463	848	3.49%	369
Capital lease obligations	1,188	132	14.86%	1,189	131	14.73%	1
Repurchase agreements	606	7	1.54%	1,167	13	1.49%	(6)

Total interest bearing liabilities	78,719	2,535	4.31%	52,634	1,477	3.75%	1,058

Non-interest bearing deposits	26,256			19,604
Accrued expenses and
other liabilities	681			528
Shareholder's equity	20,474			20,299
Total liabilities and equity	$126,130			$93,065

Net interest income		$4,247			$3,521		$726

Interest spread			3.52%			3.93%
Interest margin			4.90%			5.41%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2007 and 2006 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Nine months Ended
	September 30, 2007 v. 2006
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$1,388	$1,412	$(24)
Short-term investments	72	50	22
Investments	(39)	(60)	21
Federal funds sold	363	339	24
Total interest earning assets	1,784	1,741	43

Interest bearing liabilities
Time certificates	703	570	133
Savings deposits	(9)	(8)	(1)
Money market / checking deposits	369	320	49
Capital lease obligations	1	-	1
Repurchase agreements	(6)	(7)	1
Total interest bearing liabilities	1,058	875	183
Net interest income	$726	$866	$(140)

Provision for Loan Losses
For the three months ended September 30, 2007, Bancorp’s provision for loan losses was $319,000 versus $152,000 for the three months ended September 30, 2006.  During the quarter ended September 30, 2007, the Bank determined the need to record a provision for loan losses of $319,000, of which $241,000 was related to the charge-off of the Bank’s exposure in one commercial credit. The provision was deemed necessary based on management’s review of the loan portfolio and this specific loan. The Bancorp recorded $446,000 as provision for loan losses for the nine months ended September 30, 2007.  The provision reflects the action discussed above as well as an increase in the size of the loan portfolio. For the nine months ended September 30, 2006, Bancorp recorded a provision for loan losses of $257,000.

Noninterest Income
The $31,000 decline in noninterest income for the three months ended September 2007 versus the three months ended September 30, 2006 is due to a decline of $73,000 on gains on sales of loans offset by a $37,000 increase in deposit service charges and fees.

Noninterest income was $747,000 for the nine months ended September 30, 2007 versus $634,000 for the nine months ended September 30, 2006.  The increase was attributable to an overall increase in business, offset in part by the decline in the recorded amount in gains from sales of loans.

Noninterest Expense

Total noninterest expense was approximately $1.6 million for the three months ended September 30, 2007 versus $1.4 million for the same period in 2006, an increase of approximately $138,000 or 9.6%.

Total noninterest expense was approximately $4.7 million for the nine months ended September 30, 2007 versus $4.1 million for the same period in 2006, an increase of approximately $564,000 or 13.7%.

A primary factor contributing to the increase in noninterest expense year-over-year for the three and nine months ended September 30, 2007 and 2006 was the opening of two new branches of The Bank of Southern Connecticut.  The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut located in New London, Connecticut opened on March 6, 2006.  The Bank of North Haven, a division of The Bank of Southern Connecticut located in North Haven, Connecticut opened on July 10, 2006, however costs were incurred in the first quarter of 2006 in anticipation of the branch opening.  The opening of these two branches has increased the Bank’s operating expenses, primarily salaries and benefits expense and occupancy expense.  In addition, the Bank’s data processing expense, which varies depending on the Bank’s total loans and deposits, has increased commensurately with the Bank’s increase in size.  Bancorp earnings were also negatively affected by the increase in deposit insurance payable to the FDIC, as well as one-time expenses related to employee severance and retirement benefits.

The overall increase in noninterest expense was offset slightly by a large decrease in advertising expense.  The reduction in advertising expense was related largely to the decision by the Bank to hire an in-house marketing officer rather than retaining the services of a third party.

   Salaries and benefits for the three months ended September 30, 2007 were $774,000, a decline of $36,000, or 4.5%, from the same period in 2006.  Occupancy and equipment for the third quarter of 2007  decreased by $4,000 or 2.1%. Professional services increased by $165,000 or 160.6% for the quarter ended September 30, 2007, the result of higher legal costs, consulting fees and also expenses related to Bancorp’s implementation of the Sarbanes Oxley Act. Data processing and other outside services for the three months ended September 30, 2007 increased by $18,000 or 21.9%.  In addition to increased data processing expense related to the growth of Bancorp, data processing expense also increased due to increased on-line services being offered by Bancorp to its customers.

Salaries and benefits for the nine months ended September 30, 2007 were $2.6 million, an increase of $363,000, or 16.2%, from the same period in 2006.  Occupancy and equipment for the first nine months of 2007 increased by $78,000 or 14.0%. Professional services increased by $166,000 or 46.2% for the nine months ended September 30, 2007, the result of higher legal costs, consulting fees and also expenses related to Bancorp’s implementation of the Sarbanes Oxley Act. Data processing and other outside services for the first nine months of 2007 increased by $56,000 or 21.6%.  In addition to increased data processing expense related to the growth of Bancorp, data processing expense also increased due to increased on-line services being offered by Bancorp to its customers.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding Bancorp’s off-balance sheet arrangements.

Liquidity

Management believes that Bancorp’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

Bancorp’s liquidity position as of September 30, 2007 and December 31, 2006 consisted of liquid assets totaling $36.0 million and $42.9 million, respectively.  This represents 27.6% and 34.5% of total assets at September 30, 2007 and December 31, 2006, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale.  Liquidity is a measure of Bancorp’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The following table illustrates Bancorp's regulatory capital ratios at:

	September 30,	December 31,
	2007	2006
Tier 1 (Leverage) Capital to Average Assets	15.68%	17.56%
Tier 1 Capital to Risk-Weighted Assets	18.92%	21.80%
Total Capital to Risk-Weighted Assets	19.99%	22.96%

The following table illustrates the Bank's regulatory capital ratios at:

	September 30,	December 31,
	2007	2006
Tier 1 (Leverage) Capital to Average Assets	13.40%	14.82%
Tier 1 Capital to Risk-Weighted Assets	16.25%	18.52%
Total Capital to Risk-Weighted Assets	17.35%	19.72%

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

Bancorp’s goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations.  The first priority is to structure and price Bancorp’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates.  In order to reach an acceptable interest rate spread, Bancorp must generate loans and seek acceptable investments to replace the lower yielding balances in Federal Funds sold and short-term investments.  The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet.  One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of the liabilities.  In fact, a number of the interest bearing deposit products have no contractual maturity.  Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by senior management of the Bank and is reported quarterly to the Board of Directors of the Bank and Bancorp.  Management reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk.

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

(b)   Changes in Internal Controls

There has not been any change in Bancorp’s internal control over financial reporting that occurred during Bancorp’s quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, Bancorp’s internal control over financial reporting.

PART II
Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Date: November 9, 2007	Title: President & Chief Executive Officer

By: /s/ John H. Howland
Name: John H. Howland
Date: November 9, 2007	Title: Executive Vice President & Chief Operating Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: November 9, 2007	Title: Vice President & Chief Accounting Officer

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