Form 10KSB
period 2007-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2008-03-27
CIK 1137046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

F O R M   10 – KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes_____    No   _X_

State issuer's revenue for its most recent fiscal year:  $10,103,876

Aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant as of March 10, 2008: $18,195,291.

State the number of shares outstanding of each of the issuer’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 10, 2008: 2,969,714

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB, are incorporated by reference into Part III of this report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes _____;                                No__X__

PART I

Item 1. Description of Business.

Background

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for The Bank of Southern Connecticut, a community-based commercial bank serving New Haven, Connecticut and the surrounding communities (the “Greater New Haven Market”).  As of December 31, 2007, the Company had consolidated total assets of $130.6 million, net loans of $86.0 million, and total deposits of $107.4 million.  Net interest margin for the year ended December 31, 2007 was 4.89%.

Southern Connecticut Bancorp, Inc. owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut.  The Bank commenced operations on October 1, 2001.  The Bank of Southern Connecticut is headquartered in New Haven, Connecticut with branch offices in the Amity/Westville section of New Haven and in Branford, Connecticut, just east of New Haven.  The Bank of North Haven, a division of The Bank of Southern Connecticut, operates in North Haven, Connecticut as a branch of the Bank.

The Bank sold its branch in New London, Connecticut at the close of business February 29, 2008, to the Savings Institute Bank & Trust.  The sale of the New London branch reflects a change in strategy with respect to the Bank’s primary market area.  The sale of the New London branch allows the Bank to concentrate its resources in the Greater New Haven Market.

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in greater New Haven. The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million.  The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

The Greater New Haven Market

The Bank serves the Greater New Haven Market, which is comprised of the communities located in and around New Haven County in Southern Central Connecticut.  The Greater New Haven Market is located in the center of, and is a critical component of, the commercial activity of the northeast corridor in New England. The market focus resides in the busy transportation and commercial area between New York City to the south, Hartford to the north, Providence to the east, and Boston to the northeast.  The diversified economic base of this market region includes pharmaceutical, advanced manufacturing, healthcare, defense, technology, service and energy companies.  The region is also one of New England’s most popular tourist destinations, featuring popular shoreline and heritage sites.  In addition, the Bank’s headquarters is located in downtown New Haven, in the area of Yale University’s campus.

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

•
Employing qualified and experienced banking professionals.  The Company and the Bank seek to continue to hire and retain highly experienced and qualified local commercial lenders and other banking professionals with successful track records and established relationships with small to medium-sized businesses in targeted market areas.  The experience and expertise of these individuals serves to enhance the Bank’s image within the communities it serves, thereby increasing the Bank’s business.

•
Leveraging personal relationships and community involvement.  The directors, officers and senior employees of the Company and the Bank have extensive personal contacts, business relationships and involvement in communities in which they live and work and which the Bank serves. By building on and leveraging these relationships and community involvement, management believes that the Bank has generated and will continue to generate enthusiasm and interest from small to medium-sized businesses and professionals in the targeted market areas.

•
Offering a suite of products attractive to our core customer base.  The Bank seeks to offer competitive basic, popular products to its commercial and consumer customer base. The Bank offers internet banking services to its customers through a partnership with Digital Insight, a subsidiary of Intel.  The Bank offers remote deposit capture, a system that allows our customers to deposit checks from their places of business, rather than having to make a trip to the Bank.  The Bank offers a full complement of banking services utilized by small business customers.

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

•
Taking market share from large, non-local competitors.  The Greater New Haven Market is dominated by large, non-locally owned financial institutions with headquarters typically located outside of Connecticut.  Management believes that the Bank has attracted and can continue to attract small to medium-sized businesses and professionals that prefer local decision-making authority and interaction with banking professionals who can provide prompt personalized and knowledgeable service.

•
Optimizing net interest margin.  The Bank’s focus on commercial customers helps to support a strong net interest margin.  The high percentage of assets concentrated in loans to commercial entities that typically provide higher yield than consumer loans, particularly residential mortgages and home equity related loans.  The Bank maintains a high percentage of commercial transaction accounts and money market deposit accounts to fund its operations.  These deposits typically have a lower interest rate expense than certificates of deposits.  The combination of the higher yielding assets and lower expense deposits produces a strong margin for the Company.

Lending, Depository and Other Products

Lending Products.  The Bank offers a broad range of loans to businesses and individuals in its service area, including commercial and business loans, industrial loans, personal loans, commercial and home mortgage loans, home equity loans and automobile loans. The Bank has received lending approval status from the Small Business Administration (“SBA”) to enable it to make SBA loans in communities  located throughout the State of Connecticut.  The Bank holds certified lending status (“CLP”) from the SBA.

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

Depository Products.  The Bank has attracted a base of core deposits, including interest bearing and non-interest bearing checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts, repurchase agreements, and a variety of certificates of deposits and IRA accounts.  To continue to attract deposits, the Bank employs an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the Greater New Haven Market.  The primary sources of deposits have been and are expected to continue to be small to medium-sized businesses, professionals (lawyers, doctors, accountants, etc.) and professional corporations, and their owners and employees.  The Bank obtains these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and/or broadcasted in the local media.  The Bank offers internet banking services to its customers, including commercial cash management services and personal banking services.  The Bank offers remote deposit capture, which offers check deposit capabilities for customers from their place of business.  The Bank also offers drive-in teller services, automated teller services, wire transfer, lock box and safe deposit services.

Other Services.  The Bank provides a broad range of other services and products, including cashier’s checks, money orders, travelers’ checks, bank-by-mail, direct deposit and U. S. Savings Bonds.  The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions.  The Bank does not expect to offer trust services directly in the near future, but may offer trust services in the future independently or possibly through a joint venture with a larger institution.  To directly offer trust services, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

Investment Services

            The Company does not engage in investment services.

Investment Securities

Investment securities are held by the Company and the Bank with the objective of maximizing the long-term rate of return for shareholders.  Investments are overseen by the Board of Directors and a committee of officers who take into account returns, liquidity needs, and the overall asset/liability management of the Company and the Bank.  Permissible investments include debt securities such as U.S. Government securities, government sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations.  The Bank’s current investment portfolio is limited to U.S. Government sponsored agency obligations and sponsored agency issued collateralized mortgage obligations, which have been classified as available for sale.  Accordingly, the principal risk associated with the Bank’s current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.  The Bank does not take credit risk for the purposes of increasing interest income.  Management continually reviews its portfolio and prevailing market conditions, and under certain market conditions, the Company’s strategy may be reviewed and revised by management and the board of directors.

Asset and Liability Management

Interest rate risk measures the impact that changing interest rates have on current and future earnings.  The Company’s goal is to optimize long-term profitability while minimizing exposure to interest rate fluctuations.  Interest rate risk exposure, including, among other things, the Company’s exposure to changes in interest income and equity value based on fluctuations in interest rates, is monitored by senior management and reported to the Bank’s Asset Liability Committee (ALCO) and the board of directors on a quarterly basis.  The Bank employs the services of a national service provider for monitoring, analyzing and managing interest rate risk.

Regulatory Compliance

The Company operates in a heavily regulated industry and is subject to increasing regulatory review and scrutiny from the Federal Reserve Board, the Connecticut Banking Commissioner, and the FDIC.  The Company and the Bank have invested and continue to invest significant time and resources to ensure compliance and conformity with applicable regulations (see “REGULATION AND SUPERVISION”).  The Bank is committed to meeting its obligations under the Bank Secrecy Act, the Gramm-Leach-Bliley Act and the USA PATRIOT Act, as well as various other regulations.  Management meets and reports to the board of directors on a regular basis regarding new developments in compliance and the Bank’s efforts to comply therewith.

Competition

There are numerous banks and other financial institutions serving the Greater New Haven Market posing significant competition to attract deposits and loans.  The Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, insurance companies, credit unions and other financial institutions, a number of which are much larger and have substantially greater resources.  To increase its business, the Bank will have to win existing customers away from existing banks and financial institutions as well as successfully compete for new customers from growth in the target markets.

The greater New Haven market is currently served by approximately 80 offices of 14 commercial and savings banks.  The majority of these banks are substantially larger than the Bank expects to be in the near future, and are able to offer products and services which may be impractical for the Bank to provide at this time.  There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans.  The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven.  Many of these banks and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

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

 Employees

As of December 31, 2007, the Bank had 39 full-time equivalent employees.  Relationships with all employees are believed to be excellent.

REGULATION AND SUPERVISION

Banks and bank holding companies are extensively regulated under both federal and state law. The Company and the Bank have set forth below brief summaries of various aspects of supervision and regulation to which they are subject. These summaries do not purport to be complete and are qualified in their entirety by reference to applicable laws, rules and regulations.

Laws and Regulations to which The Company is Subject

General.  As a bank holding company registered in accordance with the Bank Holding Company Act of 1956 (the “BHC Act”), the Company is regulated by and subject to the supervision of the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such other information as may be required.  The Federal Reserve Board has the authority to conduct examinations of the Company as well.  The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board.  The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

The GLBA permits a qualifying bank holding company to become a “financial holding company” and thereby engage in a broader range of activities than is permissible for a traditional bank holding company.  In order to qualify for this election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under Federal Reserve Board regulations, and all such subsidiaries must have achieved a rating of “satisfactory” or better with respect to meeting community credit needs.  Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the Federal Reserve Board.  The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities.  At this time, the Company has not elected to become a financial holding company and has no immediate plans to do so.

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

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the “Leverage Ratio”) of 3.0%.  Total average assets for this purpose do not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital.  The Federal Reserve Board has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses, deficiencies, or those that are not experiencing or anticipating significant growth.  For all other bank holding companies, the minimum leverage ratio is 4%, and bank holding companies with supervisory, financial, managerial or operational weaknesses or organizations expecting significant growth are expected to maintain capital ratios well above minimum levels.

The Company is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements.  As of December 31, 2007, the Company had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 18.80% and 19.97%, respectively, and a Leverage Ratio equal to 15.08%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines.

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

Bank Holding Company Dividends.  The Federal Reserve Board has authority to prohibit bank holding companies from paying cash dividends if such payment is deemed to be an unsafe or unsound practice.  The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition.  The Company’s ability to pay dividends is also subject to laws and regulations of the Connecticut Department of Banking.

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

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations of the Securities and Exchange Commission, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.  On December 15, 2006, the Securities and Exchange Commission delayed the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act for non-accelerated filers to periods ending after December 15, 2007. In accordance with the requirements of Section 404(a), Management’s report on internal controls is included herein at Item 8A.  On January 31, 2008, the SEC proposed a further one-year delay from fiscal years ending after December 15, 2008 to fiscal years ending after December 15, 2009 for the auditors attestation report on internal controls over financial reporting.

USA PATRIOT ACT.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money.  The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers.  The Patriot Act and its underlying regulations also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

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

Activities and Investments of Insured State-Chartered Banks.  Section 24 of the FDIA generally limits the activities of principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. The Company does not expect such provisions to have a material adverse effect on the Company or the Bank.

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

The following table illustrates the Company's and the Bank's regulatory capital ratios at:

	Company			Bank
			Capital			Capital
	December 31,	December 31,	Adequacy	December 31,	December 31,	Adequacy
	2007	2006	Target Ratio	2007	2006	Target Ratio
Total Capital to Risk Weighted Assets	19.97%	22.96%	8.00%	17.34%	19.72%	8.00%
Tier 1 Capital to Risk Weighted Assets	18.80%	21.80%	4.00%	16.13%	18.52%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	15.08%	17.56%	4.00%	12.88%	14.82%	4.00%

As of December 31, 2007, the Bank and the Company were deemed to be well-capitalized institutions.

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

Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator.  The three supervisory categories are: financially sound with only a few minor weaknesses (Group A); demonstrates weaknesses that could result in significant deterioration (Group B); and poses a substantial probability of loss (Group C).  The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations.

FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC.

Safety and Soundness Standards.  Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate.  The federal banking agencies have promulgated regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; and fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standards prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the FDIC.

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

Item 2. Description of Property.

The table below sets forth information about properties the Bank uses for its branch offices.  The Company also owns property located in Clinton, Connecticut.

Office	Location	Square Feet	Status
Main Office	215 Church Street, New Haven, Connecticut	11,306	Leased
Branford Office	445 West Main Street, Branford, Connecticut	3,714	Leased
Amity Office	1475 Whalley Avenue, New Haven, Connecticut	2,822	Owned
New London Office	15 Masonic Street, New London, Connecticut	4,341	Leased*
North Haven Office	24 Washington Avenue, North Haven, Connecticut	2,430	Leased

*Note:  The lease for the Bank’s New London office was assigned to Savings Institute Bank and Trust Company at the close of business February 29, 2008.  See below.

Property at 215 Church Street, New Haven, Connecticut.  The Bank leases a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven.  The headquarters of the Bank and the Company are located within this building.  The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop.

The lease term ended in 2006, however, the Bank exercised its option to extend the lease for an additional five years.  The Bank has a right of first refusal to purchase the building.  The Bank’s annual rent, which is fixed in the terms of the lease, including during the option periods, is currently $137,933.  The Bank is responsible for all costs to maintain the interior of the building, other than structural repairs, and for all real estate taxes.

When practical, the Bank seeks to sublease space within the building that is not needed for operations.  The Bank of Southern Connecticut had two tenants in 2007, including the rental of approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer F. Laydon, the Chairman of the board of directors of the Company.

Property at 445 West Main Street, Branford, Connecticut.  The Bank of Southern Connecticut leases space at 445 West Main Street, Branford, Connecticut, the site of the Branford branch, which opened for business on October 7, 2002.

The current term of the Branford branch lease expires in 2012.  The Bank of Southern Connecticut has option to extend the lease for two additional terms.  The base rent payable for the current term is $40,631 until September 30, 2012.  The base rent for the option periods increases and is fixed in the lease.  The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes.

Property at 1475 Whalley Avenue, New Haven, Connecticut.   The Bank owns a one-acre site with a single story, stucco facility of approximately 2,822 square feet that is located at 1475 Whalley Avenue, New Haven, Connecticut.  The Bank operates its Amity branch from this location.

Property at 15 Masonic Street, New London, Connecticut.  The Bank formerly leased a facility at 15 Masonic Street, New London, Connecticut, which is used as the main office for The Bank of Southeastern Connecticut, a division of the Bank.  The Bank transferred the assets and liabilities of this branch to Savings Institute Bank and Trust Company at the close of business February 29, 2008.  In connection with this transfer, the Bank assigned the lease to Savings Institute Bank and Trust Company.

Property at 24 Washington Avenue, North Haven, Connecticut.  On February 16, 2006, the Company entered into a lease agreement to lease the facility at 24 Washington Avenue, North Haven, Connecticut, the site of The Bank of North Haven, a division of The Bank of Southern Connecticut.  The facility was improved to accommodate the new branch, and $295,000 was expended for improvements, furnishings and equipment.  The Bank of North Haven, a division of The Bank of Southern Connecticut, opened for operations on July 10, 2006.  The Lease is for an initial term of five years, with three successive five-year option periods.  Base rent is $38,880 annually until April 30, 2011.  The base rent for the option periods increases and is fixed in the lease.  The Bank is responsible for the pro rata share of operating expenses.

Property in Clinton, Connecticut.  In June 2005, the Company purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  The net purchase price of the property was $495,000.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company in the sale of the property, and the property is classified as held for sale at December 31, 2007.

Item 3.                      Legal Proceedings.

There are no legal proceedings currently pending or threatened against the Company, its subsidiaries or their property.  The Company is not aware of any proceeding contemplated by a governmental entity involving the Company or a subsidiary.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Form 10-KSB.

PART II

Item 5.                      Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on the American Stock Exchange under the symbol "SSE."

The following table sets forth the high and low sales price per share of the Company’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31,2007	$8.12	$7.10
June 30, 2007	$7.66	$7.10
September 30, 2007	$7.65	$7.00
December 31, 2007	$7.62	$6.85

March 31,2006	$7.55	$6.95
June 30, 2006	$7.55	$6.96
September 30, 2006	$7.19	$6.80
December 31, 2006	$7.29	$6.89

Holders

There were approximately 107 registered shareholders of record of the Company’s Common Stock as of March 10, 2008.

Dividends

No cash dividends have been declared to date by the Company.  Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future.  The Company may, however, declare stock dividends at the discretion of its Board of Directors.  No stock dividends were declared in 2007 and 2006.

The Company’s sole operating subsidiary is the Bank.  The Company is dependent upon the ability of the Bank to declare and pay dividends to the Company.  The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to prohibit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits.  In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years.  “Net profits” is defined as the remainder of all earnings from current operations.  In some instances, further restrictions on dividends may be imposed by the FDIC.  At December 31, 2007 and 2006, no cash dividends may be declared by the Bank without regulatory approval.

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

Equity Compensation Plan Information

The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2007:

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
	(a)	(b)	plans (excluding
			securities reflected in
			column (a)

Equity Compensation Plans	319,075	$7.69	142,944
approved by security
holders

Equity Compensation Plan	77,184	$10.39	0
not approved by security
holders (1)

Total	396,259	$8.22	142,944

(1) The Company adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001, respectively.  The Warrant Plans were not approved by security holders.  Under the Warrant Plans, each director of the Company, other than Mr. Joseph V. Ciaburri (who served as the Chairman of the board of directors of the Company at the time), and each director of the Bank who is not a director of the Company, as of the initial public offering of the Company in July 2001, received a warrant to purchase one share of the Company common stock for each four shares purchased in the offering by such director or members of such director’s immediate family.  Under the 2001 Supplemental Warrant Plan, certain organizers of the Company who are not directors, officers or employees of the Company or the Bank but who made contributions to the Company’s enterprise received a warrant to purchase one share of the Company common stock for each five shares purchased in the offering by such person or member of such person’s immediate family.  The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which the Company’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. As of December 31, 2007, the warrants are fully exercisable.

Recent Sales of Unregistered Securities

The Company has not sold unregistered securities.

Repurchase of Securities

In December 2005, the Board of Directors of the Company authorized the repurchase of up to 146,879 shares of the Company common stock.  No shares of the Company’s common stock were purchased through December 31, 2007.  As of March 10, 2008, the Company has repurchased 2,900 of its shares.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist you in understanding the financial condition and results of operations of the Company and the Bank, and should be read in conjunction with the consolidated financial statements and related notes beginning on page F-3.

Overview

Southern Connecticut Bancorp, Inc. is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for The Bank of Southern Connecticut, a commercial bank serving New Haven, Connecticut and the surrounding communities.   The Bank of Southern Connecticut commenced operations on October 1, 2001.

The Company’s net loss for fiscal year 2007 was $574,000, an increase of $456,000 from the net loss of $118,000 in fiscal year 2006.  In comparison to 2006, the 2007 operating results reflect increased net interest income due to increased average earning assets and higher interest rates.  Additionally, non-interest income (from fees and other income) increased during 2007 due to an increase in service charges and fees, resulting from increases in deposit account balances, deposit account activity and deposit account charges.  The increases in non-interest expenses in 2007 in comparison to 2006 were partially due to the opening of the two new branches during 2006, The Bank of Southeastern Connecticut, and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut, which contributed to an increase in salaries and benefits associated with the staffing of such branches.  In addition, the increase in operating expense is attributable to postretirement benefits, increases in professional services and a write-down of the Clinton office offset by a reduction in advertising and promotional expense.

The Bank offers a wide range of services to businesses, professionals, and individuals.  The Bank focuses on serving the banking needs of small to medium-sized businesses in its geographic areas.  The Bank makes commercial loans, industrial loans, real estate loans, construction loans and consumer loans, accepts demand, savings, and time deposits and provides a broad range of other services to its customers, either directly or through third parties.  The Bank derives revenues principally from interest earned on loans and fees from other banking-related services. The operations of the Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Connecticut Banking Commissioner and the FDIC.  The Bank’s cost of funds is influenced by interest rates on competing investments and general market interest rates.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

Selected Financial Data –
Years Ended December 31, 2007 and December 31, 2006

Operating Data	2007	2006
Interest income	$9,143,381	$7,080,124
Interest expense	3,377,776	2,223,065
Net interest income	5,765,605	4,857,059
Provision for loan losses	538,480	253,495
Noninterest income	960,495	804,066
Noninterest expenses	6,761,301	5,525,424
Net loss	(573,681)	(117,794)
Basic and diluted loss per share	(0.19)	(0.04)

Balance sheet data
Cash and due from banks	$3,891,258	$5,821,084
Federal funds sold	21,100,000	22,700,000
Short-term investments	8,355,686	6,288,663
Investment securities	5,265,679	8,054,821
Loans, net	85,995,128	75,306,255
Total assets	130,564,261	124,262,545
Total deposits	107,422,392	101,273,520
Repurchase agreements	544,341	883,603
Total shareholders' equity	20,084,483	20,331,849

Segment Reporting

The Company’s only business segment is Community Banking.  During the periods presented this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Assets

The Company’s total assets were $130.6 million as of December 31, 2007, an increase of $6.3 million over December 31, 2006. Earning assets comprise $122.4 million of the total asset volume, and consist of Federal funds sold, short-term investments, securities and loans, which collectively increased $8.8 million from 2006.  The Company has maintained liquidity by maintaining balances in overnight Federal funds sold and in short-term investments, primarily money market mutual funds, to provide funding for higher yielding loans as they are approved.  As of December 31, 2007 and 2006, Federal funds sold balances were $21.1 million and $22.7 million, respectively and short-term investments balances were $8.4 million and $6.3 million, respectively.  Investment securities classified as available for sale were $5.3 million and $8.1 million as of December 31, 2007 and 2006, respectively.  The gross loan portfolio was $87.3 million and $76.4 million as of December 31, 2007 and 2006 respectively, a net increase of $10.9 million.

The earning asset increase in 2007 has been funded principally with deposit growth within the Bank’s market area.  Deposits were $107.4 million and $101.3 million as of December 31, 2007 and 2006 respectively, a net increase of $6.1 million.  The mix of deposits as of December 31, 2007 includes non-interest bearing checking accounts of $27.8 million, interest-bearing checking deposits of $5.8 million, savings deposits of $1.7 million, money market deposits of $40.7 million, as well as time certificates of deposit of $31.4 million. The deposit mix between 2007 and 2006 has remained consistent, with time deposits representing 29% and 28% of the Bank’s deposits as of December 31, 2007 and 2006, respectively.  Core deposits, comprised of demand, savings, money market and checking accounts, represented 71% and 72% of the Bank’s deposits as of December 31, 2007 and 2006, respectively.  The Bank has not accepted brokered deposits.

Investments

The Company’s investments decreased during 2007 due to maturities that were used to fund loan growth.

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2007, and the weighted average yield of such securities.  The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

		Over	Over				Weighted
		One Year	Five Years
	One Year	Through	Through	Over	No		Average
Available for sale	or Less	Five Years	Ten Years	Ten Years	Maturity	Total	Yield
U. S. Government sponsored
agency obligations	$1,491,699	$2,379,534	$797,504	$496,165	$-	$5,164,902	3.36%

Mortgage-backed securities	-	-	-	-	100,777	100,777	4.48%

Total	$1,491,699	$2,379,534	$797,504	$496,165	$100,777	$5,265,679

Weighted Average Yield	3.47%	3.77%	3.41%	4.91%	4.49%	3.75%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2007:

	Amortized	Fair
	Cost	Value
Federal Home Loan Mortgage Corporation	2,505,417	2,491,305

Please see also, “Notes to Consolidated Financial Statements.”

Loans

The Bank’s net loan portfolio was $86.0 million at December 31, 2007 versus $75.3 million at December 31, 2006, an increase of $10.7 million.  Loan demand has been steady throughout the year.  The Company attributes the 2007 loan growth to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses.  Management believes that the loan growth will continue as the Bank’s branch system deposit base grows and additional lending capacity is developed.  The Bank’s loans have been made to borrowers primarily in the New Haven and New London Counties of Connecticut.  There are no other significant loan concentrations in the loan portfolio.  With the sale of the New London branch in early 2008, the Bank will focus its lending efforts primarily on the greater New Haven  market area.

The following table presents the maturities of loans in the Company’s portfolio at December 31, 2007 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total

Commercial loans secured
by real estate	$18,910,378	$19,542,400	$368,355	$38,821,133	44.45%
Commercial loans	31,398,496	8,185,594	1,179,086	40,763,176	46.68%
Construction loans	5,230,624	1,017,831	-	6,248,455	7.16%
Residential real estate	7,660	36,554	98,119	142,333	0.16%
Consumer home equity	248,527	86,408	220,759	555,694	0.64%
Consumer installment	552,702	195,197	46,698	794,597	0.91%
Total	$56,348,387	$29,063,984	$1,913,017	$87,325,388	100.00%

Fixed rate loans	$7,527,643	$5,450,817	$1,913,017	$14,891,477
Variable rate loans	48,820,744	23,613,167	-	72,433,911
Total	$56,348,387	$29,063,984	$1,913,017	$87,325,388

Please see also, “Notes to Consolidated Financial Statements.”

Critical Accounting Policy

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to reporting the results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has reviewed this critical accounting policy and estimates with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the consolidated financial statements for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

The  allowance for loan losses consists of specific and general components.  The specific component relates to allowances established for individual impaired loans.  The general component relates to pools of loans segregated by loan type, and is based on historical loss experience adjusted by certain qualitative factors as determined by management and the board of directors.  The allowance for loan losses does not contain an unallocated component.

Based upon this evaluation, management believes the allowance for loan losses of $1,257,000 or 1.44% of gross loans at December 31, 2007 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2006, the allowance for loan losses was $1,063,000 or 1.39% of gross loans outstanding.   The increase in the allowance is attributable to growth in the loan portfolio as well as an increase in the reserve factors for the general portion of the allowance.  Based on prevailing nationwide economic conditions and forecasts, management and the Board of Directors determined to increase the reserve factors for the Company’s general reserve components of the allowance.  In addition to contributing to the overall increase in the allowance, the increase in the reserve factors contributed to the Company’s increase in allowance as a percentage of loans.

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

Allowance for Loan Losses as of December 31, 2007 and 2006:

	2007	2006
Balance, beginning of year	$1,062,661	$778,051
Provision for loan losses	538,480	253,495
Recoveries of loans previously charged-off	11,973	68,182
Loans charged-off	(356,149)	(37,067)
Balance, end of year	$1,256,965	$1,062,661

Net (charge-offs) recoveries to average loans	(0.41%)	.05%

Allocation of the Allowance for Loan Losses at December 31:

	2007		2006
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Balance	Total Loans	Balance	Total Loans
Commercial loans secured by real estate	$405,492	44.45%	$444,937	41.87%
Commercial loans	634,516	46.68%	550,824	51.83%
Construction loans	61,907	7.16%	45,231	4.26%
Residential mortgages	139,521	0.16%	2,076	0.20%
Consumer home equity loans	3,756	0.64%	8,388	0.79%
Consumer installment loans	11,773	0.91%	11,205	1.05%
	$1,256,965	100.00%	$1,062,661	100.00%

Non-Accrual, Past Due and Restructured Loans

Non-accrual loans at December 31, 2007 and 2006 totaled $530,246 and $301,833 respectively.  In 2007 and 2006, there were no loans considered “troubled debt restructurings” and no loans greater than 90 days past due and still accruing interest.

Potential Problem Loans

Other than loans identified as non-accrual at December 31, 2007, the Bank had no material loans as to which management has significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits

Total deposits were $107.4 million at December 31, 2007, an increase of $6.1 million in comparison to total deposits as of December 31, 2006 of $101.3 million.  The Company attributes the 2007 deposit growth to the opening of the two new branches in 2006.  Total deposits at December 31, 2007 consisted of non-interest bearing checking of $27.8 million (25.9%), interest-bearing checking and money market deposits of $46.5 million (43.3%), savings deposits of $1.7 million (1.5%) and certificates of deposit of $31.4 million (29.3%).  The Bank continues to emphasize growth in core non-interest checking accounts and related interest bearing checking, money market deposit, and savings accounts and is less aggressive in attracting higher cost time deposits.  As of December 31, 2007, these core deposits represented 70.7% of total deposits.

The Bank has not accepted brokered deposits.  However, the Bank has the ability to issue brokered deposits should liquidity be needed to fund investments.

The Greater New Haven Market is highly competitive.  The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services.  The level of rates offered by the Bank reflects the high level of competition in our market.

As of December 31, 2007 the Bank's maturities of time deposits were:

	$100,000	Less than
	or greater	$100,000	Totals
( Thousands of dollars)

Three months or less	$5,943	$2,757	$8,700
Over three months to six months	2,937	3,027	5,964
Over six months to one year	5,079	6,167	11,246
Over one year	897	4,649	5,546

	$14,856	$16,600	$31,456

Other

The increase in Other Assets Held for Sale is due to the transfer of the Clinton property from Premises and Equipment.  The property is reflected at fair value net of estimated costs to sell, or $414,900 as of December 31, 2007.

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2007 and 2006.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2007			2006
							Fluctuations
		Interest			Interest		in interest
	Average	Income/	Average	Average	Income/	Average	Income/Expense
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Total
Interest earning assets
Loans (1)	$ 83,977	$ 7,539	8.98%	$ 64,477	$ 5,836	9.05%	$ 1,703
Short-term investments	7,388	370	5.01%	5,757	279	4.85%	91
Investments	7,318	259	3.54%	9,307	313	3.36%	(54)
Federal funds sold	19,225	975	5.07%	12,630	652	5.16%	323
Total interest earning assets	117,908	9,143	7.76%	92,171	7,080	7.68%	2,063

Cash and due from banks	5,413			2,049
Premises and equipment, net	4,269			4,443
Allowance for loan losses	(1,161)			(903)
Other	1,547			1,399
Total assets	$ 127,976			$ 99,159
Interest bearing liabilities
Time certificates	$ 31,150	1,566	5.03%	$ 17,078	738	4.32%	828
Savings deposits	1,908	25	1.31%	2,651	37	1.40%	(12)
Money market / checking deposits	44,603	1,601	3.59%	35,234	1,254	3.56%	347
Capital lease obligations	1,187	176	14.83%	1,189	175	14.72%	1
Repurchase agreements	648	10	1.54%	1,253	19	1.52%	(9)

Total interest bearing liabilities	79,496	3,378	4.25%	57,405	2,223	3.87%	1,155

Non-interest bearing deposits	27,285			20,894
Accrued expenses and other liabilities	729			576
Shareholder's equity	20,466			20,284
Total liabilities and equity	$ 127,976			$ 99,159
Net interest income		$ 5,765			$ 4,857		$ 908

Interest spread			3.51%			3.81%
Interest margin			4.89%			5.27%

(1) Includes nonaccruing loans.

RATE VOLUME VARIANCE ANALYSIS

The following table summarizes the variance in interest income and expense for 2007 and 2006 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2007 vs 2006
	Variance due to:
(Dollars in thousands)	Volume	Rate	Total
Interest earning assets
Loans	$1,748	$(45)	$1,703
Short-term investments	76	15	91
Investments	(64)	10	(54)
Federal funds sold	334	(11)	323
Total interest earning assets	2,094	(31)	2,063

Interest bearing liabilities
Time certificates	525	303	828
Savings deposits	(10)	(2)	(12)
Money market / checking deposits	332	15	347
Capital lease obligations	-	1	1
Repurchase agreements	(9)	-	(9)
Total interest bearing liabilities	838	317	1,155
Net interest income	$1,256	$(348)	$908

The improvements realized in net interest income during 2007 reflect an increase in earning asset balances over 2006, as the average earning assets in 2007 of $117.9 million were 28% greater than average earning assets in 2006, while the yields on all interest earning assets remained relatively stable.  Overall, interest income attributed to volume increases considerably outweighed rate considerations (increase of $2.1 million versus a decrease of $31,000).  Variances in the 2007 cost of interest bearing liabilities in comparison to 2006 were due to increased volume considerations of $838,000 and increased rate considerations of $317,000.

The Company intends for the Bank to continue to emphasize lending to small to medium-sized businesses in its market area as its strategy to increase assets under management and to improve earnings.  The Bank will seek opportunities through marketing to increase its deposit base, with a primary objective of attracting core non-interest checking and related money market deposit accounts, in order to support its earning assets and also by considering additional branch locations and new product and service offerings.

The following are measurements of The Company’s loss in relation to assets and equity, and average equity to average assets for the years ended December 31, 2007 and 2006:

	2007	2006
Loss on average assets	(.45%)	(.12%)
Loss on average equity	(2.80%)	(.58%)
Average equity to average assets	15.99%	20.46%

Results of Operations

The Company’s net loss for fiscal year 2007 was $574,000, an increase of $456,000 from the net loss of $118,000 in fiscal year 2006.  In comparison to 2006, the 2007 operating results reflect increased net interest income due to increased average earning assets and interest rates.  Additionally, non-interest income (from fees and other income) increased during 2007 due to an increase in service charges and fees, resulting from increases in deposit account balances, deposit account activity and deposit account charges.  The increases in non-interest expenses in 2007 in comparison to 2006 were partially due to the full year of operations of the two new branches opened during 2006, The Bank of Southeastern Connecticut, and The Bank of North Haven, both of which are divisions of The Bank of Southern Connecticut, which contributed to an increase in salaries and benefits associated with the staffing of such branches.  In addition, the net increase in operating expense is attributable to postretirement benefits, increases in professional services and a write-down of the Clinton office offset by a reduction in advertising and promotional expense.

Net Interest Income

The principal source of revenue for the Bank is net interest income.  The Bank’s net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities.  The Bank, like other banking institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

For the year ended December 31, 2007, net interest income was $5.8 million versus $4.9 million for the year ended December 31, 2006, an increase of $900,000 or 18.4%.  The 2007 increase was primarily the result of increases in the volume of interest earning assets, net of the increased cost of funds on interest bearing liabilities, due to both volume and rate increases.  The increase in average interest earning assets was comprised of increases in loans of $19.5 million, decreases in investments of $2.0 million, increases in short term investments of $1.6 million, and increases in federal funds sold of $6.6 million.

The yield on average interest earning assets for the twelve months ended December 31, 2007 was 7.76% versus 7.68% for same period in 2006, a slightly favorable increase of 8 basis points.  The increase in the yield on assets reflects the increases in market interest rates that occurred throughout 2007, particularly in the prime lending rate and the Bank’s base lending rate, offset by the increasing competitive market to attract new loans at higher rates.

The cost of average interest bearing liabilities was 4.25% for the twelve months ended December 31, 2007 versus 3.87% for the same period in 2006, an unfavorable increase of 38 basis points, reflecting a general increase in market interest rates.  The increase in the cost of interest bearing liabilities was due to an increase in the volume of, and rates paid on, deposit accounts.  The average rate of interest paid on time deposits increased 71 basis points in 2007 in comparison to 2006.

Due to the increase in the cost of interest bearing liabilities, which offsets the increase in the average yield on earning assets, the interest spread decreased to 3.51% for fiscal year 2007, a decrease of 30 basis points from the interest spread realized in 2006.  Net interest margin decreased to 4.89% in 2007 from 5.27% in 2006, a decrease of 38 basis points which largely reflects the increasing deposit rates during 2007.

Noninterest Income

The $156,000 increase in non-interest income for the twelve months ended December 31, 2007 versus 2006 is comprised of an increase of $138,000 in service charges and fees, resulting from increases in deposit account balances, deposit account activity and deposit account charges; an increase of $61,000 in loan prepayment penalties, $39,000 in other loan fees, $20,000 in all other fees, partially offset by a decrease of $102,000 in gains on sales of loan participations related to SBA guaranteed loans.

Noninterest Expenses

Total noninterest expenses were $6.7 million for the year ended December 31, 2007 versus $5.5 million for 2006, an increase of $1.2 million or 21.8%. A primary factor contributing to the increase in noninterest expense year–over-year was the full year of operations of the two new branches of The Bank of Southern Connecticut. The Bank of Southeastern Connecticut, a division of The Bank of Southern Connecticut located in New London, Connecticut opened on March 6, 2006.  The Bank of North Haven, a division of The Bank of Southern Connecticut located in North Haven, Connecticut opened on July 10, 2006, however costs were incurred in the first quarter of 2006 in anticipation of the branch opening.  The opening of these two branches has increased the Bank’s operating expenses, primarily salaries and benefits expense and occupancy expense.  The increase in salaries and benefits reflects the accrual for a post-retirement benefit of $124,000 related to the Company’s obligation to maintain a life insurance policy for the benefit of the retired Chief Executive Officer.  In addition, the Company paid $55,000 in performance bonuses in 2007 and also made a severance payment of $30,000 to a terminated employee.  As a result, salaries and benefits increased $423,000 to $3.5 million in fiscal year 2007 in comparison to fiscal year 2006.

           In comparison to 2006, occupancy and equipment expenses increased $89,000 to $853,000, data processing expense increased $63,000 to $421,000, FDIC Insurance increased $97,000 to $124,000 in comparison to fiscal year 2006, all primarily due to the increase in the FDIC base ratio which became effective as of January 1, 2007.  In addition, professional fees increased $337,000, the result of higher legal costs, consulting fees and also expenses related to the Company’s implementation of the Sarbanes Oxley Act.  Other operating expenses increased by $459,000 to $990,000 largely as a result of the accrual of $293,000 related to postretirement benefits with the retired Chairman of the board of directors.  This accrual reflects the changing nature of a consulting agreement from a consulting agreement to a postretirement benefit, as a result of the former Chairman retiring from his position as a director of the Company as of December 31, 2007.  Increases in other operating expenses were partially offset by a decrease in advertising of $185,000 to $39,000 and supplies of $47,000 to $88,000 in fiscal year 2007 in comparison to fiscal year 2006.

Off-Balance-Sheet Arrangements

See Note 12 to the accompanying consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

The Company’s liquidity position as of December 31, 2007 and December 31, 2006 consisted of liquid assets totaling $38.6 million and $42.9 million, respectively.  This represents 29.6% and 34.5% of total assets at December 31, 2007 and 2006, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following table illustrates the Company's and the Bank's regulatory capital ratios at:

	Company			Bank
			Capital			Capital
	December 31,	December 31,	Adequacy	December 31,	December 31,	Adequacy
	2007	2006	Target Ratio	2007	2006	Target Ratio
Total Capital to Risk Weighted Assets	19.97%	22.96%	8.00%	17.34%	19.72%	8.00%
Tier 1 Capital to Risk Weighted Assets	18.80%	21.80%	4.00%	16.13%	18.52%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	15.08%	17.56%	4.00%	12.88%	14.82%	4.00%

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

Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices.  Based upon the nature of the Company’s business, market risk is primarily limited to interest rate risk, which is defined as the impact of changing interest rates on current and future earnings.

The Company’s goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations.  The first priority is to structure and price the Company’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates.  In order to reach an acceptable interest rate spread, the Company must generate loans and seek acceptable long-term investments to replace the lower yielding balances in Federal Funds sold and short-term investments.  The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet.  One method of achieving this balance is to originate variable loans for the portfolio to offset the short-term re-pricing of the liabilities.  In fact, a number of the interest bearing deposit products have no contractual maturity.  Customers may withdraw funds from their accounts at any time and deposits balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by Senior Management of the Bank and reported quarterly to the Asset and Liability Management Committee and the Board of Directors.  Management reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk.

Impact of Inflation and Changing Prices

The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  Notwithstanding this fact, inflation can directly affect the value of loan collateral, in particular, real estate.  Inflation, or disinflation, could significantly affect the Company’s earnings in future periods.

Factors Affecting Future Results

Some of the statements under “Management’s Discussion and Analysis or Plan of Operations,” “Business” and elsewhere in this Annual Report on Form 10-KSB may include forward-looking statements which reflect our current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than the Company to provide products and services which it is impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) concentration of the Company’s business in southern and southeastern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business not historically permitted to it.  Other such factors may be described in other filings made by the Company with the SEC.

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

Item 7.  Financial Statements.

The consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 27, 2008 are included as part of this Form 10-KSB following page 42 hereof.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 8A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 9.  Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 9 is incorporated into this Form 10-KSB by reference from the Company's definitive proxy statement for its 2008 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

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

10.25
Sales agreement made November 13, 2007, by and between Savings Institute Bank  and Trust Company, a federally chartered stock savings bank having its principal office in Willimantic, Connecticut (the “Purchaser”), and The Bank of Southern Connecticut, a Connecticut state chartered bank and  trust company having its main office in New Haven, Connecticut (the “Seller”) of the Sellers branch office at 15 Masonic Street, New London, Connecticut.

10.26	Employment Agreement dated February 8, 2008, effective January 1, 2008, by and among Registrant and The Bank of Southern Connecticut and John Howard Howland.

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to the Issuer’s Form 10-KSB dated March 30, 2004)

21	Subsidiaries

23	Consent of McGladrey & Pullen, LLP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by Executive Vice President and Chief Operating Officer

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Accounting Officer

32.1	Section 1350 Certification by President and Chief Executive Officer

32.2	Section 1350 Certification by Executive Vice President and Chief Operating Officer

32.3	Section 1350 Certification by Chief Accounting Officer

99.1	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Issuer’s form S-8 dated January 13, 2006)

99.2           Common Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Issuer’s form S-8 dated January 13, 2006)

Item 14. Principal Accountant Fees and Services.

 McGladrey & Pullen, LLP and RSM McGladrey, Inc., provide audit, audit related and tax advisory and tax return preparation services for the Company and The Bank of Southern Connecticut.  The following table summarizes the fees provided in 2007 and 2006, respectively:

	2007	2006
Audit fees	$149,806	$145,157
Audit Related Fees	None	NONE
Tax fees	10,825	10,575
All Other fees	None	NONE

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of financial statements included in quarterly reports included on Form 10-QSB, and services connected with statutory and regulatory filings or engagements including, in 2006, fees in connection with the 2006 registration statement filed on Form S-8.  Audit related fees are principally for consultations on various accounting and reporting matters.  Tax service fees consist of fees for tax return preparation for the Company.

The audit committee of the Company’s Board of Directors has established policies and procedures for the engagement of the independent auditor to provide non-audit services, including a requirement for approval in advance of all non-audit services to be provided by the independent auditor.  To ensure that this does not restrict access to the independent auditor by management on matters where the advice and consultation of the independent auditor is sought by management and such advice or consultation, in the opinion of management, cannot practically be delayed pending preapproval by the audit committee, the committee authorizes management to use their judgment and retain the independent auditor for such matters and consider such services to be preapproved provided the estimated cost of such services does not exceed 5% of the annual fees paid to the independent auditor and such services are formally approved by the audit committee at its next meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.
(Registrant)

By: /S/ Michael M. Ciaburri
Name: Michael M. Ciaburri
Title: President and Chief Executive Officer

Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/S/ Michael M. Ciaburri	March 27, 2008
Michael M. Ciaburri	Date
President, Chief Executive Officer and Director

/S/ Elmer F. Laydon	March 27, 2008
Elmer F. Laydon	Date
Chairman and Director

/S/ Alphonse F. Spadaro, Jr.	March 27, 2008
Alphonse F. Spadaro, Jr.	Date
Vice Chairman and Director

/S/ John Howard Howland	March 27, 2008
John Howard Howland	Date
Executive Vice President & Chief Operating Officer

/S/ James S. Brownstein, Esq.	March 27, 2008
James S. Brownstein, Esq.	Date
Director

/S/ Juan Miguel Salas-Romer	March 27, 2008
Juan Miguel Salas-Romer	Date
Director

/S/ Anthony M. Avellani	March 27, 2008
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

 Exhibit Index

No.                                                                Description

3(i)	Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer’s Quarterly Report on Form 10-QSB dated June 30, 2002)

3(ii)	By-Laws of the Issuer (incorporated by reference to Exhibit 3(ii) to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

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

10.10
Purchase Agreement dated June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut (incorporated by reference to Exhibit 10.20 to the Issuer’s Form 10-QSB dated November 15, 2004)

10.11
Employment Agreement dated as of January 23, 2001, among The Bank of Southern Connecticut, the Issuer and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.12
Amendment to Employment Agreement dated as of October 20, 2003 among the Issuer, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Issuer’s Registration Statement on Form SB-2 dated April 30, 2001(No. 333-59824))

10.13
Amendment to Employment Agreement dated as of January 20, 2005, among the Issuer, The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.13 to the  Issuer’s Annual Report on Form 10267,096 -KSB dated March 28, 2005)

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

10.21
Employment Agreement dated October 26, 2005, by and among Southern Connecticut Bancorp, Inc. and The Bank of Southern Connecticut and John H. Howland (incorporated by reference to the Issuer’s Form 8-K filed October 31, 2005)

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

10.25
Sales agreement made November 13, 2007, by and between Savings Institute Bank  and Trust Company, a federally chartered stock savings bank having its principal office in Willimantic, Connecticut (the “Purchaser”), and The Bank of Southern Connecticut, a Connecticut state chartered bank and  trust company having its main office in New Haven, Connecticut (the “Seller”) of the Sellers branch office at 15 Masonic Street, New London, Connecticut.

10.26	Employment Agreement dated February 8, 2008, effective January 1, 2008, by and among Registrant and The Bank of Southern Connecticut and John Howard Howland.

14	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to the Issuer’s Form 10-KSB dated March 30, 2004)

21	Subsidiaries

23	Consent of McGladrey & Pullen, LLP

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by Executive Vice President and Chief Operating Officer

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Accounting Officer

32.1	Section 1350 Certification by President and Chief Executive Officer

32.2	Section 1350 Certification by Executive Vice President and Chief Operating Officer

32.3	Section 1350 Certification by Chief Accounting Officer

99.1	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Issuer’s form S-8 dated January 13, 2006)

99.2	Common Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Issuer’s form S-8 dated January 13, 2006)

FINANCIAL STATEMENTS
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Southern Connecticut Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” and accordingly, we do not express an opinion thereon.

                                                /s/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 27, 2008

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006
Cash and due from banks (Note 2)	$3,891,258	$5,821,084
Federal funds sold	21,100,000	22,700,000
Short-term investments	8,355,686	6,288,663
Cash and cash equivalents	33,346,944	34,809,747

Available for sale securities (at fair value) (Note 3)	5,265,679	8,054,821
Federal Home Loan Bank stock (Note 7)	66,100	66,100
Loans held for sale	354,606	118,223
Loans receivable (Note 4)
Loans receivable - portfolio	80,404,844	76,368,916
Loans receivable - branch to be disposed of (Note 16)	6,847,249	-
Allowance for loan losses	(1,256,965)	(1,062,661)
Loans receivable, net	85,995,128	75,306,255
Accrued interest receivable	533,690	467,698
Premises and equipment (Note 5)
Premises and equipment	2,921,459	4,424,828
Premises and equipment - branch to be disposed of (Note 16)	656,261	-
Premises and equipment, net	3,577,720	4,424,828
Other assets held for sale (Note 16 )	414,920	-
Other assets	1,009,474	1,014,873
Total assets	$130,564,261	$124,262,545

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2007 and 2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	2007	2006
Deposits (Note 6)
Noninterest bearing deposits
Noninterest bearing deposits	$23,610,756	$29,463,030
Noninterest bearing deposits - branch to be disposed of (Note 16)	4,187,632	-
Total noninterest bearing deposits	27,798,388	29,463,030
Interest bearing deposits
Interest bearing deposits	73,911,903	71,810,490
Interest bearing deposits - branch to be disposed of (Note16)	5,712,101	-
Total interest bearing deposits	79,624,004	71,810,490
Total deposits	107,422,392	101,273,520
Repurchase agreements	544,341	883,603
Capital lease obligations (Note 8)	1,186,043	1,188,128
Accrued expenses and other liabilities	1,327,002	585,445
Total liabilities	110,479,778	103,930,696

Commitments and Contingencies (Notes 7, 8, 10, and 12)

Shareholders' Equity (Notes 10 and 13)
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2007 2,969,714; 2006 2,941,297	29,697	29,413
Additional paid-in capital	24,263,531	24,147,883
Accumulated deficit	(4,169,051)	(3,595,370)
Accumulated other comprehensive loss - net unrealized loss on
available for sale securities	(39,694)	(250,077)
Total shareholders' equity	20,084,483	20,331,849

Total liabilities and shareholders' equity	$130,564,261	$124,262,545

See Notes to Consolidated Financial Ststements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

Interest Income:
Interest and fees on loans	$7,539,044	$5,836,127
Interest on securities	259,052	312,995
Interest on Federal funds sold and short-term investments	1,345,285	931,002
Total interest income	9,143,381	7,080,124

Interest Expense:
Interest expense on deposits (Note 6)	3,192,322	2,029,578
Interest expense on capital lease obligations	175,796	174,683
Interest expense on repurchase agreements and other borrowings	9,658	18,804
Total interest expense	3,377,776	2,223,065

Net interest income	5,765,605	4,857,059

Provision for Loan Losses (Note 4)	538,480	253,495
Net interest income after
provision for loan losses	5,227,125	4,603,564

Noninterest Income:
Service charges and fees	609,888	471,540
Gains on sales of loans	45,286	147,084
Other noninterest income	305,321	185,442
Total noninterest income	960,495	804,066

Noninterest Expenses:
Salaries and benefits	3,460,037	3,037,132
Occupancy and equipment	852,504	763,944
Professional services	786,449	449,167
Data processing and other outside services	420,806	357,465
Advertising and promotional expenses	38,898	223,911
Forms, printing and supplies	88,433	135,330
FDIC Insurance	124,155	27,451
Other operating expenses	990,019	531,024
Total noninterest expenses	6,761,301	5,525,424

Net loss	$(573,681)	$(117,794)

Basic and Diluted Loss per Share	$(0.19)	$(0.04)

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total

Balance, December 31, 2005	2,937,525	$ 29,375	$ 24,083,638	$ (3,477,576)	$ (338,594)	$ 20,296,843

Comprehensive loss:
Net loss	-	-	-	(117,794)	-	(117,794)
Unrealized holding gain on available for
sale securities	-	-	-	-	88,517	88,517
Total comprehensive loss						(29,277)

Directors fees settled in common stock (Note 10)	3,772	38	26,851	-	-	26,889
Restricted stock compensation (Note 10)	-	-	4,675	-	-	4,675
Stock option compensation (Note 10)	-	-	32,719	-	-	32,719

Balance, December 31, 2006	2,941,297	29,413	24,147,883	(3,595,370)	(250,077)	20,331,849

Comprehensive loss:
Net loss	-	-	-	(573,681)	-	(573,681)
Unrealized holding gain on available for
sale securities	-	-	-	-	210,383	210,383
Total comprehensive loss						(363,298)

Directors fees settled in common stock (Note 10)	2,605	26	19,483	-	-	19,509
Exchange of stock options (Note 10)	20,532	205	9,808	-	-	10,013
Exercise of Stock Options (Note 10)	1,280	13	9,819	-	-	9,832
Restricted stock compensation (Note 10)	4,000	40	28,171	-	-	28,211
Stock option compensation (Note 10)	-	-	48,367	-	-	48,367

Balance, December 31, 2007	2,969,714	$ 29,697	$ 24,263,531	$ (4,169,051)	$ (39,694)	$ 20,084,483

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operations
Net loss	$(573,681)	$(117,794)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization and accretion of premiums and discounts
on investments, net	(478)	(1,792)
Provision for loan losses	538,480	253,495
Share based compensation	106,100	64,283
Loans originated for sale, net of principal payments received	(327,074)	(1,046,500)
Proceeds from sales of loans	195,286	1,389,980
Gains on sales of loans	(45,286)	(147,084)
Depreciation and amortization	407,156	392,980
Write-down of assets held for sale	88,886	-
Increase in cash surrender of life insurance	(44,212)	(39,678)
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	3,315	(34,989)
Increase in accrued interest receivable	(65,992)	(143,352)
Decrease (increase) in other assets	49,611	(68,808)
Increase in accrued expenses and other liabilities	741,557	140,150
Net cash provided by operating activities	1,073,668	640,891

Cash Flows From Investing Activities
Principal repayments on available for sale securities	3	8,976
Proceeds from maturities and calls of available for sale securities	3,000,000	2,000,000
Purchase of FHLB stock	-	(6,100)
Net increase in loans receivable	(11,289,977)	(19,556,369)
Purchases of premises and equipment	(63,854)	(360,093)
Net cash used in investing activities	(8,353,828)	(17,913,586)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	3,085,732	18,921,092
Net increase in certificates of deposit	3,063,140	17,072,912
Net decrease in repurchase agreements	(339,262)	(479,765)
Principal repayments on capital lease obligations	(2,085)	(1,084)
Proceeds from exercise of stock options	9,832	-
Net cash provided by financing activities	5,817,357	35,513,155

Net (decrease) increase in cash and cash equivalents	(1,462,803)	18,240,460

Cash and cash equivalents
Beginning	34,809,747	16,569,287

Ending	$33,346,944	$34,809,747

		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2007 and 2006

	2007	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$3,366,477	$2,157,053

Income taxes	$750	$1,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to loans held for sale	$59,309	$-
Transfer of loans held for sale to loans receivable	-	86,884
Transfer of premises and equipment to other assets held for sale	414,920	-

Unrealized holding gains on available for sale securities arising
during the period	$210,383	$88,517

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the “Company”), a Connecticut corporation, is a bank holding company incorporated on November 8, 2000 and is the sole shareholder of the Bank of Southern Connecticut (the “Bank”).  The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New Haven County, Connecticut, through its main office in New Haven, Connecticut and four branch offices in New Haven, Branford, North Haven and New London.  In 2003, SCB Capital, Inc. was formed as a Connecticut corporation, and in 2004, the Company capitalized SCB Capital, Inc., which became a subsidiary of the Company.  SCB Capital, Inc., which is currently inactive, may engage at some future date in a limited range of investment banking, advisory and brokerage services, primarily with small and medium size business clients.  In December 2006, TBSC Asset Liquidation, LLC was formed as a Connecticut limited liability company, which became a subsidiary of the Company.  TBSC Asset Liquidation, LLC acquires, holds and liquidates certain assets of the Company.

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

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within New Haven County, Connecticut.  Note 3 discusses the types of securities in which the Company invests and Note 4 discusses the types of lending in which the Company engages.  The Company does not have any significant concentrations in any one industry or customer.

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
December 31, 2007 and 2006

Investments in debt and marketable equity securities

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as “held to maturity” and recorded at amortized cost.  “Trading” securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

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
December 31, 2007 and 2006

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The  allowance for loan losses consists of specific and general components.  The specific component relates to allowances established for individual impaired loans.  The general component relates to pools of loans segregated by loan type, and is based on historical loss experience adjusted by certain qualitative factors as determined by managemant and the board of directors.  The allowance for loan losses does not contain an unallocated component.

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
December 31, 2007 and 2006

Repurchase agreements

Repurchase agreements, which are classified as secured borrowings, generally mature within one to three days from the transaction date, and are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Income taxes

The Company files consolidated federal and state income tax returns.  The Company recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions  taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit more than fifty percent likely of being realized upon settlement with the applicable taxing authority.

Interest and penalties related to income taxes are recorded as provision for income taxes.

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board  Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions.  Based on a detailed review of all tax positions, it was determined that the Company has no significant unrecognized tax benefits, and therefore the Company’s adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

Stock compensation plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, utilizing the modified prospective transition method.  Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants for the year ended December 31, 2005.  Because there were no unvested share-based awards at January 1, 2006, the adoption of this statement had no initial effect on the Company’s financial statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

SFAS 123(R) requires the measurement and recognition of compensation expense for all share-base payment awards to employees and directors based on the grant-date fair value of the awards and is recognized over the service period, which is usually the vesting period.

Related party transactions

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.  Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not directors or officers.  In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features.  Note 14 contains details regarding related party transactions.

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
December 31, 2007 and 2006

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates.  This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The FASB has approved a one-year deferral for the implementation of the statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that chose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

Reclassifications

Certain 2006 amounts have been reclassified to conform with the 2007 presentation, and such reclassifications had no effect on 2006 net loss or shareholders’ equity.

Note 2.  Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its respective transaction accounts and non-personal time deposits.  At December 31, 2007 and 2006, the Company was required to have cash and liquid assets of approximately $655,000 and $582,000, respectively, to meet these requirements.  In addition, at both December 31, 2007 and 2006, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2007 and 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$ 5,199,956	$ -	$ (35,054)	$ 5,164,902
obligations
Mortgage-backed securities	105,417	-	(4,640)	100,777
	$ 5,305,373	$ -	$ (39,694)	$ 5,265,679

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$ 8,199,467	$ -	$ (247,627)	$ 7,951,840
obligations
Mortgage-backed securities	105,431	-	(2,450)	102,981
	$ 8,304,898	$ -	$ (250,077)	$ 8,054,821

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2007 and 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2007	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$ 599,831	$ 168	$ 4,565,071	$ 34,886	$ 5,164,902	$ 35,054
Mortgage-backed
securities	-	-	100,777	4,640	100,777	4,640
Totals	$ 599,831	$ 168	$ 4,665,848	$ 39,526	$ 5,265,679	$ 39,694

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2006	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$ -	$ -	$ 7,951,840	$ 247,627	$ 7,951,840	$ 247,627
Mortgage-backed
securities	-	-	102,981	2,450	102,981	2,450
Totals	$ -	$ -	$ 8,054,821	$ 250,077	$ 8,054,821	$ 250,077

At December 31, 2007 and 2006, the Company had 10 and 14 available for sale securities in an unrealized loss position, respectively.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments.

The amortized cost and fair value of available for sale debt securities at December 31, 2007 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value

Maturity:
Within one year	$1,500,000	$1,491,699
After 1 but within 5 years	2,400,000	2,379,534
After 5 but within 10 years	799,957	797,504
Over 10 years	499,999	496,165
Mortgage-backed securities	105,417	100,777
	$5,305,373	$5,265,679

At December 31, 2007 and 2006, available for sale securities with a carrying value of $4,169,886 and $4,521,653, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

There were no sales of available for sale securities in 2007 and 2006.

Note 4.  Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2007 and 2006 is as follows:

	2007	2006

Commercial loans secured by real estate	$ 38,821,133	$ 32,004,940
Commercial loans	40,763,176	39,621,667
Construction and land loans	6,248,455	3,253,511
Residential mortgages	142,333	149,358
Consumer home equity loans	555,694	603,394
Consumer installment loans	794,597	806,026
Total loans	87,325,388	76,438,896
Net deferred loan fees	(73,295)	(69,980)
Allowance for loan losses	(1,256,965)	(1,062,661)
Loans receivable, net	$ 85,995,128	$ 75,306,255

Included in the amounts above are $3,736,880 of commercial loans secured by real estate, $3,092,344of commercial loans, and $18,025 of consumer loans that are classified as loans receivable - branch to be disposed of.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The Company services certain loans that it has sold without recourse to third parties.  The aggregate of loans serviced for others approximated $7,021,000 and $5,673,000 as of December 31, 2007 and 2006, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2007 and 2006, was $53,613 and $60,448, respectively.  No impairment charges related to servicing rights were recognized during the years ended December 31, 2007 and 2006.

The changes in the allowance for loan losses for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Balance, beginning of year	$1,062,661	$778,051
Provision for loan losses	538,480	253,495
Recoveries of loans previously charged-off	11,973	68,182
Loans charged-off	(356,149)	(37,067)
Balance, end of year	$1,256,965	$1,062,661

At December 31, 2007 and 2006, the unpaid principal balances of loans placed on nonaccrual status were $530,246 and $301,833, respectively.  At December 31, 2007 and 2006, there were no loans delinquent 90 days or more and still accruing interest.

The following information relates to impaired loans as of and for the years ended December 31, 2007 and 2006:

	2007	2006

Impaired loans for which there is a specific allowance	$789,591	$215,420

Impaired loans for which there is no specific allowance	$86,413	$86,413

Allowance for loan losses related to impaired loans	$328,410	$112,431

Average recorded investment in impaired loans	$568,641	$249,298

Interest income collected and recognized on impaired loans was $2,248 and $65,051 in 2007 and 2006, respectively.  If nonaccrual loans had been current throughout their terms, additional interest income of approximately $95,800 and $26,600 would have been recognized in 2007 and 2006, respectively.  The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company’s lending activities were conducted principally in the New Haven and New London (Note 16) Counties of Connecticut.  The Company grants commercial and residential real estate loans, commercial business loans and a variety of consumer loans.  In addition, the Company may grant loans for the construction of residential homes, residential developments and land development projects.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market.  Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Note 5.  Premises and Equipment

At December 31, 2007 and 2006, premises and equipment consisted of the following:

	2007	2006

Land	$255,766	$533,187
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	677,474	926,414
Leasehold improvements	1,510,627	1,510,627
Furniture and fixtures	706,441	694,553
Equipment	898,849	850,302
Software	82,601	81,510
	5,323,794	5,788,629
Less accumulated depreciation and amortization	(1,746,074)	(1,363,801)
	$3,577,720	$4,424,828

Included in the amounts above are $464,855 of leasehold improvements, $148,905 of furniture and fixtures, and $42,501 of equipment, net of accumulated depreciation classified as premises and equipment - branch to be disposed of.

For the years ended December 31, 2007 and 2006, depreciation and amortization expense related to premises and equipment totaled $407,156 and $392,980, respectively.

Premises under capital lease of $1,192,036, and related accumulated amortization of $344,098 and $284,496, as of December 31, 2007 and 2006, respectively, are included in premises and equipment.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 6.  Deposits

At December 31, 2007 and 2006, deposits consisted of the following:

	2007	2006

Noninterest bearing	$27,798,388	$29,463,030

Interest bearing:
Checking	5,792,493	4,985,187
Money Market	40,721,374	36,324,952
Savings	1,654,000	2,107,354
Time certificates, less than $100,000	16,600,048	14,190,207
Time certificates, $100,000 or more	14,856,089	14,202,790
Total interest bearing	79,624,004	71,810,490

Total deposits	$107,422,392	$101,273,520

Included in the amounts above are $4,187,632 and $5,712,101 that are classified as noninterest bearing deposits - branch to be disposed of and interest bearing deposits - branch to be disposed of, respectively.

Contractual maturities of time certificates of deposit as of December 31, 2007 are summarized below:

Due within:
1 year	25,910,367
1-2 years	2,830,199
2-3 years	423,782
3-4 years	2,212,789
4-5 years	79,000
$31,456,137

Interest expense on certificates of deposit in denominations of $100,000 or more was $759,076 and $383,531 for the years ended December 31, 2007 and 2006, respectively.

Note 7.   Commitments

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At December 31, 2007 and 2006, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at December 31, 2007 and 2006.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Employment agreements

 On February 28, 2007, the Company entered into an employment agreement (the “President Agreement”) with the President of the Bank effective as of  February 28, 2007, which replaced the President’s previous employment agreement that became effective as of January 1, 2005.  Under the President Agreement, the President served as the President and Chief Operating Officer of the Company and the Bank until June 30, 2007, and on and after July 1, 2007, the President serves as President and Chief Executive Officer of the Company and the Bank.  The term of the Agreement ends on December 31, 2009 with an automatic extension through December 31, 2010, unless the Company earlier terminates the President’s employment under the terms of the Agreement.  The President will receive a base salary that increases over the term of the agreement.  The President will be eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.  The President received 7,500 shares of restricted stock that vest in installments of 40%, 30% and 30% on December 31, 2007, 2008 and 2009, respectively.  The President is provided with health and life insurance, is reimbursed for expenses and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).  The Company also pays the President’s automobile lease payments and certain club membership fees.

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

On February 8, 2008, the Company entered into an employment agreement with the Executive Vice President (EVP) of the Bank effective January 1, 2008 (the “EVP Agreement”).  Under the EVP Agreement, the EVP will serve as the Chief Operating Officer of the Company through December 31, 2009, unless the Company terminates the EVP Agreement earlier under the terms of the EVP Agreement.  The EVP will receive a base salary that increases over the term of the agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.

The EVP received 6,000 shares of restricted stock that vest 50% on December 31, 2008 and 50% on December 31, 2009.  The EVP is provided with health and life insurance, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).

If the EVP’s employment is terminated as a result of a business combination (as defined), the EVP will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of the EVP's then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee is not offered a position with the remaining entity at the EVP's then current base annual salary.  The EVP is also entitled to a continuation of benefits under the EVP Agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

If the EVP’s employment is terminated for any reason (other than for cause, or as the result of his death or disability), he will be entitled to a continuation of benefits under the EVP Agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

Other

During 2007, upon the retirement of the former Chief Executive Officer (“Former CEO”), the Company entered into a consulting agreement (the “Consulting Agreement”) with the Former CEO, whereby the Former CEO would serve as a goodwill ambassador and a director of the Company through December  31, 2010, and receive certain annual compensation.  In December 2007, the Former CEO retired from the board of directors, however the Company agreed to continue payments under the Consulting Agreement.  As a result, the Company considers the future payments under the Consulting Agreement to be a postretirement benefit, and has recorded a liability of approximately $280,000 at December 31, 2007 for the present value of the future payments.

Note 8.  Lease and Subleases

The Company leases the Bank’s main and Branford branch offices under twenty-year capital leases that expire in 2021 and 2022, respectively.  Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance.  In 2006, the Company entered into operating leases for its New London and North Haven branches.  The Company also leases the driveway to its main office and certain equipment under non-cancelable operating leases.  As of the close of business on February 29, 2008, the lease for the Company’s location in New London, Connecticut was assigned to Savings Institute Bank and Trust Company (see Note 16).

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

At December 31, 2007, future minimum lease payments to be made and received under these leases by year and in the aggregate, are as follows:

	Capital	Operating
Year	Leases	Leases

2008	$178,564	$58,955
2009	183,087	54,871
2010	187,609	50,382
2011	206,741	53,214
2012	214,357	54,635
2013 and thereafter	2,031,174	648,726
	3,001,532	$920,783
Less amount representng interest	(1,815,489)

Present value of future minimum lease
payments - capital lease obligation	$1,186,043

Total rent expense charged to operations under the operating leases approximated $113,800 and $99,900 for the years ended December 31, 2007 and 2006, respectively.  Rental income under subleases, and a lease of space in premises owned, approximated $30,300 and $30,400 for the years ended December 31, 2007 and 2006, respectively.

Note 9.  Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Benefit for income taxes at statutory Federal rate	$(195,052)	$(40,050)
State tax benefit, net of Federal benefit	(27,902)	(5,171)
Increase in valuation allowance	239,267	55,043
Other	(16,313)	(9,822)
	$-	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

	2007	2006

Deferred tax assets:
Allowance for loan losses	$489,588	$413,906
Net operating loss carryforwards	810,896	921,018
Postretirement benefits	160,468	-
Unrealized loss on available for sale securities	15,461	97,405
Other	282,003	182,964
Gross deferred tax assets	1,758,416	1,615,293
Less valuation allowance	(1,662,364)	(1,505,041)
Deferred tax assets - net of valuation allowance	96,052	110,252

Deferred tax liabilities:
Tax bad debt reserve	57,378	40,438
Depreciation	38,674	69,814
Gross deferred tax liabilities	96,052	110,252

Net deferred taxes	$-	$-

As of December 31, 2007, the Company had tax net operating loss carryforwards of approximately $2,224,000 and $2,207,000 available to reduce future Federal and state taxable income, respectively, which expire in 2021 through 2027

The net changes in the valuation allowance for 2007 and 2006 were increases of $157,323 and $20,566, respectively.  The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized.  The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding losses on available for sale securities.

During 2007, the Company will have a tax deduction for compensation related to the shares issued to the former Chairman (Note 10) that will exceed the book compensation recorded for such shares  and predecessor stock options.  The tax benefit for this excess tax deduction is typically recorded as an increase to shareholders’ equity.  However, because the Company is in a net operating loss position for tax purposes and has a full valuation allowance recorded for its net deferred tax asset, the Company has not recorded the tax benefit of this deduction in 2007, and will not record such benefit until the Company’s net operating losses are fully utilized.  At December 31, 2007, approximately $140,000 of net operating losses resulting from this deduction, and related tax benefit of approximately $55,000, have been excluded from the calculation of deferred tax assets.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 10.  Shareholders’ Equity

Stock repurchases

The Company’s board of directors has approved the repurchase of up to 146,879 shares of the Company’s common stock.  No shares of the Company’s common stock were purchased through December 31, 2007.  As of March 10, 2008, the Company has repurchased 2,900 of its shares.

Loss per share

The Company is required to present basic loss per share and diluted loss per share in its statements of operations.  Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share.  Weighted average shares outstanding were 2,945,289 and 2,939,399 for the years ended December 31, 2007 and 2006, respectively.

Share-based plans

The Company has adopted three share-based plans, the 2001 Stock Option Plan (the “2001 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 2005 Stock Option and Award Plan (the “2005 Plan”), under which an aggregate of 462,019 shares of the Company’s common stock are reserved for issuance of the Company’s common stock, or upon the exercise of incentive options, nonqualified options and restricted stock granted under the share-based plans.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Southern Connecticut Bancorp, Inc. and Subsidiary

A summary of the status of stock options at December 31, 2007, and changes during the year then ended, is as follows:

	2007
			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	458,566	$ 7.97
Granted	-	-
Exercised	(1,280)	7.68
Exchanged	(115,500)	-
Forfeited	(22,711)	7.29
Outstanding at end of year	319,075	7.69	6.6	$ 28,960

Vested or expected to vest at
the end of year	314,144	$ 7.68	6.6	$ 28,900

Exercisable at end of year	292,075	$ 7.71	6.4	$ 28,630

The weighted-average fair value per option of options granted during the year ended December 31, 2006 was $3.40. There were no stock options granted in 2007. The intrinsic value of stock options exercised during the year ended December 31, 2007 was $21. There were no stock options exercised in 2006.

The fair value of options exchanged for shares during the year ended December 31, 2007 and options granted during the year ended December 31, 2006, was estimated at the grant or exchange date using the Black-Sholes option-pricing model with the following assumptions:

	2007	2006
Dividend rate	-	-
Risk free rate	2.99% to 3.32%	5.05% to 5.17%
Expected term (in years)	2.63 years - 4.50 years	9 Years
Weighted-average volatility	23%	25%
Expected volatility	23%	25%

The exchange of options for shares during the year ended December 31, 2007 consisted of 115,500 options exchanged for 20,532 shares. The exchange was accounted for as a modification to the stock options and as a result, the incremental fair value of the shares over the fair value of the options of $10,013 was charged to operations.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

A summary of the status of the Company's nonvested shares related to restricted stock at December 31, 2007 and changes during the year then ended is as follows:

	2007
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning
of the period	2,500	$7.48
Granted	7,500	7.30
Vested and Issued	(4,000)	7.35
Forfeited	-
Nonvested restricted stock at end of the period	6,000	7.35

As of December 31, 2007, there was $59,928 of total unrecognized compensation cost related to nonvested options granted under the option plans and $40,564 of total unrecognized compensation related to restricted stock.  That cost is expected to be recognized over a weighted-average period of 2.7 years.  During the twelve months ended December 31, 2007,  $48,367 for options and $28,211 for restricted stock, was recognized as compensation cost.  During the twelve months ended December 31, 2006, $32,719 for options and $4,675 for restricted stock, was recognized as compensation cost.  No tax benefit related to the compensation cost was recognized due to the uncertainty of realizing the tax benefit in the future.

As of January 1, 2006, compensation of members of the Board of Directors was paid fifty percent in cash and fifty percent in stock, versus one hundred percent in options as done in prior years.   The total director fees paid or to be paid in stock charged to noninterest expense for the twelve months ended December 31, 2006 was $34,695.  During the twelve months ended December 31, 2006, 3,772 shares of stock with a fair value of $26,889 were issued in payment of director fees accrued.  Beginning April 1, 2007, directors fees are all paid in cash.  The total director fees paid or to be paid in stock charged to noninterest expense for the twelve months ended December 31, 2007 was $11,704.  During the twelve months ended December 31, 2007, 2,605 shares of stock with a fair value of $19,509 were issued in payment of director fees accrued.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

2007
Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	77,184	$10.39
Granted	-
Exercised	-
Terminated	-
Outstanding at end of period	77,184	10.39	3.7	$-

Exercisable and vested at end of period	77,184	$10.39	3.7	$-

Note 11.  401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in The Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all employees of the Bank.  Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations.  The Bank may make discretionary contributions to the Plan.  Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service.  There were no discretionary contributions made by the Bank during 2007 and 2006, however, the Company accrued $30,000 in 2007 for the Plan to be paid in the first  quarter of 2008.

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

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should  the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

	2007	2006
Commitments to extend credit
Future loan commitments	$4,348,250	$7,044,313
Unused lines of credit	27,961,313	22,537,570
Undisbursed construction loans	663,931	1,588,933
Financial standby letters of credit	4,225,778	3,100,188
	$37,199,272	$34,271,004

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  The liability related to guarantees recorded at December 31, 2007 and 2006 was not significant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since then, that management believes have changed the Bank’s category.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The Company's and the Bank's actual capital amounts and ratios at December 31, 2007 and December 31, 2006 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
2007	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk Weighted Assets	$ 21,381	19.97%	$ 8,565	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	20,124	18.80%	4,282	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	20,124	15.08%	5,338	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$ 18,054	17.34%	$ 8,329	8.00%	$ 10,412	10.00%
Tier 1 Capital to Risk Weighted Assets	16,797	16.13%	4,165	4.00%	6,248	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,797	12.88%	5,216	4.00%	6,521	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
2006	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk Weighted Assets	$ 21,677	22.96%	$ 7,554	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	20,582	21.80%	3,776	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	20,582	17.56%	4,689	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$ 18,044	19.72%	$ 7,321	8.00%	$ 9,151	10.00%
Tier 1 Capital to Risk Weighted Assets	16,949	18.52%	3,660	4.00%	$ 5,490	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,949	14.82%	4,574	4.00%	$ 5,718	5.00%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Restrictions on dividends, loans or advances

The Company’s ability to pay cash dividends is dependent on the Bank’s ability to pay dividends to the Company.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  Regulatory approval is required to pay cash dividends in excess of the Bank’s net earnings retained in the current year plus retained net earnings for the preceding two years.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company.  At December 31, 2007 and 2006, no dividends may be declared by the Bank without regulatory approval.

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

Changes in loans outstanding to such related parties during 2007 and 2006 are as follows:

	2007	2006

Balance, at beginning of year	$1,759,576	$1,393,330
Additional loans	2,294,936	3,051,659
Repayments	(2,387,338)	(2,685,413)
Other	(997,117)	-
Balance, end of year	$670,057	$1,759,576

Other related party loan transactions represent loans to related parties who either became related parties, or ceased being related parties, during the year.

Related party deposits aggregated approximately $3,407,200 and $5,070,800 as of December 31, 2007 and 2006, respectively.

Included in professional services for the year ended December 31, 2007 was approximately $51,000 in consulting fees paid to the former Chairman as well as $500 of legal fees incurred for services provided by law firms, principals of which were directors of the Company.  No such services were provided for the year ended December 31, 2006.

During 2007 and 2006, the Company paid approximately $3,500 and $1,200, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

Rental income and expense reimbursements of approximately $17,700 and $19,000 were received in 2007 and 2006, respectively, from a tenant, the principal of which is related to the Company’s Chairman.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2007 and 2006.  The estimated fair value amounts for 2007 and 2006 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year-end.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

As of December 31, 2007 and 2006, the recorded book balances and estimated fair values of the Company's financial instruments were:

	2007		2006
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$ 3,891,258	$ 3,891,258	$ 5,821,084	$ 5,821,084
Federal funds sold	21,100,000	21,100,000	22,700,000	22,700,000
Short-term investments	8,355,686	8,355,686	6,288,663	6,288,663
Available for sale securities	5,265,679	5,265,679	8,054,821	8,054,821
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	85,995,128	86,861,000	75,306,255	74,930,000
Loans held for sale	354,606	354,606	118,223	118,223
Accrued interest receivable	533,690	533,690	467,698	467,698
Servicing rights	53,613	66,842	60,448	97,454
Interest only strips	63,470	80,004	82,203	94,863

Financial Liabilities:
Noninterest-bearing deposits	27,798,388	27,798,388	29,463,030	29,463,030
Interest bearing checking accounts	5,792,493	5,792,493	4,985,187	4,985,187
Money market deposits	40,721,374	40,721,374	36,324,952	36,324,952
Savings deposits	1,654,000	1,654,000	2,107,354	2,107,354
Time certificates of deposits	31,456,137	31,919,000	28,392,997	28,491,000
Repurchase agreements	544,341	544,341	883,603	883,603
Accrued interest payable	182,909	182,909	171,610	171,610

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2007 and 2006.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 16.  Assets and Liabilities Held for Sale

During 2007, the Company entered into an agreement for the sale of the majority of the assets and liabilities of its branch located in New London, Connecticut to another bank, and the sale was completed as of the close of business February 29, 2008.  As a result, certain loans, premises and equipment and deposits aggregating approximately $6,847,000, $656,000 and $9,900,000, respectively, are classified as held for sale and are identified on the face of the balance sheet in their respective categories as being  part of “branch to be disposed of”.  The Company will not incur a loss from the disposition of these assets and liabilities.

In June 2005, the Company purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company with respect to the sale of the property, and the property is classified as other assets held for sale as of December 31, 2007.