Form 10-Q
period 2008-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2008-05-14
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number: 0-49784

Southern Connecticut Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-1609692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 Church Street New Haven, Connecticut	06510

(203) 782-1100
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ x  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
[Common Stock, $.01 par value per share]	2,921,714 shares

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007 (unaudited)

ASSETS	2008	2007
Cash and due from banks	$4,478,747	$3,891,258
Federal funds sold	12,700,000	21,100,000
Short-term investments	8,524,508	8,355,686
Cash and cash equivalents	25,703,255	33,346,944

Available for sale securities (at fair value)	5,101,649	5,265,679
Federal Home Loan Bank stock	66,100	66,100
Loans held for sale	429,431	354,606
Loans receivable
Loans receivable - portfolio	78,776,924	80,404,844
Loans receivable - branch disposed of	-	6,847,249
Allowance for loan losses	(1,264,618)	(1,256,965)
Loans receivable, net	77,512,306	85,995,128
Accrued interest receivable	434,647	533,690
Premises and equipment
Premises and equipment	2,860,225	2,921,459
Premises and equipment - branch disposed of	-	656,261
Premises and equipment, net	2,860,225	3,577,720
Other assets held for sale	414,920	414,920
Other assets	1,092,487	1,009,474
Total assets	$113,615,020	$130,564,261

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
March 31, 2008 and December 31, 2007 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	2008	2007
Deposits
Noninterest bearing deposits
Noninterest bearing deposits	$23,184,229	$23,610,756
Noninterest bearing deposits - branch disposed of	-	4,187,632
Total noninterest bearing deposits	23,184,229	27,798,388
Interest bearing deposits
Interest bearing deposits	66,922,019	73,911,903
Interest bearing deposits - branch disposed of	-	5,712,101
Total interest bearing deposits	66,922,019	79,624,004
Total deposits	90,106,248	107,422,392
Repurchase agreements	177,172	544,341
Capital lease obligations	1,184,817	1,186,043
Accrued expenses and other liabilities	1,809,889	1,327,002
Total liabilities	93,278,126	110,479,778

Commitments and Contingencies

Shareholders' Equity
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2008 2,948,114; 2007 2,969,714	29,481	29,697
Additional paid-in capital	24,138,646	24,263,531
Accumulated deficit	(3,832,661)	(4,169,051)
Accumulated other comprehensive income (loss) - net
unrealized gain (loss) on available for sale securities	1,428	(39,694)
Total shareholders' equity	20,336,894	20,084,483

Total liabilities and shareholders' equity	$113,615,020	$130,564,261

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and March 31, 2007 (unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest Income
Interest and fees on loans	$1,754,490	$1,732,175
Interest on securities	39,367	68,028
Interest on federal funds sold and short-term investments	199,662	314,310
Total interest income	1,993,519	2,114,513

Interest Expense
Interest on deposits	644,572	743,285
Interest on capital lease obligations	44,036	43,868
Interest on repurchase agreements	2,059	2,234
Total interest expense	690,667	789,387

Net interest income	1,302,852	1,325,126

Provision for Loan Losses	9,760	99,793
Net interest income after
provision for loan losses	1,293,092	1,225,333

Noninterest Income
Service charges and fees	175,738	138,004
Gain on sale of branch	777,813	-
Other noninterest income	29,558	102,840
Total noninterest income	983,109	240,844

Noninterest Expense
Salaries and benefits	1,271,826	905,623
Occupancy and equipment	191,293	216,816
Professional services	110,944	85,358
Data processing and other outside services	106,124	103,911
Advertising and promotional expense	13,262	1,806
Forms, printing and supplies	17,124	18,511
FDIC insurance	29,989	2,397
Other operating expenses	199,249	99,833
Total noninterest expense	1,939,811	1,434,255

Net Income	$336,390	$31,922

Basic Income per share	$0.11	$0.01
Diluted Income per share	$0.11	$0.01

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2008 and 2007 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	(Loss) Income	Total

Balance December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

Comprehensive Income
Net income	-	-	-	31,922	-	31,922
Unrealized holding gains on available
for sale securities	-	-	-	-	50,905	50,905
Total comprehensive income						82,827

Directors fees settled in common stock	922	9	6,602	-	-	6,611
Restricted stock compensation	-	-	1,870	-	-	1,870
Stock option compensation	-	-	14,289	-	-	14,289

Balance March 31, 2007	2,942,219	$29,422	$24,170,644	$(3,563,448)	$(199,172)	$20,437,446

Balance December 31, 2007	2,969,714	$29,697	$24,263,531	$(4,169,051)	$(39,694)	$20,084,483

Comprehensive Income:
Net income	-	-	-	336,390	-	336,390
Unrealized holding gains on available
for sale securities	-	-	-	-	41,122	41,122
Total comprehensive income						377,512

Restricted stock compensation	-	-	18,053	-	-	18,053
Stock option compensation	-	-	10,554	-	-	10,554
Stock repurchase	(21,600)	(216)	(153,492)	-	-	(153,708)

Balance March 31, 2008	2,948,114	$29,481	$24,138,646	$(3,832,661)	$1,428	$20,336,894

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 (unaudited)

Cash Flows From Operations	2008	2007
Net Income	$336,390	$31,922
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	5,152	(214)
Provision for loan losses	9,760	99,793
Gain on sale of branch - net	(777,813)	-
Share based compensation	28,607	22,770
Loans originated for sale, net of principal payments received	(74,825)	5,650
Depreciation and amortization	86,438	103,049
Increase in cash surrender value of life insurance	(11,046)	(10,200)
Changes in assets and liabilities:
Decrease in deferred loan fees	15,649	34,060
Decrease (increase) in accrued interest receivable	99,043	(67,468)
(Increase) decrease in other assets	(71,967)	28,431
Increase in accrued expenses and other liabilities	482,887	44,985
Net cash provided by operating activities	128,275	292,778

Cash Flows From Investing Activities
Purchases of available for sale securities	(2,000,000)	-
Proceeds from maturities/calls of available for sale securities	2,200,000	1,000,000
Net payments on sale of branch	(592,620)	-
Net decrease (increase) in loans receivable	1,208,669	(2,977,829)
Purchases of premises and equipment	(13,666)	(36,791)
Net cash provided by (used in) investing activities	802,383	(2,014,620)

Cash Flows From Financing Activities
Net decrease in demand, savings and money market deposits	(3,950,954)	(1,235,190)
Net (decrease) increase in certificates of deposit	(4,101,290)	3,054,638
Net decrease in repurchase agreements	(367,169)	(480,025)
Principal payments on capital lease obligations	(1,226)	(289)
Stock repurchased	(153,708)	-
Net cash (used in) provided by financing activities	(8,574,347)	1,339,134

Net decrease in cash and cash equivalents	(7,643,689)	(382,708)

Cash and cash equivalents
Beginning	33,346,944	34,809,747
Ending	$25,703,255	$34,427,039

		(continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2008 and 2007 (unaudited)

	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$711,484	$775,756

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Fixed assets	$644,723	$-

Loans receivable	$7,248,744	$-

Deposits	$9,263,900	$-

Transfer of loans receivable to loans held for sale	$-	$59,309

Unrealized holding gains on available for sale securities arising
during the period	$41,122	$50,905

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Nature of Operation

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving primarily New Haven County (the “Southern Connecticut Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut.

The Bank operates branches at four locations, including downtown New Haven, the Amity/Westville section of New Haven, Branford and North Haven.  The Bank’s branches have a consistent, attractive appearance.  Each location has an open lobby, comfortable waiting area, offices for the branch manager and a loan officer, and a conference room.  The design of the branches complements the business development strategy of the Bank, affording an appropriate space to deliver personalized banking services in professional, confidential surroundings.

During the first quarter of 2008, the Bank sold its branch location in New London, Connecticut.  In connection with the transaction, the Bank transferred $7.2 million in loans, $9.3 million in deposits, and fixed assets of $645,000 to the purchaser.  The Company received a premium in connection with the sale of $778,000.

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

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2007, filed with the Securities and Exchange Commission on Form 10-KSB on March 27, 2008.

Note 3.     Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$3,000,000	$2,875	$-	$3,002,875
U.S. Treasury Bills	1,994,808	482	-	1,995,290
Mortgage Backed Securities	105,413	-	(1,929)	103,484
	$5,100,221	$3,357	$(1,929)	$5,101,649

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$5,199,956	$-	$(35,054)	$5,164,902
Mortgage Backed Securities	105,417	-	(4,640)	100,777
	$5,305,373	$-	$(39,694)	$5,265,679

At March 31, 2008, gross unrealized holding losses on available for sale securities totaled $1,929.  Management does not believe that any of the unrealized losses as of March 31, 2008 are other than temporary, as they relate to mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has the ability to hold until  maturity or until the fair value fully recovers.  As a result, management believes that these unrealized losses will not have a negative impact on future earnings or a permanent effect on capital.

At December 31, 2007, gross unrealized holding losses on available for sale securities totaled $39,694.  All such unrealized losses had existed for a period of twelve months or longer.

Note 4.       Loans Receivable

A summary of the Company’s loan portfolio at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Commercial loans secured by real estate	$35,786,313	$38,821,133
Commercial loans	35,363,131	40,763,176
Construction and land loans	6,494,045	6,248,455
Residential mortgage loans	140,499	142,333
Consumer home equity loans	476,088	555,694
Consumer installment loans	605,792	794,597
Total gross loans	78,865,868	87,325,388
Net deferred loan fees	(88,944)	(73,295)
Allowance for loan losses	(1,264,618)	(1,256,965)
Loans receivable, net	$77,512,306	$85,995,128

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	For the three Months Ended March 31,
	2008	2007
Balance at beginning of period	$1,256,965	$1,062,661
Charge-offs	(2,371)	(58,739)
Recoveries	264	3,403
Provision charged to operations	9,760	99,793
Balance at end of period	$1,264,618	$1,107,118

Net charge-offs to average loans	(0.00)%	(0.07)%

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	March 31, 2008	December 31, 2007
Loans delinquent over 90 days and still accruing	$292,453	$-
Non-accrual loans	863,405	530,246
Total nonperforming loans	$1,155,858	$530,246
% of Total Loans	1.47%	0.66%
% of Total Assets	1.02%	0.41%
Ratio of allowance for loan losses to nonperforming loans	1.09	2.37

Note 5.        Deposits

At March 31, 2008 and December 31, 2007, deposits consisted of the following:

	March 31, 2008	December 31, 2007
Noninterest bearing deposits	$23,184,229	$27,798,388

Interest bearing deposits
Checking	5,124,893	5,792,493
Money Market	32,947,916	40,721,374
Savings	1,494,363	1,654,000
Total checking, money market & savings	39,567,172	48,167,867

Time Certificates under $100,000	16,020,887	16,600,048
Time Certificates of $100,000 or more	11,333,960	14,856,089
Total time deposits	27,354,847	31,456,137
Total interest bearing deposits	66,922,019	79,624,004
Total deposits	$90,106,248	$107,422,392

Note 6.              Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At March 31, 2008, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at March 31, 2008.

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

Note 7.               Income Per Share

The Company is required to present basic income per share and diluted income per share in its statements of operations. Basic per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income per share. The following is information about the computation of income per share for the three months ended March 31, 2008 and 2007:

Income per Share

Three Months Ended March 31,
	2008			2007
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share
Income available to common shareholders	$336,390	2,966,493	$0.11	$31,922	2,942,147	$0.01
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	1,024	-	-	10,389	-
Diluted Income Per Share
Income available to common
shareholders plus assumed conversions	$336,390	2,967,517	$0.11	$31,922	2,952,536	$0.01

Note  8.      Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, is as follows:

	Three Months Ended
	March 31, 2008
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$41,122	$-	$41,122

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities	$41,122	$-	$41,122

	Three Months Ended
	March 31, 2007
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$50,905	$-	$50,905

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities	$50,905	$-	$50,905

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
Commitments to extend credit
Future loan commitments	$13,090,700	$4,348,250
Unused lines of credit	26,251,546	27,961,313
Undisbursed construction loans	937,000	663,931
Financial standby letters of credit	3,498,378	4,225,778
	$43,777,624	$37,199,272

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower.  Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon management’s credit evaluation of the counterparty.  Collateral held varies, but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at March 31, 2008 and December 31, 2007 was not significant.

Note 10.      Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (Statement 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also establishes fair value hierarachy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Company as a result of the adoption of Statement 157.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 155 (SFAS 159).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for the Company in the 2008 first quarter.  The Company did not elect to report any additional assets or liabilities at fair value other than those that were already being reported at fair value.

Note 11.      Fair Value

          The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

          Under SFAS 157, the Company groups assets at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

 Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities Available-for-Sale

          Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

          The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

Other Assets Held for Sale

Other assets are adjusted to fair value upon transfer of the assets from other assets in use to other assets held for sale. Subsequently, these assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The balances of assets measured at fair value on a recurring basis as of March 31, 2008 were as follows:

		Significant
		Observable
		Inputs
	Total	(Level 2)
Securities available for sale	$5,101,649	$5,101,649

The balances of assets measured at fair value on a nonrecurring basis as of March 31, 2008 were as follows:

		Significant
		Unobservable
		Inputs	Total Gains
	Total	(Level 3)	(Losses)
Impaired Loans (1)	$686,778	$686,778	$81,007

(1) Represents carrying value and related write-downs for which adjustments are based on the appraised value of the collateral.
		Significant
		Unobservable
		Inputs
	Total	(Level 3)
Other Assets Held for Sale (2)	$414,920	$414,920

(2) Represents carrying value for which adjustments are based on an offer to purchase the property.

The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets, (2) foreclosed assets and (3) indefinite lived assets.

Item 2.            Management's Discussion and Analysis of Financial Condition
And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2008 and 2007, along with the audited financial statements as of and for the year ended December 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2008.

Summary

As of March 31, 2008, the Company had $113.6 million of total assets, $78.9 million of gross loans receivable, and $90.1 million of total deposits.  Total equity capital at March 31, 2008 was $20.3 million, and the Company’s Tier I Leverage Capital Ratio was 16.70%.  The decrease in premises and equipment, loans and deposits is primarily attributable to the sale of the Bank’s branch in New London, Connecticut.  This transaction was completed on February 29, 2008.  In addition, the Bank experienced seasonal fluctuations in deposits from small businesses in the first quarter.

Net interest margin for the three months ended March 31, 2008 was 4.64%, as compared to 4.90% for the three months ended March 31, 2007.  The Bank’s large component of non-interest bearing deposits as a funding source inherently causes a contraction in Interest Rate Spread (and hence Net Interest Margin) in a declining rate environment.  During the three months ended March 31, 2008, the Federal Open Market Committee (“FOMC”) reduced short term interest rates by 2.0%, from 7.25% to 5.25%.  The Company maintains a large investment in short term investments, including Federal Funds sold and money market investments.  The return on these investments decreased significantly during the three months ended March 31, 2008, further reducing the Company’s and the Bank’s Interest Rate Spread and Net Interest Margin.

The Company had net income of $336,390 (or basic and diluted income per share of $0.11) for the three months ended March 31, 2008, compared to net income of $31,922 (or basic and diluted income per share of $0.01) for the three months ended March 31, 2007.  The provision for loan losses for the three months ended March 31, 2008 was $9,760, as compared to $99,793 for the same period in 2007.  The Company’s operating results for the three months ended March 31, 2008 were significantly impacted by the gain on sale of the Bank’s branch office located in New London, Connecticut, and by expenses related to severance accruals made to the former CEO and President of the Company and the Bank.

Critical Accounting Policy

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has reviewed this critical accounting policy and estimate with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2008.

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

Based upon this evaluation, management believes the allowance for loan losses of $1,264,618 or 1.60% of gross loans receivable and 1.09 times nonperforming loans at March 31, 2008 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2007, the allowance for loan losses was $1,256,965 or 1.44% of gross loans receivable and 2.37 times non-accrual loans.

The Bank’s provision for loan losses decreased to $9,760 in the three months ended March 31, 2008 compared to $99,793 for the three months ended March 31, 2007.  The decrease is primarily attributable to a decrease in loans receivable resulting largely from the sale of the Bank’s New London branch.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to collectibility and generally is discontinued when loans are past due 90 days as to either principal or interest, or are otherwise considered impaired.  When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.  The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection.  A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt.

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

The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Company as a result of the adoption of Statement 157.

Comparison of Financial Condition as of March 31, 2008 versus December 31, 2007

General
The Company’s total assets were $113.6 million at March 31, 2008, a decrease of $17.0 million (13.0%) from $130.6 million in assets as of December 31, 2007.  Net loans receivable decreased to $77.5 million from $86.0 million, and total deposits decreased to $90.1 million from $107.4 million during the same period.

Investments
Available for sale securities totaled $5.1 million as of March 31, 2008, a decrease of $164,000 from a balance of $5.3 million as of December 31, 2007.  The available for sale securities portfolio is invested in U.S. government sponsored agency obligations, sponsored agency issued mortgage backed securities, and obligations of the United States Treasury. During the first quarter, $2,200,000 in U.S. government sponsored agency obligations were called by the issuer.  The Company purchased $2,000,000 in U.S. Treasury bills during the quarter.

As of March 31, 2008, gross unrealized losses on the available for sale securities portfolio totaled $1,929.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and further believes that the Company will receive all contractual principal and interest related to these investments.  Management regularly reviews the investment portfolio with respect to the appropriateness of the investments.  This includes the consideration of profitability, quality of the investment, interest rate risk and liquidity, as well as other considerations.  While management feels the current portfolio is appropriate, in the future, as the Company’s needs change, the Company may make changes to its investment portfolio.

Loans
Net loans receivable decreased $8.5 million (9.9%) from $86.0 million at December 31, 2007 to $77.5 million at March 31, 2008.  During the quarter, the Bank sold $7.2 million of loans in connection with the sale of its New London branch.  The Bank also had a reduction in loans due to seasonal fluctuation in balances and reduced loan production.  During the first quarter, the Bank realigned its management of the lending department and appointed a new Chief Lending Officer.  In addition, further changes were made to improve the credit underwriting process and improve the Bank’s credit review process.  These changes are expected to improve the Bank’s loan production capability.    The Bank currently has a large amount of loans pending closing; if these loans are closed, the ratio of loans receivable to deposits is expected to increase as well.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	For the three Months Ended March 31,
	2008	2007
Balance at beginning of period	$1,256,965	$1,062,661
Charge-offs	(2,371)	(58,739)
Recoveries	264	3,403
Provision charged to operations	9,760	99,793
Balance at end of period	$1,264,618	$1,107,118

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	March 31, 2008	December 31, 2007
Loans delinquent over 90 days and still accruing	$292,453	$-
Non-accrual loans	863,405	530,246
Total nonperforming loans	$1,155,858	$530,246
% of Total Loans	1.47%	0.66%
% of Total Assets	1.02%	0.41%
Ratio of allowance for loan losses to nonperforming loans	1.09	2.37

Potential Problem Loans
At March 31, 2008, the Bank had loans totaling $1.4 million, which were not disclosed in the table above, which were not on non-accrual status but deemed impaired pursuant to Statement of Financial Accounting Standards No. 114.  Each of these loans is current with respect to principal and interest.  Management of the Company has reviewed the collateral for each of these loans and considers the current reserves on these loans adequate to cover potential losses, if any, related to these relationships. Other than loans identified as non-accrual at March 31, 2008, the Bank had no material loans as to which management had significant doubts as to the ability of the borrower to comply with the present repayment terms.

Deposits
Deposits were $90.1 million at March 31, 2008, a decrease of $17.3 million (16.1%) from $107.4 million at December 31, 2007.  Non-interest bearing deposits were $23.2 million at March 31, 2008, a decrease of $4.6 million (16.6%) from $27.8 million at December 31, 2007.  The balance of non-interest bearing checking accounts can fluctuate as much as 5-10% on a daily basis.  Total interest bearing checking, money market and savings decreased $8.6 million, or 17.9%, to $39.6 million at March 31, 2008, from $48.2 million at December 31, 2007.  Certificates of deposit decreased to $27.4 million at March 31, 2008 from $31.5 million at December 31, 2007, a 13.0% decrease.    The decrease in deposits is attributable to the sale of the New London branch and seasonal fluctuations in deposit levels of small business customers.

Currently the Bank does not have any brokered deposits.  The Bank does maintain relationships with several deposit brokers and could utilize the services of one or more of such brokers if management determines that issuing brokered certificates of deposits would be in the best interest of the Bank and the Company.

Other
Repurchase agreement balances totaled $177,172 at March 31, 2008 as compared to $544,341 at December 31, 2007.  The decrease is due to normal customer activity.

Results of Operations – Comparison of Results for the three months ended March 31, 2008 and March 31, 2007

General
The Company had net income of $336,390 for the three months ended March 31, 2008 as compared to net income of $31,922 for the three months ended March 31, 2007.  The increase in net income is largely attributable to the gain on sale received by the Company in connection with the sale of the Bank’s New London branch.

Net Interest Income
The principal source of revenue for the Company and the Bank is net interest income.  The Company’s net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and securities and the average rate paid on deposits and borrowings, as well as the relative average balances of such assets and liabilities.  The Company, like other banking institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

For the three months ended March 31, 2008, net interest income was $1,302,852 versus $1,325,126 for the three months ended March 31, 2007, a decrease of $22,274 or 1.7%.  The decrease is attributable to a decreased net interest spread and net interest margin.  In addition, the Company’s average total interest earning assets increased only 3.0% for the three months ended March 31, 2008 to $112.9 million (an increase of $3.3 million) from the Company’s average total interest earning assets of $109.6 million for the three months ended March 31, 2007.  The FOMC reduced short-term interest rates (which resulted in a corresponding reduction in the prime lending rate) during the first quarter of 2008 from 7.25% at December 31, 2007 to 5.25% at March 31, 2008.  Decreases in short-term rates tend to compress the Company’s net interest spread and net interest margin due to the inherent composition of the Company’s balance sheet.  For the three months ended March 31, 2008, the Company had $25.8 million in average non-interest bearing deposits and $20.3 million in shareholders’ equity.  Together these items total $46.1 million or 37.9% of the Company’s average assets.  During periods of declining interest rates, the interest expense related to these sources of funds is not reduced commensurate with reduction in interest earned on interest earning assets (which are most typically tied to the prime lending rate or other market indices).  This situation inherently compresses the spread during periods of declining interest rates.

The yield on average earning assets for the three months ended March 31, 2008 was 7.11% versus 7.82% for the same period in 2007, a decrease of 71 basis points.  The decrease in the yield on assets reflects the decreases in market interest rates that occurred throughout 2007 and early 2008, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 3.73% for the three months ended March 31, 2008 versus 4.33% for the three months ended March 31, 2007, a decrease of 60 basis points which is attributable to the general decreases in market interest rates.

As a result of the overall market reduction in interest rates, the Company’s net interest margin and net interest spread have decreased for the three months ended March 31, 2008 versus the same period in 2007.   The Company’s net interest margin was 4.64%, a decrease of 26 basis points versus 4.90% for the three months ended March 31, 2007.  At the same time, the Company’s interest spread decreased 11 basis points from 3.49% to 3.38%.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended March 31, 2008 and 2007.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	March 31, 2008			March 31, 2007
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$85,718	$1,755	8.23%	$77,058	$1,732	9.12%	$23
Short-term investments	8,489	80	3.79%	6,588	84	5.17%	(4)
Investments	4,390	39	3.57%	7,881	68	3.50%	(29)
Federal funds sold	14,275	120	3.38%	18,106	230	5.15%	(110)
Total interest earning assets	112,872	1,994	7.11%	109,633	2,114	7.82%	(120)

Cash and due from banks	4,955			5,709
Premises and equipment, net	3,354			4,395
Allowance for loan losses	(1,291)			(1,087)
Other	1,838			1,504
Total assets	$121,728			$120,154

Interest bearing liabilities
Time certificates	$29,673	354	4.80%	$29,843	369	5.01%	(15)
Savings deposits	1,793	6	1.35%	2,026	7	1.40%	(1)
Money market / checking deposits	41,245	285	2.78%	40,186	367	3.70%	(82)
Capital lease obligations	1,186	44	14.92%	1,188	44	15.02%	-
Repurchase agreements	552	2	1.46%	604	2	1.34%	-

Total interest bearing liabilities	74,449	691	3.73%	73,847	789	4.33%	(98)

Non-interest bearing deposits	25,796			25,254
Accrued expenses and
other liabilities	1,151			631
Shareholder's equity	20,332			20,422
Total liabilities and equity	$121,728			$120,154

Net interest income		$1,303			$1,325		$(22)

Interest spread			3.38%			3.49%
Interest margin			4.64%			4.90%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended March 31, 2008 and 2007 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	March 31, 2008 vs 2007
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$23	$196	$(173)
Short-term investments	(4)	24	(28)
Investments	(29)	(31)	2
Federal funds sold	(110)	(47)	(63)
Total interest earning assets	(120)	142	(262)

Interest bearing liabilities
Time certificates	(15)	(2)	(13)
Savings deposits	(1)	(1)	0
Money market / checking deposits	(82)	9	(91)
Capital lease obligations	-	-	-
Repurchase agreements	-	-	-
Total interest bearing liabilities	(98)	6	(104)
Net interest income	$(22)	$136	$(158)

Provision for Loan Losses
For the three months ended March 31, 2008, the Company’s provision for loan losses was $9,760 versus $99,793 for the three months ended March 31, 2007.    The reduction in provision for loan and lease losses in 2008 is largely attributable to the reduced level in loans receivable resulting from the sale of the New London branch.

Noninterest Income
Total non-interest income was $983,109 for the three months ended March 31, 2008 versus $240,844 for the same period in 2007.  Non-interest income in 2008 included $777,813 from a gain on sale of the New London branch.  Service charges and fees increased due to changes in business practices of customers of the Bank.  Other non-interest income decreased from $102,840 in 2007 to $29,558 in 2008 primarily due to decreases in loan prepayment penalties ($37,767) and SBA loan servicing income ($22,233).

Noninterest Expense
Total noninterest expense was $1,939,811 for the three months ended March 31, 2008 versus $1,434,255 for the same period in 2007, an increase of $505,556 or 35.2%.

           Salaries and benefits expense for the three months ended March 31, 2008 was $1,271,826 versus $905,623 for the same period in 2007.  Salaries and benefits in 2008 includes approximately $300,000 in accruals related to the severance of the former Chief Executive Officer and President.  Occupancy and equipment expense for the first quarter of 2008 decreased by $25,523 or 11.8%.  The decrease is attributable to the elimination of expenses related to the operation of the New London branch.  Professional services expense increased to $110,944 from $85,358 for the quarter ended March 31, 2008 versus 2007, the result of higher legal costs and legal expenses associated with new business initiatives.  FDIC insurance expense increased from $2,397 to $29,989 due to changes in the timing with respect to assessing and billing deposit insurance premiums.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of March 31, 2008 and December 31, 2007 consisted of liquid assets totaling $30.8 million and $38.6 million, respectively.  This represents 27.1% and 29.6% of total assets at March 31, 2008 and December 31, 2007, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The following table illustrates the Company's regulatory capital ratios at:

	March 31,	December 31,
	2008	2007
Tier 1 (Leverage) Capital to Average Assets	16.70%	15.08%
Tier 1 Capital to Risk-Weighted Assets	21.25%	18.80%
Total Capital to Risk-Weighted Assets	22.50%	19.97%

The following table illustrates the Bank's regulatory capital ratios at:

	March 31,	December 31,
	2008	2007
Tier 1 (Leverage) Capital to Average Assets	14.43%	12.88%
Tier 1 Capital to Risk-Weighted Assets	18.49%	16.13%
Total Capital to Risk-Weighted Assets	19.74%	17.34%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Company is considered to be “well capitalized” under applicable regulations specified by the Federal Reserve.  The Bank also is considered to be “well capitalized” under applicable regulations.  To be considered “well capitalized” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices.  Based upon the nature of the Company’s business, market risk is primarily limited to interest rate risk, defined as the impact of changing interest rates on current and future earnings.

The Company’s goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations.  The first priority is to structure and price the Company’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates.  In order to reach an acceptable interest rate spread, the Company must generate loans and seek acceptable investments to replace the lower yielding balances in Federal Funds sold and short-term investments.  The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet.  One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of the liabilities.  In fact, a number of the interest bearing deposit products have no contractual maturity.  Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions.

The exposure to interest rate risk is monitored by senior management of the Bank and is reported quarterly to the Board of Directors of the Bank and the Company.  Management reviews the interrelationships within the balance sheet to maximize net interest income within acceptable levels of risk.

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

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Report on Form 10-Q may include forward-looking statements which reflect our current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than the Company to provide products and services which are impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) concentration of the Company’s business in southern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business not historically permitted to it.  Other such factors may be described in other filings made by the Company with the SEC.

Although the Company believes that it offers the loan and deposit products and has the resources needed for success, future revenues and interest spreads and yields cannot be reliably predicted.  These trends may cause the Company to adjust its operations in the future.  Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risk

           Not applicable.

Item 4T.                        Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s President and Chief Operating Officer and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s President and Chief Operating Officer and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II
Other Information

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a)           Exhibits

No.                                                                Description

3(i)
Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to the Issuer’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

31.1         Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer

32.1         Section 1350 Certification by President and Chief Operating Officer

32.2         Section 1350 Certification by Vice President and Chief Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: May 14, 2008	Title: President & Chief Operating Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: May 14, 2008	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.                                                                        Description
3(i)
Amended and Restated Certificate of Incorporation of the Issuer (incorporated by reference to Exhibit 3(i) to the Issuer’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to Issuer’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

31.1         Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer.

31.2         Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer.

32.1	Section 1350 Certification by President and Chief Operating Officer

32.2         Section 1350 Certification by Vice President and Chief Accounting Officer