Form 10-Q
period 2008-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2008-08-14
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).	Yes [ ]	No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
[Common Stock, $.01 par value per share]	2,793,528 shares

Table of Contents
Part I
Financial Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007 (unaudited)

ASSETS	2008	2007
Cash and due from banks	$3,593,334	$3,891,258
Federal funds sold	8,140,748	21,100,000
Short-term investments	8,170,830	8,355,686
Cash and cash equivalents	19,904,912	33,346,944

Available for sale securities (at fair value)	6,576,038	5,265,679
Federal Home Loan Bank stock	66,100	66,100
Loans held for sale	-	354,606
Loans receivable
Loans receivable - portfolio	81,572,648	80,404,844
Loans receivable - branch disposed of	-	6,847,249
Allowance for loan losses	(1,144,490)	(1,256,965)
Loans receivable, net	80,428,158	85,995,128
Accrued interest receivable	422,911	533,690
Premises and equipment
Premises and equipment	2,851,296	2,921,459
Premises and equipment - branch disposed of	-	656,261
Premises and equipment, net	2,851,296	3,577,720
Other assets held for sale	414,920	414,920
Other assets	1,028,048	1,009,474
Total assets	$111,692,383	$130,564,261

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
June 30, 2008 and December 31, 2007 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	2008	2007
Deposits
Noninterest bearing deposits
Noninterest bearing deposits	$24,213,159	$23,610,756
Noninterest bearing deposits - branch disposed of	-	4,187,632
Total noninterest bearing deposits	24,213,159	27,798,388
Interest bearing deposits
Interest bearing deposits	65,266,932	73,911,903
Interest bearing deposits - branch disposed of	-	5,712,101
Total interest bearing deposits	65,266,932	79,624,004
Total deposits	89,480,091	107,422,392
Repurchase agreements	79,528	544,341
Capital lease obligations	1,183,558	1,186,043
Accrued expenses and other liabilities	1,083,756	1,327,002
Total liabilities	91,826,933	110,479,778

Commitments and Contingencies

Shareholders' Equity
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2008 2,872,528; 2007 2,969,714	28,725	29,697
Additional paid-in capital	23,621,023	24,263,531
Accumulated deficit	(3,759,380)	(4,169,051)
Accumulated other comprehensive loss - net
unrealized loss on available for sale securities	(24,918)	(39,694)
Total shareholders' equity	19,865,450	20,084,483

Total liabilities and shareholders' equity	$111,692,383	$130,564,261

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$1,518,632	$1,837,813	$3,273,123	$3,569,992
Interest on securities	36,922	62,281	76,288	130,309
Interest on federal funds sold and short-term investments	103,500	357,467	303,162	671,778
Total interest income	1,659,054	2,257,561	3,652,573	4,372,079

Interest Expense
Interest on deposits	472,863	814,711	1,117,437	1,557,998
Interest on capital lease obligations	44,044	43,936	88,080	87,804
Interest on repurchase agreements	2,088	2,261	4,148	4,496
Total interest expense	518,995	860,908	1,209,665	1,650,298

Net interest income	1,140,059	1,396,653	2,442,908	2,721,781

(Credit) Provision for Loan Losses	(113,503)	27,451	(103,743)	127,244
Net interest income after (credit)
provision for loan losses	1,253,562	1,369,202	2,546,651	2,594,537

Noninterest Income
Service charges and fees	90,373	142,999	266,111	281,002
Gain on sale of branch	46,431	-	824,244	-
Gains on sales of loans	-	45,286	-	45,286
Other noninterest income	140,202	91,552	169,761	194,391
Total noninterest income	277,006	279,837	1,260,116	520,679

Noninterest Expense
Salaries and benefits	850,173	920,097	2,121,998	1,825,720
Occupancy and equipment	165,651	215,714	356,947	432,532
Professional services	137,816	173,095	248,759	258,452
Data processing and other outside services	98,278	106,667	204,402	210,578
Advertising and promotional expense	18,595	10,043	31,857	11,849
Forms, printing and supplies	39,910	20,655	57,034	39,165
FDIC insurance	13,374	61,074	43,363	63,472
Other operating expenses	133,490	164,710	332,736	264,542
Total noninterest expense	1,457,287	1,672,055	3,397,096	3,106,310

Net income (loss)	$73,281	$(23,016)	$409,671	$8,906

Basic income (loss) per share	$0.03	$(0.01)	$0.14	$0.00
Diluted income (loss) per share	$0.02	$(0.01)	$0.14	$0.00

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2008 and 2007 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

Comprehensive Income
Net income	-	-	-	8,906	-	8,906
Unrealized holding gains on available
for sale securities	-	-	-	-	31,086	31,086
Total comprehensive income						39,992

Directors fees settled in common stock	2,438	24	18,290	-	-	18,314
Restricted stock compensation	-	-	3,507	-	-	3,507
Stock option compensation	-	-	26,934	-	-	26,934

Balance June 30, 2007	2,943,735	$29,437	$24,196,614	$(3,586,464)	$(218,991)	$20,420,596

Balance December 31, 2007	2,969,714	$29,697	$24,263,531	$(4,169,051)	$(39,694)	$20,084,483

Comprehensive Income:
Net income	-	-	-	409,671	-	409,671
Unrealized holding gains on available
for sale securities	-	-	-	-	14,776	14,776
Total comprehensive income						424,447

Restricted stock compensation	-	-	26,330	-	-	26,330
Stock option compensation	-	-	13,742	-	-	13,742
Stock repurchase	(97,186)	(972)	(682,580)	-	-	(683,552)

Balance June 30, 2008	2,872,528	$28,725	$23,621,023	$(3,759,380)	$(24,918)	$19,865,450

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007 (unaudited)

Cash Flows From Operations	2008	2007
Net Income	$409,671	$8,906
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	4,415	(326)
(Credit) provision for loan losses	(103,743)	127,244
Gain on sale of branch - net	(824,244)	-
Share based compensation	40,072	30,441
Loans originated for sale, net of principal payments received	(58,513)	(151,435)
Proceeds from the sales of loans	-	254,595
Gains on sales of loans	-	(45,286)
Depreciation and amortization	163,130	206,782
Increase in cash surrender value of life insurance	(22,092)	(20,400)
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	4,763	(19,249)
Decrease (increase) in accrued interest receivable	110,779	(28,223)
Decrease (increase) decrease in other assets	3,518	(116,538)
(Decrease) increase in accrued expenses and other liabilities	(243,246)	121,174
Net cash (used in) provided by operating activities	(515,490)	367,685

Cash Flows From Investing Activities
Purchases of available for sale securities	(11,500,000)	-
Proceeds from maturities/calls of available for sale securities	10,200,002	1,000,000
Net payments on sale of branch	(546,189)	-
Net decrease in loans receivable	(1,169,675)	(9,433,153)
Purchases of premises and equipment	(81,429)	(45,010)
Net cash used in investing activities	(3,097,291)	(8,478,163)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(5,341,130)	3,733,912
Net (decrease) increase in certificates of deposit	(3,337,271)	2,014,169
Net decrease in repurchase agreements	(464,813)	(173,027)
Principal payments on capital lease obligations	(2,485)	(586)
Stock repurchased	(683,552)	-
Net cash (used in) provided by financing activities	(9,829,251)	5,574,468

Net decrease in cash and cash equivalents	(13,442,032)	(2,536,010)

Cash and cash equivalents
Beginning	33,346,944	34,809,747
Ending	$19,904,912	$32,273,737

		(continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2008 and 2007 (unaudited)

	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,243,786	$1,643,272

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Fixed assets	$644,723	$-

Loans receivable	$7,248,744	$-

Deposits	$9,263,900	$-

Transfer of loans receivable to loans held for sale	$-	$59,309

Transfer of loans held for sale to loans receivable	$413,119	$-

Accrued director's fees paid in common stock	$-	$18,314

Unrealized holding gains on available for sale securities arising
during the period	$14,776	$31,086

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

During the first quarter of 2008, the Bank sold its branch location in New London, Connecticut.  In connection with the transaction, the Bank transferred $7.2 million in loans, $9.3 million in deposits, and fixed assets of $645,000 to the purchaser.  The Company received a premium in connection with the sale of $824,000.

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

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2007, filed with the Securities and Exchange Commission on Form 10-KSB on March 27, 2008.

Note 3.                            Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$4,995,714	$31,093	$(50,032)	$4,976,775
U.S. Treasury Bills & Notes	1,499,833	17	-	1,499,850
Mortgage Backed Securities	105,409	-	(5,996)	99,413
	$6,600,956	$31,110	$(56,028)	$6,576,038

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$5,199,956	$-	$(35,054)	$5,164,902
Mortgage Backed Securities	105,417	-	(4,640)	100,777
	$5,305,373	$-	$(39,694)	$5,265,679

               As of June 30, 2008, gross unrealized losses on the available for sale securities portfolio totaled $56,028.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to obligations and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and further believes that the Company will receive all contractual principal and interest related to these investments.  Management regularly reviews the investment portfolio with respect to the appropriateness of the investments.  This includes the consideration of profitability, quality of the investment, interest rate risk and liquidity, as well as other considerations.  While management feels the current portfolio is appropriate, in the future, as the Company’s needs change, the Company may make changes to its investment portfolio.

At June 30 2008, gross unrealized holding losses on available for sale securities totaled $56,028.  All such unrealized losses had existed for a period of less than twelve months.

At December 31, 2007, gross unrealized holding losses on available for sale securities totaled $39,694.  All such unrealized losses had existed for a period of twelve months or longer.

Note 4.       Loans Receivable

A summary of the Company’s loan portfolio at June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007

Commercial loans secured by real estate	$37,468,430	$38,821,133
Commercial loans	36,784,935	40,763,176
Construction and land loans	6,229,497	6,248,455
Residential mortgage loans	138,600	142,333
Consumer home equity loans	396,131	555,694
Consumer installment loans	633,113	794,597
Total gross loans	81,650,706	87,325,388
Net deferred loan fees	(78,058)	(73,295)
Allowance for loan losses	(1,144,490)	(1,256,965)
Loans receivable, net	$80,428,158	$85,995,128

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$1,256,965	$1,062,661
Charge-offs	(10,109)	(58,739)
Recoveries	1,377	9,621
(Credit) provision charged to operations	(103,743)	127,244
Balance at end of period	$1,144,490	$1,140,787

Net charge-offs to average loans	(0.00)%	(0.06)%

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	June 30, 2008	December 31, 2007
Loans delinquent over 90 days and still accruing	$978,785	$726,036
Non-accrual loans	1,178,506	530,246
Total nonperforming loans	$2,157,291	$1,256,282
% of Total Loans	2.64%	1.56%
% of Total Assets	1.93%	0.96%
Ratio of allowance for loan losses to nonperforming loans	0.53	1.00

Note 5.                              Deposits

At June 30, 2008 and December 31, 2007, deposits consisted of the following:

	June 30, 2008	December 31, 2007
Noninterest bearing deposits	$24,213,159	$27,798,388

Interest bearing deposits
Checking	4,912,128	5,792,493
Money Market	30,807,120	40,721,374
Savings	1,428,818	1,654,000
Total checking, money market & savings	37,148,066	48,167,867

Time Certificates under $100,000	16,764,723	16,600,048
Time Certificates of $100,000 or more	11,354,143	14,856,089
Total time deposits	28,118,866	31,456,137
Total interest bearing deposits	65,266,932	79,624,004
Total deposits	$89,480,091	$107,422,392

Note 6.                            Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At June 30, 2008, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at June 30, 2008.

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

Note 7.                           Employment agreement

The Company entered into an employment agreement with its Senior Vice President and Chief Financial Officer effective May 5, 2008.  Under the agreement, he will serve as the Senior Vice President and Chief Financial Officer of the Company through May 4, 2010, unless the Company terminates  the agreement earlier under the terms of the agreement.  The Senior Vice President and Chief Financial Officer will receive a base salary that increases over the term of the agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.

The Senior Vice President and Chief Financial Officer received 3,000 shares of restricted stock that vest one third on May 5, 2009,  one third May 5, 2010 and one third on May 5, 2011.  The Senior Vice President and Chief Financial Officer is provided with health and life insurance, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).

If the Senior Vice President and Chief Financial Officer employment is terminated as a result of a business combination (as defined), the Senior Vice President and Chief Financial Officer will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of The Senior Vice President and Chief Financial Officer’s then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee is not offered a position with the remaining entity at his then current base annual salary.  The Senior Vice President and Chief Financial Officer is also entitled to a continuation of benefits under the terms of his agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

Note 8.                           Income (Loss) Per Share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share. The following is information about the computation of income (loss) per share for the three month and six month periods ended June 30, 2008 and 2007:

Three Months Ended June 30,
	2008			2007
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (loss) available to common shareholders	$73,281	2,917,934	$0.03	$(23,016)	2,943,628	$(0.01)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	16,569	-	-	-	-
Diluted Income (Loss) Per Share
Income (loss) available to common
shareholders plus assumed conversions	$73,281	2,934,503	$0.02	$(23,016)	2,943,628	$(0.01)

Six Months Ended June 30,
	2008			2007
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share
Income available to common shareholders	$409,671	2,942,213	$0.14	$8,906	2,942,912	$0.00
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	16,638	-	-	6,025	-
Diluted Income Per Share
Income available to common
shareholders plus assumed conversions	$409,671	2,958,851	$0.14	$8,906	2,948,937	$0.00

Note  9.      Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, is as follows:

	Six Months Ended
	June 30, 2008
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$14,776	$-	$14,776

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities	$14,776	$-	$14,776

	Six Months Ended
	June 30, 2007
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$31,086	$-	$31,086

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities	$31,086	$-	$31,086

There is no tax effect relating to other comprehensive income because there is a full valuation allowance recorded against the deferred tax asset.

Note 10.      Financial Instruments with Off-Balance-Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
Commitments to extend credit
Future loan commitments	$10,665,000	$4,348,250
Unused lines of credit	25,454,660	27,961,313
Undisbursed construction loans	687,000	663,931
Financial standby letters of credit	3,520,308	4,225,778
	$40,326,968	$37,199,272

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at June 30, 2008 and December 31, 2007 was not significant.

Note 11.      Recent Accounting Pronouncements

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

The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the consolidated financial statements of the Company as a result of the adoption of Statement 157.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 155 (SFAS 159).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 was effective for the Company in the 2008 first quarter.  The Company did not elect to report any additional assets or liabilities at fair value other than those that were already being reported at fair value.

Note 12.      Fair Value

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

The balances of assets measured at fair value on a recurring basis as of June 30, 2008 were as follows:

		Significant
		Observable
		Inputs
	Total	(Level 2)
Securities available for sale	$6,576,038	$6,576,038

The balances of assets measured at fair value on a nonrecurring basis as of June 30, 2008 were as follows:

		Significant
		Unobservable
		Inputs
	Total	(Level 3)	Total Gains
Impaired Loans (1)	$892,837	$892,837	$114,122

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

Note 13.      Subsequent Events

The Company announced that its wholly owned subsidiary, SCB Capital, Inc., acquired the net assets of Evergreen Financial LLC for $180,000 on August 1, 2008.  SCB Capital, Inc. will now be offering mortgage brokerage services effective August 1, 2008.

Donald W. Spini will serve as President of SCB Capital, Inc. and will oversee its mortgage brokerage business which will operate under the name “Evergreen Financial.” SCB Capital, Inc. operates from the Company’s headquarters in New Haven, Connecticut and is licensed by the State of Connecticut Department of Banking to operate a mortgage brokerage business.

Item 2.            Management's Discussion and Analysis of Financial Condition
                        And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months and six months ended June 30, 2008 and 2007, along with the audited financial statements as of and for the year ended December 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2008.

Summary

As of June 30, 2008, the Company had $111.7 million of total assets, $81.6 million of gross loans receivable, and $89.5 million of total deposits.  Total equity capital at June 30, 2008 was $19.9 million, and the Company’s Tier I Leverage Capital Ratio was 17.89%.  The decrease in premises and equipment, loans and deposits is primarily attributable to the sale of the Bank’s branch in New London, Connecticut.  This transaction was completed on February 29, 2008.  In addition, the Bank experienced seasonal fluctuations in deposits from small businesses in the first and second quarters.

Net interest margin for the three months and six months ended June 30, 2008 was 4.43% and 4.54%, as compared to 4.82% and 4.86% for the three months and six months ended June 30, 2007.  During the six months ended June 30, 2008, the Federal Open Market Committee (“FOMC”) reduced short term interest rates by 2.25%, from 7.25% to 5.00%.  The Company maintains a large investment in short term investments, including Federal Funds sold and money market investments.  The return on these investments decreased significantly during the six months ended June 30, 2008, further reducing the Company’s Interest Rate Spread and Net Interest Margin.

The Company had net income of $73,281 (or basic and diluted income per share of $0.03 and $0.02, respectively) for the three months ended June 30, 2008, compared to net loss of $23,016 (or basic and diluted loss per share of $0.01) for the three months ended June 30, 2007.  The Company had net income of $409,671 (or basic and diluted income per share of $0.14) for the six months ended June 30, 2008, compared to net income of $8,906 (or basic and diluted income per share of $0.00) for the six months ended June 30, 2007. The (credit to) provision for loan losses for the three months and six months ended June 30, 2008 was $(113,503) and $(103,743), respectively, as compared to $27,451 and $127,244 for the same periods in 2007.  The Company’s operating results for the three months and six months ended June 30, 2008 were significantly impacted by the recognition of the gain on sale of the Bank’s branch office located in New London, Connecticut, and by expenses related to the severance payment made to the former CEO and President of the Company and the Bank.

On July 18, 2008, the Company announced an initiative aimed at reducing the expense structure of the Company through realignment of responsibilities, the elimination of several positions, and the consolidation of its operating division, The Bank of North Haven, into The Bank of Southern Connecticut.

In November of 2007, the Company's Board of Directors approved the adoption of a Stock Repurchase Program of up to 147,186 shares of its common stock representing 5% of its outstanding common stock.  The Company completed its stock repurchase plan by the middle of July 2008.

On Tuesday, July 15, 2008, the Company's Board of Directors approved the adoption of an additional stock repurchase program of up to 141,126 shares representing 5% of the outstanding shares of the Company’s common stock.  The shares will be repurchased on the open market from time to time as, in the opinion of management, market conditions warrant and subject to applicable laws, rules and regulations.

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

Based upon this evaluation, management believes the allowance for loan losses of $1,144,490 or 1.40% of gross loans receivable and 0.53 times nonperforming loans at June 30, 2008 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2007, the allowance for loan losses was $1,256,965 or 1.44% of gross loans receivable and 1.00 times non-performing loans.

The Bank’s (credit to) provision for loan losses was $(113,503) and $(103,743) for the three months and six months ended June 30, 2008, respectively, as compared to a provision to loan losses of $27,451 and $127,244 for the same periods in 2007.  The change is primarily attributable to a decrease in loans receivable resulting largely from the sale of the Bank’s New London branch, and the favorable reclassification of an impaired loan during 2008.

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

The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2. The impact on the consolidated financial statements of the Company as a result of the adoption of  this Statement was not material.

Comparison of Financial Condition as of June 30, 2008 versus December 31, 2007

General
The Company’s total assets were $111.7 million at June 30, 2008, a decrease of $18.9 million (14.5%) from $130.6 million in assets as of December 31, 2007.  Net loans receivable decreased to $80.4 million from $86.0 million, and total deposits decreased to $89.5 million from $107.4 million during the same period.

Investments
Available for sale securities totaled $6.6 million as of June 30, 2008, an increase of $1.3 million from a balance of $5.3 million as of December 31, 2007.  The available for sale securities portfolio is invested in U.S. government sponsored agency obligations, sponsored agency issued mortgage backed securities, and obligations of the United States Treasury. The increase in balance resulted from the Company purchasing short term treasury notes, that matured on July 2, 2008, to meet pledge obligations until longer term investments settled.

As of June 30, 2008, gross unrealized losses on the available for sale securities portfolio totaled $56,028.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to obligations and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and further believes that the Company will receive all contractual principal and interest related to these investments.  Management regularly reviews the investment portfolio with respect to the appropriateness of the investments.  This includes the consideration of profitability, quality of the investment, interest rate risk and liquidity, as well as other considerations.  While management feels the current portfolio is appropriate, in the future, as the Company’s needs change, the Company may make changes to its investment portfolio.

Loans
Net loans receivable decreased $5.6 million (6.5%) from $86.0 million at December 31, 2007 to $80.4 million at June 30, 2008.  During the six months ended June 30, 2008, the Bank sold $7.2 million of loans in connection with the sale of its New London branch.  Also during the first quarter of 2008, the Bank realigned management of its lending department and appointed a new Chief Lending Officer.  In addition, further changes were made to improve the Bank’s credit underwriting process and credit review process.  These changes are expected to improve the Bank’s loan production capability.  The Bank currently has a large number of loans pending closing; if these loans are closed, the ratio of loans receivable to deposits is expected to increase.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$1,256,965	$1,062,661
Charge-offs	(10,109)	(58,739)
Recoveries	1,377	9,621
(Credit) provision charged to operations	(103,743)	127,244
Balance at end of period	$1,144,490	$1,140,787

Non-Accrual, Past Due and Restructured Loans

The following is a summary of non-accrual and past due loans:

	June 30, 2008	December 31, 2007
Loans delinquent over 90 days and still accruing	$978,785	$726,036
Non-accrual loans	1,178,506	530,246
Total nonperforming loans	$2,157,291	$1,256,282
% of Total Loans	2.64%	1.56%
% of Total Assets	1.93%	0.96%
Ratio of allowance for loan losses to nonperforming loans	0.53	1.00

Potential Problem Loans
At June 30, 2008, the Bank had a loan totaling $1.1 million, which was not disclosed in the table above, and was not on non-accrual status, but was deemed to be impaired pursuant to Statement of Financial Accounting Standards No. 114.  This loan is current with respect to principal and interest.  Management of the Company has reviewed the collateral for this loan and considers the current reserves on this loan to be adequate to cover potential losses, if any, related to this relationship.

Deposits
Deposits were $89.5 million at June 30, 2008, a decrease of $17.9 million (16.7%) from $107.4 million at December 31, 2007.  Non-interest bearing deposits were $24.2 million at June 30, 2008, a decrease of $3.6 million (12.9%) from $27.8 million at December 31, 2007.  The balance of non-interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings decreased $11.1 million, or 22.9%, to $37.1 million at June 30, 2008, from $48.2 million at December 31, 2007.  Certificates of deposit decreased to $28.1 million at June 30, 2008 from $31.5 million at December 31, 2007, a 10.6% decrease.  The decrease in deposits is attributable to the sale of the New London branch and seasonal fluctuations in deposit levels of small business customers.

Currently the Bank does not have any brokered deposits.  The Bank does maintain relationships with several deposit brokers and could utilize the services of one or more of such brokers if management determines that issuing brokered certificates of deposits would be in the best interest of the Bank and the Company.

Other
Repurchase agreement balances totaled $79,528 at June 30, 2008 as compared to $544,341 at December 31, 2007.  The decrease is due to normal customer activity.

Results of Operations – Comparison of Results for the three months and six months ended June 30, 2008 and June 30, 2007

General
The Company had net income of $73,281 for the three months ended June 30, 2008, compared to net loss of $23,016 for the three months ended June 30, 2007.  The Company had net income of $409,671 for the six months ended June 30, 2008, compared to net income of $8,906 for the six months ended June 30, 2007.  The increase in net income is largely attributable to the gain on sale recognized by the Company in connection with the sale of the Bank’s New London branch, and which was offset by expenses related to severance payments made to the former CEO and President of the Company and the Bank.

Net Interest Income
The principal source of revenue for the Company and the Bank is net interest income.  The Company’s net interest income is dependent primarily upon the difference or spread between the average yield earned on loans receivable and investment securities and the average rate paid on deposits and borrowings, as well as the relative average balances of such assets and liabilities.  The Company, like other banking institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

For the three months ended June 30, 2008, net interest income was $1,140,059 versus $1,396,653 for the three months ended June 30, 2007, a decrease of $256,594 or 18.4%.  The decrease is attributable to a decreased net interest spread and net interest margin and the sale of our New London branch.  As a result of the sale of the New London branch, the Company’s average total interest earning assets decreased 10.8% for the three months ended June 30, 2008 to $103.6 million (a decrease of $12.5 million) from the Company’s average total interest earning assets of $116.1 million for the three months ended June 30, 2007.

For the six months ended June 30, 2008, net interest income was $2,442,908 versus $2,721,781 for the six months ended June 30, 2007, a decrease of $278,873 or 10.2%.  The decrease is attributable to a decreased net interest spread and net interest margin and the sale of our New London branch. The FOMC reduced short-term interest rates (which resulted in a corresponding reduction in the prime lending rate) from 7.25% at December 31, 2007 to 5.00% at June 30, 2008.  Decreases in short-term rates tend to compress the Company’s net interest spread and net interest margin. During periods of declining interest rates, the interest expense related to sources of funds is not reduced commensurate with reduction in interest earned on interest earning assets (which are most typically tied to the prime lending rate or other market indices).  This situation inherently compresses the spread during periods of declining interest rates.

The yield on average earning assets for the three months ended June 30, 2008 was 6.44% versus 7.80% for the same period in 2007, a decrease of 136 basis points.  The decrease in the yield on assets reflects the decreases in market interest rates that occurred throughout 2007 and 2008, particularly in the prime lending rate and the Bank’s base lending rate.

The yield on average earning assets for the six months ended June 30, 2008 was 6.79% versus 7.81% for the same period in 2007, a decrease of 102 basis points.  The decrease in the yield on assets reflects the decreases in market interest rates that occurred throughout 2007 and 2008, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 3.17% for the three months ended June 30, 2008 versus 4.29% for the three months ended June 30, 2007, a decrease of 112 basis points which is attributable to the general decreases in market interest rates.

The cost of average interest bearing liabilities was 3.47% for the six months ended June 30, 2008 versus 4.31% for the six months ended June 30, 2007, a decrease of 84 basis points which is attributable to the general decreases in market interest rates.

As a result of the overall market reduction in interest rates, the Company’s net interest margin and net interest spread have decreased for the three months and six months ended June 30, 2008 versus the same periods in 2007.

The Company’s net interest margin was 4.43% for the three months ended June 30, 2008, a decrease of 39 basis points versus 4.82% for the three months ended June 30, 2007.  At the same time, the Company’s interest spread decreased 24 basis points from 3.51% to 3.27%.

The Company’s net interest margin was 4.54% for the six months ended June 30, 2008, a decrease of 32 basis points versus 4.86% for the six months ended June 30, 2007.  At the same time, the Company’s interest spread decreased 18 basis points from 3.50% to 3.32%.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended June 30, 2008 and 2007.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	June 30, 2008			June 30, 2007
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$79,781	$1,519	7.66%	$81,770	$1,838	9.02%	$(319)
Short-term investments	8,214	50	2.45%	7,449	97	5.22%	(47)
Investments	5,541	37	2.69%	7,170	62	3.47%	(25)
Federal funds sold	10,016	53	2.13%	19,747	261	5.30%	(208)
Total interest earning assets	103,552	1,659	6.44%	116,136	2,258	7.80%	(599)

Cash and due from banks	4,143			6,565
Premises and equipment, net	2,891			4,326
Allowance for loan losses	(1,268)			(1,110)
Other	1,837			1,502
Total assets	$111,155			$127,419

Interest bearing liabilities
Time certificates	$28,081	305	4.37%	$31,074	389	5.02%	(84)
Savings deposits	1,657	6	1.46%	1,866	6	1.29%	-
Money market / checking deposits	34,390	162	1.89%	45,816	420	3.68%	(258)
Capital lease obligations	1,184	44	14.95%	1,188	44	14.86%	-
Repurchase agreements	560	2	1.44%	621	2	1.29%	-

Total interest bearing liabilities	65,872	519	3.17%	80,565	861	4.29%	(342)

Non-interest bearing deposits	23,715			25,752
Accrued expenses and
other liabilities	1,627			663
Shareholder's equity	19,941			20,439
Total liabilities and equity	$111,155			$127,419

Net interest income		$1,140			$1,397		$(257)

Interest spread			3.27%			3.51%
Interest margin			4.43%			4.82%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2008 and 2007 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	June30, 2008 vs 2007
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$(319)	$(45)	$(274)
Short-term investments	(47)	10	(57)
Investments	(25)	(14)	(11)
Federal funds sold	(208)	(94)	(114)
Total interest earning assets	(599)	(143)	(456)

Interest bearing liabilities
Time certificates	(84)	(38)	(46)
Savings deposits	-	(1)	1
Money market / checking deposits	(258)	(87)	(171)
Capital lease obligations	-	-	-
Repurchase agreements	-	-	-
Total interest bearing liabilities	(342)	(126)	(216)
Net interest income	$(257)	$(17)	$(240)

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the six months ended June 30, 2008 and 2007.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007

		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$82,749	$3,273	7.95%	$79,428	$3,570	9.06%	$(297)
Short-term investments	8,352	131	3.15%	7,021	180	5.17%	(49)
Investments	4,965	76	3.08%	7,523	130	3.48%	(54)
Federal funds sold	12,146	172	2.85%	18,931	492	5.24%	(320)
Total interest earning assets	108,212	3,652	6.79%	112,903	4,372	7.81%	(720)

Cash and due from banks	4,549			6,023
Premises and equipment, net	3,123			4,360
Allowance for loan losses	(1,279)			(1,099)
Other	1,837			1,503
Total assets	$116,442			$123,690

Interest bearing liabilities
Time certificates	$28,877	659	4.59%	$30,462	758	5.02%	(99)
Savings deposits	1,725	12	1.40%	1,946	13	1.35%	(1)
Money market / checking deposits	37,817	446	2.37%	43,016	787	3.69%	(341)
Capital lease obligations	1,185	88	14.93%	1,188	88	14.94%	-
Repurchase agreements	556	4	1.45%	612	4	1.32%	-

Total interest bearing liabilities	70,160	1,209	3.47%	77,224	1,650	4.31%	(441)

Non-interest bearing deposits	24,766			25,388
Accrued expenses and
other liabilities	1,390			647
Shareholder's equity	20,126			20,431
Total liabilities and equity	$116,442			$123,690

Net interest income		$2,443			$2,722		$(279)

Interest spread			3.32%			3.50%
Interest margin			4.54%			4.86%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the six months ended June 30, 2008 and 2007 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Six months Ended
	June 30, 2008 v. 2007
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$(297)	$148	$(445)
Short-term investments	(49)	30	(79)
Investments	(54)	(40)	(14)
Federal funds sold	(320)	(141)	(179)
Total interest earning assets	(720)	(3)	(717)

Interest bearing liabilities
Time certificates	(99)	(38)	(61)
Savings deposits	(1)	(1)	0
Money market / checking deposits	(341)	(87)	(254)
Capital lease obligations	-	-	-
Repurchase agreements	-	-	0
Total interest bearing liabilities	(441)	(126)	(315)
Net interest income	$(279)	$123	$(402)

Provision for Loan Losses
The Company’s (credit) provision for loan losses was $(113,503) and $(103,743) for the three months and six months ended June 30, 2008, respectively, as compared to $27,451 and $127,244 for the same periods in 2007.  The change in provision for loan losses in 2008 is primarily attributable to a decrease in loans receivable resulting largely from the sale of the Bank’s New London branch, and the favorable reclassification of an impaired loan.

Noninterest Income
Noninterest income was $277,006 for the three months ended June 30, 2008 versus $279,837 for the three months ended June 30, 2007. The $2,831 decrease is due to gains of $46,431 on the sale of the New London branch, an increase in other income of $48,650, a decrease in service  charges and fees of $52,626 and a $45,286 decrease in gains on sales of SBA loans.

 Total noninterest income was $1,260,116 for the six months ended June 30, 2008 versus $520,679 for the same period in 2007.  Noninterest income in 2008 included $824,244 from a gain on sale of the Bank’s New London branch.  Service charges and fees decreased $14,891 due to changes in business practices of customers of the Bank.  Gains on sales of SBA loans decreased $45,286 during 2008. Other non-interest income decreased from $194,391 in 2007 to $169,761 in 2008 primarily due to decreases in loan prepayment penalties ($8,649) and SBA loan servicing income ($17,672).

Noninterest Expense
Total noninterest expense was $1,457,287 for the three months ended June 30, 2008 versus $1,672,055 for the same period in 2007, a decrease of $214,768 or 12.8%.

           Salaries and benefits expense for the three months ended June 30, 2008 was $850,173 versus $920,097 for the same period in 2007.  Occupancy and equipment expense for the second quarter of 2008 decreased by $50,063 or 23.2%.  The decrease in salaries and benefits expense and occupancy and equipment expense is attributable to the elimination of expenses related to the operation of the New London branch.  Professional services expense decreased to $137,816 from $173,095 for the quarter ended June 30, 2008 versus 2007, the result of lower legal costs and legal expenses associated with new business initiatives.  FDIC insurance expense decreased from $61,074 to $13,374 due to a decline in deposit balances and a lower assessment rate due to an improved FDIC rating.

Total noninterest expense was $3,397,096 for the six months ended June 30, 2008 versus $3,106,310 for the same period in 2007, an increase of $290,786 or 9.4%.

Salaries and benefits expense for the six months ended June 30, 2008 was $2,121,998 versus $1,825,720 for the same period in 2007.  Salaries and benefits expense in 2008 includes approximately $300,000 in expenses related to the severance of the former Chief Executive Officer and President and the sale of the New London branch.  Occupancy and equipment expense for the six months ended June 30, 2008 decreased by $75,585 or 17.5%.  The decrease is primarily attributable to the elimination of expenses related to the operation of the New London branch.  FDIC insurance expense decreased by $20,109 from $63,472 to $43,363 due to a decline in deposit balances and a lower assessment rate due to an improved FDIC rating.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of June 30, 2008 and December 31, 2007 consisted of liquid assets totaling $26.5 million and $38.6 million, respectively.  This represents 23.7% and 29.6% of total assets at June 30, 2008 and December 31, 2007, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The following table illustrates the Company's regulatory capital ratios at:

	June 30,	December 31,
	2008	2007
Tier 1 (Leverage) Capital to Average Assets	17.89%	17.56%
Tier 1 Capital to Risk-Weighted Assets	20.38%	21.80%
Total Capital to Risk-Weighted Assets	21.55%	22.96%

The following table illustrates the Bank's regulatory capital ratios at:

	June 30,	December 31,
	2008	2007
Tier 1 (Leverage) Capital to Average Assets	15.92%	14.82%
Tier 1 Capital to Risk-Weighted Assets	18.17%	18.52%
Total Capital to Risk-Weighted Assets	19.38%	19.72%

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

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s President and Chief Operating Officer and its Chief Financial Officer as of the end of the period covered by this report, the Company’s President and Chief Operating Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

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

During the Quarter ended June 30, 2008, the Company hired a Chief Financial Officer.  The President and Chief Operating Officer had previously assumed the responsibilities of the Chief Financial Officer.

There have not been any other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II
Other Information

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
2008	(a)	(b)	(c)	(d)
Period	Total number	Average	Total number of	Maximum
	of shares	price paid	shares	number
	purchased (1)	per share	purchased as	of shares that may
			part of publicly	yet be purchased
			announced plans	under the plans
			or programs (2)	or programs

April 1 - April 30	26,400	$7.03	48,000	99,186
May 1- May 31	7,500	7.05	55,500	91,686
June 1, June 30	41,686	7.02	97,186	50,000

Total	75,586	$7.03		240,872

(1)	All shares were purchased in open-market transactions pursuant to previously announced repurchase program.

(2)
The Company’s Board of Directors approved the adoption of a stock repurchase program in November of 2007 of up to 147,186 shares of the Company’s common stock. This repurchase program ended in July 2008. On July 15, 2008, the Company’s Board of Directors approved the adoption of an additional stock repurchase program of up to 141,126 shares of the Company’s common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

In connection with its Annual Meeting of Shareholders, held May 20, 2008 (the “Annual Meeting”), Bancorp solicited by proxy the vote of its shareholders to elect two directors, each for a three-year term; who, along with the directors whose terms did not expire at the 2008 Annual Meeting constitute the full Board of Directors of Bancorp.

The following table summarizes the voting for the Board of Directors, each of whom was elected by a plurality of the votes cast:

	For	“Withhold Authority”
Carl R. Borelli	2,421,639	435,930
Alphonse F. Spadaro, Jr.	2,422,581	434,980

The names of the other directors of Bancorp whose terms continued after the meeting are:
James S. Brownstein, Esq.; Elmer F. Laydon; Alfred J. Ranieri, Jr. and Joshua H. Sandman.

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

10.1
Employment Agreement dated May 5, 2008, by and among Registrant, and The Bank of Southern Connecticut and Stephen V. Ciancarelli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification by President and Chief Operating Officer

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: August 14, 2008	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: August 14, 2008	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: August 14, 2008	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.	Description
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

10.1
Employment Agreement dated May 5, 2008, by and among Registrant, and The Bank of Southern Connecticut and Stephen V. Ciancarelli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer.

32.1	Section 1350 Certification by President and Chief Operating Officer

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer