Form 10-Q
period 2008-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2008-11-13
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ x  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2008
[Common Stock, $.01 par value per share]	2,737,528 shares

Table of Contents
Part I
Financial Information
		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	September 30, 2008 and December 31, 2007(unaudited)	2

	Consolidated Statements of Operations for the three
	months and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity
	for the nine months ended September 30, 2008 and 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2008 and 2007 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4T.	Controls and Procedures	34

Part II
Other Information

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007 (unaudited)

ASSETS	2008	2007
Cash and due from banks	$4,483,738	$3,891,258
Federal funds sold	95,847	21,100,000
Short-term investments	15,830,604	8,355,686
Cash and cash equivalents	20,410,189	33,346,944

Available for sale securities (at fair value)	5,057,919	5,265,679
Federal Home Loan Bank stock	66,100	66,100
Loans held for sale	-	354,606
Loans receivable
Loans receivable - portfolio	88,233,751	80,404,844
Loans receivable - branch disposed of	-	6,847,249
Allowance for loan losses	(1,049,226)	(1,256,965)
Loans receivable, net	87,184,525	85,995,128
Accrued interest receivable	521,889	533,690
Premises and equipment
Premises and equipment	2,826,164	2,921,459
Premises and equipment - branch disposed of	-	656,261
Premises and equipment, net	2,826,164	3,577,720
Other assets held for sale	414,920	414,920
Other assets	1,375,367	1,009,474
Total assets	$117,857,073	$130,564,261

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
September 30, 2008 and December 31, 2007 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	2008	2007
Deposits
Noninterest bearing deposits
Noninterest bearing deposits	$24,803,530	$23,610,756
Noninterest bearing deposits - branch disposed of	-	4,187,632
Total noninterest bearing deposits	24,803,530	27,798,388
Interest bearing deposits
Interest bearing deposits	70,732,106	73,911,903
Interest bearing deposits - branch disposed of	-	5,712,101
Total interest bearing deposits	70,732,106	79,624,004
Total deposits	95,535,636	107,422,392
Repurchase agreements	764,828	544,341
Capital lease obligations	1,182,266	1,186,043
Accrued expenses and other liabilities	1,244,046	1,327,002
Total liabilities	98,726,776	110,479,778

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2008 2,767,528; 2007 2,969,714	27,675	29,697
Additional paid-in capital	22,947,151	24,263,531
Accumulated deficit	(3,801,002)	(4,169,051)
Accumulated other comprehensive loss - net
unrealized loss on available for sale securities	(43,527)	(39,694)
Total shareholders' equity	19,130,297	20,084,483

Total liabilities and shareholders' equity	$117,857,073	$130,564,261

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$1,496,517	$2,004,997	$4,769,642	$5,574,987
Interest on securities	59,801	65,331	136,089	195,640
Interest on federal funds sold and short-term investments	79,666	339,171	382,827	1,010,950
Total interest income	1,635,984	2,409,499	5,288,558	6,781,577

Interest Expense
Interest on deposits	459,639	837,803	1,577,076	2,395,799
Interest on capital lease obligations	44,025	43,978	132,105	131,782
Interest on repurchase agreements	2,632	2,244	6,780	6,739
Total interest expense	506,296	884,025	1,715,961	2,534,320

Net interest income	1,129,688	1,525,474	3,572,597	4,247,257

Provision (Credit) for Loan Losses	39,661	319,218	(64,082)	446,462
Net interest income after provision
(credit) for loan losses	1,090,027	1,206,256	3,636,679	3,800,795

Noninterest Income
Service charges and fees	136,851	171,448	402,960	452,450
Gain on sale of branch	50,669	-	874,912	-
Gains on sales of loans	-	-	-	45,286
Other noninterest income	5,970	54,434	175,728	248,824
Total noninterest income	193,490	225,882	1,453,600	746,560

Noninterest Expense
Salaries and benefits	835,386	774,420	2,957,384	2,600,138
Occupancy and equipment	171,573	202,052	528,520	634,582
Professional services	5,927	267,845	254,686	526,298
Data processing and other outside services	98,267	102,639	302,669	313,218
Advertising and promotional expense	18,488	7,364	50,346	19,213
Forms, printing and supplies	24,943	20,795	81,975	59,961
FDIC insurance	16,115	30,625	59,478	94,097
Other operating expenses	154,440	169,143	487,172	433,687
Total noninterest expense	1,325,139	1,574,883	4,722,230	4,681,194

Net (loss) income	$(41,622)	$(142,745)	$368,049	$(133,839)

Basic (loss) income per share	$(0.01)	$(0.05)	$0.13	$(0.05)
Diluted (loss) income per share	$(0.01)	$(0.05)	$0.13	$(0.05)

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2008 and 2007 (unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Accumulated	Comprehensive
	of Shares	Stock	Capital	Deficit	Loss	Total

Balance December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

Comprehensive Income:
Net loss	-	-	-	(133,839)	-	(133,839)
Unrealized holding gains on available
for sale securities	-	-	-	-	140,586	140,586
Total comprehensive income						6,747

Directors fees settled in common stock	3,885	39	29,291	-	-	29,330
Restricted stock compensation	1,000	10	16,085	-	-	16,095
Stock option compensation	-	-	37,791	-	-	37,791

Balance September 30, 2007	2,946,182	$29,462	$24,231,050	$(3,729,209)	$(109,491)	$20,421,812

Balance December 31, 2007	2,969,714	$29,697	$24,263,531	$(4,169,051)	$(39,694)	$20,084,483

Comprehensive Income:
Net income	-	-	-	368,049	-	368,049
Unrealized holding losses on available
for sale securities	-	-	-	-	(3,833)	(3,833)
Total comprehensive income						364,216

Restricted stock compensation	-	-	40,670	-	-	40,670
Stock option compensation	-	-	16,930	-	-	16,930
Stock repurchase	(202,186)	(2,022)	(1,373,980)	-	-	(1,376,002)

Balance September 30, 2008	2,767,528	$27,675	$22,947,151	$(3,801,002)	$(43,527)	$19,130,297

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007 (unaudited)

Cash Flows From Operations	2008	2007
Net Income	$368,049	$(133,839)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	3,924	(349)
(Credit) provision for loan losses	(64,082)	446,462
Gain on sale of branch	(874,912)	-
Share based compensation	57,600	53,886
Loans originated for sale, net of principal payments received	(58,513)	(148,674)
Proceeds from the sales of loans	-	195,286
Gains on sales of loans	-	(45,286)
Depreciation and amortization	215,664	309,557
Increase in cash surrender value of life insurance	(33,138)	(30,600)
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	31,854	(11,375)
Decrease (increase) in accrued interest receivable	11,801	(79,020)
Increase in other assets	(310,559)	(50,078)
Increase in accrued expenses and other liabilities	25,166	294,697
Net cash (used in) provided by operating activities	(627,146)	800,667

Cash Flows From Investing Activities
Purchases of available for sale securities	(11,500,000)	-
Proceeds from maturities/calls of available for sale securities	11,700,003	1,000,002
Net payments on sale of branch	(495,521)	-
Net decrease in loans receivable	(7,992,794)	(13,707,837)
Purchases of premises and equipment	(101,481)	(62,169)
Acquisition of mortgage broker	(137,668)	-
Net cash used in investing activities	(8,527,461)	(12,770,004)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(4,122,341)	2,040,927
Net increase in certificates of deposit	1,499,485	4,160,447
Net increase (decrease) in repurchase agreements	220,487	(193,834)
Principal payments on capital lease obligations	(3,777)	(891)
Stock repurchased	(1,376,002)	-
Net cash (used in) provided by financing activities	(3,782,148)	6,006,649

Net decrease in cash and cash equivalents	(12,936,755)	(5,962,688)

Cash and cash equivalents
Beginning	33,346,944	34,809,747
Ending	$20,410,189	$28,847,059

		(continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2008 and 2007 (unaudited)

	2008	2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,745,913	$2,523,719

Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Premises and equipment	$644,723	$-

Loans receivable	$7,248,744	$-

Deposits	$9,263,900	$-

Transfer of loans receivable to loans held for sale	$-	$59,309

Transfer of loans held for sale to loans receivable	$413,119	$-

Accrued director's fees paid in common stock	$-	$29,330

Unrealized holding (loss) gains on available for sale securities arising
during the period	$(3,833)	$140,586

See Note 12 for information regarding the acquisition of certain assets and liabilities of a mortgage broker.

See Notes to Consolidated Financial Statements.

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank and a mortgage broker serving primarily New Haven County (the “Southern Connecticut Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut.

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

 During the first quarter of 2008, the Bank sold its branch location in New London, Connecticut.  In connection with the transaction, the Bank transferred $7.2 million in loans, $9.3 million in deposits, and fixed assets of $645,000 to the purchaser.  The Company received a premium in connection with the sale of $875,000.

On August 1, 2008 the Company’s wholly owned subsidiary, SCB Capital, Inc., purchased assets of Evergreen Financial LLC for $180,000. The Company incurred legal fees and assumed the liability for certain employee benefits totaling $65,790 relating to the acquisition. At September 30, 2008, the Company has recorded goodwill of $233,440 relating to this transaction (see Note 12). SCB Capital, Inc., operating under the name “Evergreen Financial,” now offers mortgage brokerage services. SCB Capital, Inc. operates from the Company’s headquarters in New Haven, Connecticut and is licensed by the State of Connecticut Department of Banking to operate a mortgage brokerage business.

Evergreen will focus on meeting the mortgage brokerage needs of residential and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Southern Connecticut market.

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2007, filed with the Securities and Exchange Commission on Form 10-KSB on March 27, 2008.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2008	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$4,996,040	$-	$(39,546)	$4,956,494
Mortgage Backed Securities	105,406	-	(3,981)	101,425
	$5,101,446	$-	$(43,527)	$5,057,919

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
U.S. Government Sponsored Agency Obligations	$5,199,956	$-	$(35,054)	$5,164,902
Mortgage Backed Securities	105,417	-	(4,640)	100,777
	$5,305,373	$-	$(39,694)	$5,265,679

As of September 30, 2008, gross unrealized losses on the available for sale securities portfolio totaled $43,527.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to obligations and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and further believes that the Company will receive all contractual principal and interest related to these investments.  Management regularly reviews the investment portfolio with respect to the appropriateness of the investments.  This includes the consideration of profitability, quality of the investment, interest rate risk and liquidity, as well as other considerations.  While management feels the current portfolio is appropriate, in the future, as the Company’s needs change, the Company may make changes to its investment portfolio.

At September 30, 2008, gross unrealized holding losses on available for sale securities totaled $43,527.  All such unrealized losses had existed for a period of less than twelve months.

At December 31, 2007, gross unrealized holding losses on available for sale securities totaled $39,694.  All such unrealized losses had existed for a period of twelve months or longer.

Note 4.       Loans Receivable

A summary of the Company’s loan portfolio at September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007

Commercial loans secured by real estate	$42,240,521	$38,821,133
Commercial loans	38,523,808	40,763,176
Construction and land loans	6,647,523	6,248,455
Consumer installment loans	537,691	794,597
Consumer home equity loans	389,357	555,694
Residential mortgage loans	-	142,333
Total gross loans	88,338,900	87,325,388
Net deferred loan fees	(105,149)	(73,295)
Allowance for loan losses	(1,049,226)	(1,256,965)
Loans receivable, net	$87,184,525	$85,995,128

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$1,256,965	$1,062,661
Charge-offs	(180,413)	(356,149)
Recoveries	36,756	11,897
(Credit) provision charged to operations	(64,082)	446,462
Balance at end of period	$1,049,226	$1,164,871

Net charge-offs to average loans	0.17%	0.42%

Non-Accrual, Past Due and Restructured Loans

	September 30, 2008	December 31, 2007
Non-accrual loans	$879,073	$530,246

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$738,541	$726,036
Matured loans pending renewal and still accruing (1)	3,353,915	-
Total	$4,092,456	$726,036

(1) In November 2007, the Company significantly revamped it's underwriting procedures, including, among other items, a revised process for renewing matured loans. The Bank is in the process of completing negotiations of terms for the matured loans. Each of these loans is making timely payments as to interest since the date of maturity.

Note 5.  Deposits

At September 30, 2008 and December 31, 2007, deposits consisted of the following:

	September 30, 2008	December 31, 2007
Noninterest bearing deposits	$24,803,530	$27,798,388

Interest bearing deposit
Checking	7,821,703	5,792,493
Money Market	28,641,642	40,721,374
Savings	1,313,139	1,654,000
Total checking, money market & savings	37,776,484	48,167,867

Time Certificates under $100,000 (1)	20,572,738	16,600,048
Time Certificates of $100,000 or more	12,382,884	14,856,089
Total time deposits	32,955,622	31,456,137
Total interest bearing deposits	70,732,106	79,624,004
Total deposits	$95,535,636	$107,422,392

(1) Included in time certificates of deposit under $100,000 at September 30, 2008 and
December 31, 2007 were brokered deposits totaling $4,453,837 and $0, respectively.

Brokered deposits at September 30, 2008 represented:
Bank customer time certificates of deposits placed through CDARS to ensure
FDIC coverage	$1,457,136

Time certificates of deposits purchased by the Bank through CDARS	2,996,701

Total brokered deposits	$4,453,837

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At September 30, 2008, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at September 30, 2008.

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

Note 7.  Employment Agreement

The Company entered into an employment agreement with the President of SCB Capital, Inc. effective August 1, 2008.  Under the agreement, he will serve as the President of SCB Capital, Inc. through July 31, 2010, unless the Company terminates  the agreement earlier under the terms of the agreement.  The President will receive a base salary that increases over the term of the agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors. The President is provided with health insurance and life insurance, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).

Note 8.  Income (Loss) Per Share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations. Basic per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume exercise of all potential common stock equivalents in weighted average shares outstanding, unless the effect is antidilutive. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted income (loss) per share. The following is information about the computation of income (loss) per share for the three month and nine month periods ended September 30, 2008 and 2007:

Three Months Ended September 30,	2008			2007
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(41,622)	2,795,903	$(0.01)	$(142,745)	2,944,370	$(0.05)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(41,622)	2,795,903	$(0.01)	$(142,745)	2,944,370	$(0.05)

Nine Months Ended September 30,	2008			2007
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (loss) available to common shareholders	$368,049	2,893,087	$0.13	$(133,839)	2,943,403	$(0.05)
Effect of Dilutive Securities
Warrants/Stock Options outstanding Restricted Stock	-	16,506	-	-	-	-
Diluted Income (Loss) Per Share
Income (loss) available to common
shareholders plus assumed conversions	$368,049	2,909,593	$0.13	$(133,839)	2,943,403	$(0.05)

Note  9.      Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Nine Months Ended
	September 30, 2008
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during the period	$(3,833)	$-	$(3,833)

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding losses on available for sale
securities	$(3,833)	$-	$(3,833)

	Nine Months Ended
	September 30, 2007
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during the period	$140,586	$-	$140,586

Reclassification adjustment for amounts
recognized in net loss	-	-	-

Unrealized holding gains on available for sale
securities	$140,586	$-	$140,586

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

Financial instruments whose contract amounts represent credit risk are as follows at
September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Commitments to extend credit
Future loan commitments	$17,026,000	$4,348,250
Unused lines of credit	21,506,607	27,961,313
Undisbursed construction loans	387,000	663,931
Financial standby letters of credit	3,570,308	4,225,778
	$42,489,915	$37,199,272

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at September 30, 2008 and December 31, 2007 was not significant.

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

The balances of assets measured at fair value on a recurring basis as of September 30, 2008 were as follows:

		Significant
		Observable
		Inputs
	Total	(Level 2)
Securities available for sale	$5,057,919	$5,057,919

The balances of assets measured at fair value on a nonrecurring basis as of September 30, 2008 were as follows:

		Significant
		Unobservable
		Inputs
	Total	(Level 3)	Total Gains
Impaired Loans (1)	$683,618	$683,618	$76,562

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

Note 12.      Business Combination

On August 1, 2008, the Company’s wholly owned subsidiary, SCB Capital, Inc. purchased assets of Evergreen Financial LLC for $180,000. Based upon terms of the asset sale, a cash payment of $80,000 was made on August 1, 2008 and the balance of $100,000 was recorded as a liability by SCB Capital, Inc. The remaining balance due for the assets purchased by SCB Capital, Inc. will be satisfied with payments of $50,000 on August 1, 2009 and $50,000 on August 1, 2010. The Company incurred legal fees and assumed the liability for certain employee benefits totaling $65,790 relating to the transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of completing its valuations of certain intangible assets, thus, the allocation of the purchase price is subject to adjustment.

Assets:	August 1, 2008
Furniture and equipment	$7,350

Intangible assets	5,000

Goodwill	233,440

Total assets acquired	245,790

Liabilities:
Liabilities assumed	15,696

Total liabilities assumed	15,696

Net assets acquired	$230,094

Note 13.      Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of SCB Capital, Inc. and the Holding Company segment is defined as the results of Southern Connecticut Bancorp. on an unconsolidated or standalone basis.  Prior to August 1, 2008, the Company did not have mortgage brokerage operations, and the Holding Company’s activities were solely related to the Bank’s operations. Therefore, prior to the period ended September 30, 2008, the Company had only one operating segment, Community Banking.  Because SCB Capital, Inc. is a subsidiary new to Mortgage Brokerage operations, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following represents the operating results and total assets for the segments of the Company as of and for the three months and nine months ended September 30, 2008. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Three Months Ended September 30, 2008
	Community	Mortgage	Holding	Eliminations	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,119,825	$-	$9,863	$-	$1,129,688

Provision for loan losses	39,661	-	-	-	39,661

Net interest income after provision	1,080,164	-	9,863	-	1,090,027

Noninterest Income	193,045	-	445	-	193,490

Noninterest expense	1,289,628	45,922	(10,411)	-	1,325,139

Net income (loss)	$(16,419)	$(45,922)	$20,719	$-	$(41,622)

Total assets as of September 30, 2008	$115,996,608	$266,996	$19,143,624	$(17,550,155)	$117,857,073

Nine Months Ended September 30, 2008
	Community	Mortgage	Holding	Eliminations	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$3,523,220	$-	$49,377	$-	$3,572,597

Provision for loan losses	(64,082)	-	-	-	(64,082)

Net interest income after provision	3,587,302	-	49,377	-	3,636,679

Noninterest Income	1,450,626	-	2,974	-	1,453,600

Noninterest expense	4,561,141	47,740	113,349	-	4,722,230

Net income (loss)	$476,787	$(47,740)	$(60,998)	$-	$368,049

Total assets as of September 30, 2008	$115,996,608	$266,996	$19,143,624	$(17,550,155)	$117,857,073

Note 14.      Commitments and Contingencies

The Company and the Bank of Southern Connecticut (“Bank”), are being sued by former Senior Vice President and Chief Marketing Officer, Robert Mantilia for age discrimination and breach of contract in connection with Mr. Mantilia’s layoff as part of a reduction in staff announced by the Bank in July 2008. Mr. Mantilia notified the Bank of his claim, filed with the United States District Court, District of Connecticut in New Haven, Connecticut, on September 29, 2008.  The only parties to the dispute are Company, the Bank and Mr. Mantilia.  Mr. Mantilia is seeking unspecified damages. The matter is currently pending.  We believe that Mr. Mantilia’s claims are without merit and intend to defend this case vigorously.

Note 15.      Recent Accounting Pronouncements

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

In October 2008 the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”) which was effective upon issuance including prior periods for which financial statements have not been issued.

FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157 and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted FSP 157-3 for its September 30, 2008 financial statements, and the adoption had no impact on the financial statements.

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

Item 2.            Management's Discussion and Analysis of Financial Condition
And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months and nine months ended September 30, 2008 and 2007, along with the audited financial statements as of and for the year ended December 31, 2007, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2008.

Summary

As of September 30, 2008, the Company had $117.9 million of total assets, $88.2 million of gross loans receivable, and $95.5 million of total deposits.  Total equity capital at September 30, 2008 was $19.1 million, and the Company’s Tier I Leverage Capital Ratio was 17.29%.  The decrease in premises and equipment and deposits from December 31, 2007 is primarily attributable to the sale of the Bank’s branch in New London, Connecticut.  This transaction was completed on February 29, 2008. Gross loans receivable grew $1.2 million from year-end 2007, offsetting a decrease of $7.2 million in gross loans transferred with the sale of the Bank’s branch in New London, Connecticut.  This transaction was completed on February 29, 2008.  Net interest margin for the three months and nine months ended September 30, 2008 was 4.42% and 4.50%, as compared to 4.98% and 4.90% for the three months and nine months ended September 30, 2007.  During the nine months ended September 30, 2008, the Federal Open Market Committee (“FOMC”) reduced short term interest rates by 2.25%, from 7.25% to 5.00%.  The Company maintains a large investment in short term investments, including Federal Funds sold and money market investments.  The return on these investments decreased significantly during the nine months ended September 30, 2008, further reducing the Company’s Interest Rate Spread and Net Interest Margin.

The Company had a net loss of $41,622 (or basic and diluted loss per share of $0.01) for the three months ended September 30, 2008, compared to a net loss of $142,745 (or basic and diluted loss per share of $0.05) for the three months ended September 30, 2007.  The Company had net income of $368,049 (or basic and diluted income per share of $.13) for the nine months ended September 30, 2008, compared to net loss of $133,839 (or basic and diluted loss per share of $0.05) for the nine months ended September 30, 2007. The provision (credit) for loan losses for the three months and nine months ended September 30, 2008 was $39,661 and $(64,082), respectively, as compared to $319,218 and $446,462 for the same periods in 2007.  The Company’s operating results for the nine months ended September 30, 2008 were significantly impacted by the recognition of the gain on sale of the Bank’s branch office located in New London, Connecticut, and by expenses related to the severance payment made to the former Chief Executive Officer and President of the Company and the Bank.

On August 1, 2008, the Company’s wholly owned subsidiary, SCB Capital, Inc., operating under the name “Evergreen Financial,” began offering mortgage brokerage services. As of September 30, 2008, the Company had a net loss of $47,740 relating to start up expenses for its mortgage brokerage operations. Management anticipates that SCB Capital, Inc. will begin contributing to the overall profitability of the Company during the first quarter of 2009.

Evergreen will focus on meeting the mortgage brokerage needs of residential and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Southern Connecticut market.

On July 18, 2008, the Company announced an initiative aimed at reducing the expense structure of the Company through realignment of responsibilities, the elimination of several positions, and the consolidation of its operating division, The Bank of North Haven, into The Bank of Southern Connecticut.

In November of 2007, the Company’s Board of Directors approved the adoption of a Stock Repurchase Program of up to 147,186 shares of its common stock representing 5% of its outstanding common stock.  The Company completed this stock repurchase program by the middle of July 2008.

On July 15, 2008, the Company’s Board of Directors approved the adoption of an additional Stock Repurchase Program of up to 141,126 shares representing 5% of the outstanding shares of the Company’s common stock.  As of September 30, 2008 the Company had purchased 105,000 shares of its common stock relating to its Stock Repurchase Program.  The remaining shares available under this Stock Repurchase Program will be repurchased on the open market from time to time as, in the opinion of management, market conditions warrant and subject to applicable laws, rules and regulations.

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

Based upon this evaluation, management believes the allowance for loan losses of $1,049,226 or 1.19% of gross loans receivable at September 30, 2008 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2007, the allowance for loan losses was $1,256,965 or 1.44% of gross loans receivable.

The Bank’s provision (credit) for loan losses was $39,661 and $(64,082) for the three months and nine months ended September 30, 2008, respectively, as compared to a provision for loan losses of $319,218 and $446,462 for the same periods in 2007.  The change is primarily attributable to the write-off of several loans, the favorable reclassification of an impaired loan and a net increase in loans receivable.

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

Comparison of Financial Condition as of September 30, 2008 versus December 31, 2007

General
The Company’s total assets were $117.9 million at September 30, 2008, a decrease of $12.7 million (9.7%) from $130.6 million in assets as of December 31, 2007.  Net loans receivable increased to $87.2 million from $86.0 million, and total deposits decreased to $95.5 million from $107.4 million during the same period.

Investments
Available for sale securities totaled $5.1 million as of September 30, 2008, a decrease of $.2 million from a balance of $5.3 million as of December 31, 2007.  The available for sale securities portfolio is invested in U.S. government sponsored agency obligations and sponsored agency issued mortgage backed securities.

As of September 30, 2008, gross unrealized losses on the available for sale securities portfolio totaled $43,527.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to obligations and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and further believes that the Company will receive all contractual principal and interest related to these investments.  Management regularly reviews the investment portfolio with respect to the appropriateness of the investments.  This includes the consideration of profitability, quality of the investment, interest rate risk and liquidity, as well as other considerations.  While management feels the current portfolio is appropriate, in the future, as the Company’s needs change, the Company may make changes to its investment portfolio.

Loans
Net loans receivable increased $1.2 million (1.4%) from $86.0 million at December 31, 2007 to $87.2 million at September 30, 2008.  During the nine months ended September 30, 2008, the Bank sold $7.2 million of loans in connection with the sale of its New London branch.  Also during the first quarter of 2008, the Bank realigned the management of its lending department and appointed a new Chief Lending Officer.  In addition, further changes were made to improve the Bank’s credit underwriting process and credit review process.  These changes are expected to improve the Bank’s loan production capability.  The Bank currently has a large number of loans pending closing; if these loans are closed, the ratio of loans receivable to deposits is expected to continue to increase.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$1,256,965	$1,062,661
Charge-offs	(180,413)	(356,149)
Recoveries	36,756	11,897
(Credit) provision charged to operations	(64,082)	446,462
Balance at end of period	$1,049,226	$1,164,871

Non-Accrual, Past Due and Restructured Loans

	September 30, 2008	December 31, 2007
Non-accrual loans	$879,073	$530,246

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$738,541	$726,036
Matured loans pending renewal and still accruing (1)	3,353,915	-
Total	$4,092,456	$726,036

(1) In November 2007, the Company significantly revamped it's underwriting procedures, including, among other items, a revised process for renewing matured loans. The Bank is in the process of completing negotiations of terms for the matured loans. Each of these loans is making timely payments as to interest since the date of maturity.

Potential Problem Loans
At September 30, 2008, the Bank had a loan totaling $1.1 million, which was not disclosed in the table above, and was not on non-accrual status, but was deemed to be impaired pursuant to Statement of Financial

Accounting Standards No. 114.  This loan is current with respect to principal and interest.  Management of the Company has reviewed the collateral for this loan and considers the current reserves on this loan to be adequate to cover potential losses, if any, related to this relationship.

Deposits
Total deposits were $95.5 million at September 30, 2008, a decrease of $11.9 million (11.1%) from $107.4 million at December 31, 2007.  Non-interest bearing deposits were $24.8 million at September 30, 2008, a decrease of $3.0 million (10.8%) from $27.8 million at December 31, 2007.  The balance of interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings decreased $10.4 million, or 21.6%, to $37.8 million at September 30, 2008, from $48.2 million at December 31, 2007.  Certificates of deposit increased to $33.0 million at September 30, 2008 from $31.5 million at December 31, 2007, a 4.8% increase.  The increase in deposits is attributable to the Company’s placement of $1.5 million in customer deposits and purchase of $3.0 million in brokered certificates of deposit through the CDARS program, offset by a decline in deposits resulting from the sale of the New London branch and seasonal fluctuations in deposit levels of small business customers.
The Bank maintains relationships with several deposit brokers and could continue to utilize the services of one or more of such brokers if management determines that issuing brokered certificates of deposits would be in the best interest of the Bank and the Company.

Other
Repurchase agreement balances totaled $764,828 at September 30, 2008 as compared to $544,341 at December 31, 2007.  The increase is due to normal customer activity.

Results of Operations – Comparison of Results for the three months and nine months ended September 30, 2008 and September 30, 2007

General
The Company had a net loss of $41,622 for the three months ended September 30, 2008, compared to a net loss of $142,745 for the three months ended September 30, 2007.  The Company had net income of $368,049 for the nine months ended September 30, 2008, compared to a net loss of $133,839 for the nine months ended September 30, 2007.  The increase in net income for the nine months ended September 30, 2008 is largely attributable to the gain on sale recognized by the Company in connection with the sale of the Bank’s New London branch, offset by expenses related to severance payments made to the former Chief Executive Officer and President of the Company and the Bank.

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

The FOMC reduced short-term interest rates (which resulted in a corresponding reduction in the prime lending rate) from 7.25% at December 31, 2007 to 5.00% at September 30, 2008.  Decreases in short-term rates tend to compress the Company’s net interest spread and net interest margin. During periods of declining interest rates, the interest expense related to sources of funds is not reduced commensurate with reduction in interest earned on interest earning assets (which are most typically tied to the prime lending rate or other market indices).  This situation inherently compresses the spread during periods of declining interest rates.

For the three months ended September 30, 2008, net interest income was $1,129,688 versus $1,525,474 for the three months ended September 30, 2007, a decrease of $395,786 or 26.0%.  The decrease is attributable to a decreased net interest spread and net interest margin and the sale of our New London branch.  Primarily as a result of the sale of the New London branch, the Company’s average total interest earning assets decreased 16.3% for the three months ended September 30, 2008 to $101.7 million (a decrease of $19.8 million) from the Company’s average total interest earning assets of $121.6  million for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, net interest income was $3,572,597 versus $4,247,257 for the nine months ended September 30, 2007, a decrease of $674,660 or 15.9%.  The decrease is attributable to a decreased net interest spread and net interest margin and the sale of our New London branch.  Primarily as a result of the sale of the New London branch, the Company’s average total interest earning assets decreased 8.5% for the nine months ended September 30, 2008 to $106.0 million (a decrease of $9.8 million) from the Company’s average total interest earning assets of $115.8  million for the nine months ended September 30, 2007.

The yield on average earning assets for the three months ended September 30, 2008 was 6.40% versus 7.86% for the same period in 2007, a decrease of 146 basis points.  The decrease in the yield on assets reflects the decreases in market interest rates that occurred throughout 2007 and 2008, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 3.08% for the three months ended September 30, 2008 versus 4.29% for the three months ended September 30, 2007, a decrease of 121 basis points. The decrease in the cost of average interest bearing liabilities during the third quarter, is primarily attributable to the general decreases in market interest rates and to a lesser extent, to a decrease in the volume of average interest bearing liabilities.

The yield on average earning assets for the nine months ended September 30, 2008 was 6.66% versus 7.83% for the same period in 2007, a decrease of 117 basis points.  The decrease in the yield on assets reflects the decreases in market interest rates that occurred throughout 2007 and 2008, particularly in the prime lending rate and the Bank’s base lending rate.

The cost of average interest bearing liabilities was 3.35% for the nine months ended September 30, 2008 versus 4.31% for the nine months ended September 30, 2007, a decrease of 96 basis points. The decrease in the cost of average interest bearing liabilities during the nine months ended September 30, 2008, is primarily attributable to the general decreases in market interest rates and to a lesser extent, to a decrease in the volume of average interest bearing liabilities.

Primarily because of the overall market reduction in interest rates, the Company’s net interest margin and net interest spread have decreased for the three months and nine months ended September 30, 2008 versus the same periods in 2007. The decreases in interest earning assets and interest bearing liability volumes also impacted net interest margin, but to a lesser extent than the rate decreases.

The Company’s net interest margin was 4.42% for the three months ended September 30, 2008, a decrease of 56 basis points versus 4.98% for the three months ended September 30, 2007.  At the same time, the Company’s interest spread decreased 25 basis points from 3.57% to 3.32%.

The Company’s net interest margin was 4.50% for the nine months ended September 30, 2008, a decrease of 40 basis points versus 4.90% for the nine months ended September 30, 2007.  At the same time, the Company’s interest spread decreased 21 basis points from 3.52% to 3.31%.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended September 30, 2008 and 2007.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	Three months Ended			Three months Ended
	September 30, 2008			September 30, 2007
		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$82,457	$1,496	7.22%	$88,500	$2,005	8.99%	$(509)
Short-term investments	8,371	48	2.28%	7,616	98	5.11%	(50)
Investments	5,141	60	4.64%	7,188	65	3.59%	(5)
Federal funds sold	5,780	32	2.20%	18,290	241	5.23%	(209)
Total interest earning assets	101,749	1,636	6.40%	121,594	2,409	7.86%	(773)

Cash and due from banks	4,259			4,680
Premises and equipment, net	2,854			4,228
Allowance for loan losses	(1,154)			(1,171)
Other	2,050			1,599
Total assets	$109,758			$130,930

Interest bearing liabilities
Time certificates	$29,047	293	4.01%	$31,492	402	5.06%	(109)
Savings deposits	1,339	4	1.19%	1,955	7	1.42%	(3)
Money market / checking deposits	33,005	162	1.95%	46,431	429	3.67%	(267)
Capital lease obligations	1,183	44	14.80%	1,188	44	14.69%	-
Repurchase agreements	698	3	1.71%	592	2	1.34%	1

Total interest bearing liabilities	65,272	506	3.08%	81,658	884	4.29%	(378)

Non-interest bearing deposits	24,057			27,965
Accrued expenses and
other liabilities	1,149			748
Shareholder's equity	19,280			20,559
Total liabilities and equity	$109,758			$130,930

Net interest income		$1,130			$1,525		$(395)

Interest spread			3.32%			3.57%
Interest margin			4.42%			4.98%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended September 30, 2008 and 2007 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three months Ended
	September 30, 2008 vs 2007
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$(509)	$(135)	$(374)
Short-term investments	(50)	10	(60)
Investments	(5)	(18)	13
Federal funds sold	(209)	(114)	(95)
Total interest earning assets	(773)	(257)	(516)

Interest bearing liabilities
Time certificates	(109)	(31)	(78)
Savings deposits	(3)	(2)	(1)
Money market / checking deposits	(267)	(102)	(165)
Capital lease obligations	-	-	-
Repurchase agreements	1	-	1
Total interest bearing liabilities	(378)	(135)	(243)
Net interest income	$(395)	$(122)	$(273)

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the nine months ended September 30, 2008 and 2007.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest differential

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007

		Interest			Interest		Fluctuations
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense

Interest earning assets
Loans (1)	$82,651	$4,770	7.71%	$82,485	$5,575	9.04%	$(805)
Short-term investments	8,358	179	2.86%	7,221	279	5.17%	(100)
Investments	5,024	136	3.62%	7,410	196	3.54%	(60)
Federal funds sold	10,009	204	2.72%	18,715	732	5.23%	(528)
Total interest earning assets	106,042	5,289	6.66%	115,831	6,782	7.83%	(1,493)

Cash and due from banks	4,452			5,570
Premises and equipment, net	3,032			4,316
Allowance for loan losses	(1,237)			(1,123)
Other	1,908			1,536
Total assets	$114,197			$126,130

Interest bearing liabilities
Time certificates	$28,934	951	4.39%	$30,809	1,160	5.03%	(209)
Savings deposits	1,595	17	1.42%	1,949	19	1.30%	(2)
Money market / checking deposits	36,202	609	2.25%	44,167	1,217	3.68%	(608)
Capital lease obligations	1,184	132	14.89%	1,188	132	14.86%	-
Repurchase agreements	603	7	1.55%	606	7	1.54%	-

Total interest bearing liabilities	68,518	1,716	3.35%	78,719	2,535	4.31%	(819)

Non-interest bearing deposits	24,528			26,256
Accrued expenses and
other liabilities	1,309			681
Shareholder's equity	19,842			20,474
Total liabilities and equity	$114,197			$126,130

Net interest income		$3,573			$4,247		$(674)

Interest spread			3.31%			3.52%
Interest margin			4.50%			4.90%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2008 and 2007 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Nine months Ended
	September 30, 2008 v. 2007
	Increase	Due to Change in
	Or	Average
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earning assets
Loans	$(805)	$11	$(816)
Short-term investments	(100)	39	(139)
Investments	(60)	(62)	2
Federal funds sold	(528)	(259)	(269)
Total interest earning assets	(1,493)	(271)	(1,222)

Interest bearing liabilities
Time certificates	(209)	(67)	(142)
Savings deposits	(2)	(4)	2
Money market / checking deposits	(608)	(192)	(416)
Capital lease obligations	-	(1)	1
Repurchase agreements	-	-	-
Total interest bearing liabilities	(819)	(264)	(555)
Net interest income	$(674)	$(7)	$(667)

Provision (Credit) for Loan Losses
The Company’s provision (credit) for loan losses was $39,661 and $(64,082) for the three months and nine months ended September 30, 2008, respectively, as compared to a provision to loan losses of $319,218 and $446,462 for the same periods in 2007.  The change is primarily attributable to the write-off of several loans, the favorable reclassification of an impaired loan and a net increase in loans receivable

Noninterest Income
Noninterest income was $193,490 for the three months ended September 30, 2008 versus $225,882 for the three months ended September 30, 2007. The $32,292 decrease is due to gains of $50,669 on the sale of the New London branch (the second and final additional premium due on certain deposits identified in the sales agreement), a decrease in other income of $48,464, and a decrease in service charges and fees of $34,597.

 Total noninterest income was $1,453,600 for the nine months ended September 30, 2008 versus $746,560 for the same period in 2007.  Noninterest income in 2008 included $874,912 from a gain on sale of the Bank’s New London branch.  Service charges and fees decreased $49,490 due to changes in business practices of customers of the Bank.  Gains on sales of SBA loans decreased $45,286 during 2008. Other non-interest income decreased from $248,824 in 2007 to $175,728 in 2008 principally due to decreases in rental income ($17,399) and SBA loan servicing income ($54,688).

Noninterest Expense
Total noninterest expense was $1,325,139 for the three months ended September 30, 2008 versus $1,574,883 for the same period in 2007, a decrease of $249,774 or 15.9%.

           Salaries and benefits expense for the three months ended September 30, 2008 was $835,386 versus $774,720 for the same period in 2007.  The increase in salaries and benefits expense is primarily due to the addition of SCB Capital Inc. employees and increased accruals for employee related benefits and bonuses.  Occupancy and equipment expense for the third quarter of 2008 decreased by $30,479 or 15.1%.  The decrease in occupancy and equipment expense is attributable to the elimination of expenses related to the operation of the New London branch.  Professional services expense decreased to $5,927 from $267,845 for the quarter ended September 30, 2008 versus 2007, the result of lower professional services fees related to implementation of the Sarbanes Oxley Act in 2007 and lower legal costs and legal expenses associated with new business initiatives.  FDIC insurance expense decreased from $30,625 to $16,115 due to a decline in deposit balances and a lower assessment rate due to an improved FDIC rating.

Total noninterest expense was $4,722,230 for the nine months ended September 30, 2008 versus $4,681,194 for the same period in 2007, an increase of $41,036 or ..9%.

Salaries and benefits expense for the nine months ended September 30, 2008 was $2,957,384 versus $2,600,138 for the same period in 2007.  Salaries and benefits expense increased $357,246 in 2008 primarily due to expenses related to the severance of the former Chief Executive Officer and President, addition of SCB Capital, Inc. employees and accrual and payment of employee related benefits and performance bonuses.  Occupancy and equipment expense for the nine months ended September 30, 2008 decreased by $106,062 or 16.7%.  The decrease is primarily attributable to the elimination of expenses related to the operation of the New London branch.  FDIC insurance expense decreased by $34,619 from $94,097 to $59,478 due to a decline in deposit balances and a lower assessment rate due to an improved FDIC rating.

Off-Balance Sheet Arrangements

See Note 10 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of September 30, 2008 and December 31, 2007 consisted of liquid assets totaling $25.5 million and $38.6 million, respectively.  This represents 21.6% and 29.6% of total assets at September 30, 2008 and December 31, 2007, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, federal funds sold, short-term investments, and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Bancorp's actual capital amounts and ratios at September 30, 2008 and December 31, 2007 were (dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$19,984	17.96%	$8,902	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	18,935	17.02%	4,450	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	18,935	17.29%	4,380	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2007	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$21,677	22.96%	$7,554	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	20,582	21.80%	3,776	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	20,582	17.56%	4,689	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at September 30, 2007 and December 31, 2007 were (dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$18,322	16.75%	$8,752	8.00%	$5,470	5.00%
Tier 1 Capital to Risk-Weighted Assets	17,273	15.79%	4,376	4.00%	6,564	6.00%
Tier 1 (Leverage) Capital to Average Assets	17,273	16.04%	4,308	4.00%	10,771	10.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2007	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$18,044	19.72%	$7,320	8.00%	$9,151	10.00%
Tier 1 Capital to Risk-Weighted Assets	16,949	18.52%	3,661	4.00%	5,490	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,949	14.82%	4,574	4.00%	5,718	5.00%

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

(b)        Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II
Other Information

Item 1.  Legal Proceedings

The Company and the Bank are being sued by former Senior Vice President and Chief Marketing Officer, Robert Mantilia for age discrimination and breach of contract in connection with Mr. Mantilia’s layoff as part of a reduction in staff announced by the Bank in July 2008. Mr. Mantilia notified the Bank of his claim on September 29, 2008.  The only parties to the dispute are the Company, the Bank and Mr. Mantilia.  Mr. Mantilia is seeking unspecified damages. The matter is currently pending.  We believe that Mr. Mantilia’s claims are without merit and intend to defend this case vigorously.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
2008	(a)	(b)	(c)	(d)
Period	Total number	Average	Total number of	Maximum
	of shares	price paid	shares	number
	purchased (1)	per share	purchased as	of shares that may
			part of publicly	yet be purchased
			announced plans	under the plans
			or programs (2)	or programs

July 1 - July 31	69,000	6.56	166,186	122,126
August 1 - August 31	18,500	6.82	184,686	103,626
September 1 - September 30	17,500	6.49	202,186	86,126

Total	105,000	6.59

(1)	All shares were purchased in open-market transactions pursuant to previously announced repurchase program.

(2)
The Company’s Board of Directors approved the adoption of a Stock Repurchase Program in November of 2007 of up to 147,186 shares of the Company’s common stock. This repurchase program ended in July 2008. On July 15, 2008, the Company’s Board of Directors approved the adoption of an additional Stock Repurchase Program of up to 141,126 shares of the Company’s common stock. As of September 30, 2008, the Company had purchased 105,000 shares of its common stock relating to its Stock Repurchase Program. The remaining shares available under this Stock Repurchase Program will be repurchased on the open market from time to time, as in the opinion of management, market conditions warrant and subject to applicable laws, rules and regulations.

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: November 13, 2008	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: November 13, 2008	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: November 13, 2008	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.	Description
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