Form 10-K
period 2008-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2009-03-27
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M   10 – K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 333-59824

SOUTHERN CONNECTICUT BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1609692 (I.R.S. Employer Identification Number)

215 Church Street New Haven, Connecticut (Address of Principal Executive Offices)	06510 (Zip Code)

Registrant's telephone number, including area code	(203) 782-1100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ]	No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter: $19,749,652.

The number of shares outstanding of each of the registrant’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 10, 2009: 2,688,152

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report on Form 10-K.

Table of Contents

PART I

Item 1. Business.

Background

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank and a mortgage broker serving primarily New Haven County (the “Greater New Haven Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut and 100% of the capital stock of SCB Capital Inc., a mortage broker with its headquarters in New Haven, Connecticut.

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

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market.  The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million.  The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients.  The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

 During the first quarter of 2008, the Bank sold one of its branches that was located in New London, Connecticut.  In connection with the transaction, the Bank transferred $7.2 million in loans, $9.3 million in deposits, and fixed assets of $645,000 to the purchaser.  The Company realized a gain in connection with the sale of $875,000.

On August 1, 2008 the Company’s wholly owned subsidiary, SCB Capital, Inc., purchased the assets of Evergreen Financial LLC for $180,000. The Company incurred legal fees and assumed the liability for certain employee benefits totaling $65,790 relating to the acquisition. At December 31, 2008, the Company has recorded goodwill of $238,440 relating to this transaction (see Note 12 of the consolidated financial statements). SCB Capital, Inc., operating under the name “Evergreen Financial” (“Evergreen”), now offers mortgage brokerage services. SCB Capital, Inc. operates from the Company’s headquarters in New Haven, Connecticut and is licensed by the State of Connecticut Department of Banking to operate a mortgage brokerage business.

Evergreen will focus on meeting the mortgage brokerage needs of residential and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Southern Connecticut market.

The Greater New Haven Market

The Company serves the Greater New Haven Market, which is comprised of the communities located in and around New Haven County in Southern Central Connecticut.  The Greater New Haven Market is located in the center of, and is a critical component of, the commercial activity of the northeast corridor in New England. The market focus resides in the busy transportation and commercial area between New York City to the south, Hartford to the north, Providence to the east, and Boston to the northeast.  The diversified economic base of this market region includes pharmaceutical, advanced manufacturing, healthcare, defense, technology, service and energy companies.  The region is also one of New England’s most popular tourist destinations, featuring popular shoreline and heritage sites.  In addition, the Company’s headquarters is located in downtown New Haven, in the area of Yale University’s campus.

Bank Growth and Operating Strategy

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

•
Offering a suite of products attractive to our core customer base.  The Bank seeks to offer competitive basic, popular products to its commercial and consumer customer base. The Bank offers internet-banking services to its customers through a partnership with Digital Insight, a subsidiary of Intel.  The Bank offers remote deposit capture, a system that allows our customers to deposit checks from their places of business, rather than having to make a trip to the Bank.  The Bank offers a full complement of banking services utilized by small business customers.

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

Depository Products.  The Bank has attracted a base of core deposits, including interest bearing and non-interest bearing checking accounts, money market accounts, savings accounts, sweep accounts, NOW accounts, repurchase agreements, and a variety of certificates of deposits and IRA accounts.  To continue to attract deposits, the Bank employs an aggressive marketing plan in its service area and features a broad product line and rates and services competitive with those offered in the Greater New Haven Market.  The primary sources of deposits have been and are expected to continue to be small to medium-sized businesses, professionals (lawyers, doctors, accountants, etc.) and professional corporations, and their owners and employees.  The Bank obtains these deposits through personal solicitation by its officers and directors, outside programs and advertisements published and/or broadcasted in the local media.  The Bank offers internet-banking services to its customers, including commercial cash management services and personal banking services.  The Bank offers remote deposit capture, which offers check deposit capabilities for customers from their place of business.  The Bank also offers drive-in teller services, automated teller services, wire transfer, lock box and safe deposit services.

Other Services.  The Bank provides a broad range of other services and products, including cashier’s checks, money orders, travelers’ checks, bank-by-mail, direct deposit and U.S. Savings Bonds.  The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions.  The Bank does not expect to offer trust services directly in the near future, but may offer trust services in the future independently or possibly through a joint venture with a larger institution.  To directly offer trust services, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

Mortgage Brokerage Services

Evergreen operates from the Company’s headquarters in New Haven, Connecticut and is licensed by the State of Connecticut Department of Banking to operate a mortgage brokerage business.

Evergreen will focus on meeting the mortgage brokerage needs of residential and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Southern Connecticut market.

Investment Services

The Company does not engage in investment services.

Investment Securities

Investment securities are held by the Company and the Bank with the objective of maximizing the long-term rate of return for shareholders.  Investments are overseen by the Board of Directors and a committee of officers who take into account returns, liquidity needs, and the overall asset/liability management of the Company and the Bank.  Permissible investments include debt securities such as U.S. Government securities, government-sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations.  The Bank’s current investment portfolio is limited to U.S. Government sponsored agency obligations and sponsored agency issued collateralized mortgage obligations, which have been classified as available for sale.  Accordingly, the principal risk associated with the Bank’s current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.  The Bank does not take credit risk for the purposes of increasing interest income.  Management continually reviews its portfolio and prevailing market conditions, and under certain market conditions, the Company’s strategy may be reviewed and revised by management and the board of directors.

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

Regulatory Compliance

The Company operates in a heavily regulated industry and is subject to increasing regulatory review and scrutiny from the Federal Reserve Board, the Connecticut Banking Commissioner, and the FDIC.  The Company and the Bank have invested and continue to invest significant time and resources to ensure compliance and conformity with applicable regulations (see “REGULATION AND SUPERVISION” below).  The Bank is committed to meeting its obligations under the Bank Secrecy Act, the Gramm-Leach-Bliley Act and the USA PATRIOT Act, as well as various other regulations.  Management meets and reports to the board of directors on a regular basis regarding new developments in compliance and the Bank’s efforts to comply therewith.

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

The greater New Haven market is currently served by approximately 278 offices of 26 commercial and savings banks.  The majority of these banks are substantially larger than the Bank expects to be in the near future, and are able to offer products and services which may be impractical for the Bank to provide at this time.  There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans.  The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven.  Many of these banks and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

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

 Employees

As of December 31, 2008, the Bank and Evergreen had 34 and 2 full-time equivalent employees, respectively.  Relationships with all employees are believed to be excellent.

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

The Company is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements.  As of December 31, 2008, the Company had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 17.13% and 18.46%, respectively, and a Leverage Ratio equal to 15.64%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines.

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

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations of the Securities and Exchange Commission, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.  On December 15, 2006, the Securities and Exchange Commission delayed the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act for non-accelerated filers to periods ending after December 15, 2007.  In accordance with the requirements of Section 404(a), Management’s report on internal controls is included herein at Item 9A(T).  On January 31, 2008, the SEC proposed and on June 20, 2008 approved a further one-year delay from fiscal years ending after December 15, 2008 to fiscal years ending after December 15, 2009 for the auditors attestation report on internal controls over financial reporting. On June 20, 2008, the SEC also announced that it received Office of Management and Budget (OMB) approval to proceed with data collection for a study of the costs and benefits of Section 404 implementation, focusing on the consequences for smaller companies and the effects of the Section 404 auditor attestation requirements. The results of the study are expected to become available during the extension period.

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

The following table illustrates the Company's and the Bank's regulatory capital ratios at December 31:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2008	2007	Target Ratio	2008	2007	Target Ratio
Total Capital to Risk Weighted Assets	18.46%	19.97%	8.00%	17.09%	17.34%	8.00%
Tier 1 Capital to Risk Weighted Assets	17.13%	18.80%	4.00%	15.96%	16.13%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	15.64%	15.08%	4.00%	14.55%	12.88%	4.00%

As of December 31, 2008, the Bank and the Company were deemed to be well-capitalized institutions.

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

The federal banking agencies also have adopted regulations for real estate lending prescribing uniform guidelines for real estate lending.  The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.  The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

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

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below sets forth information about properties the Bank uses for its branch offices.  The Company also owns property located in Clinton, Connecticut.

Office	Location	Square Feet	Status
Main Office	215 Church Street, New Haven, Connecticut	11,306	Leased
Branford Office	445 West Main Street, Branford, Connecticut	3,714	Leased
Amity Office	1475 Whalley Avenue, New Haven, Connecticut	2,822	Owned
North Haven Office	24 Washington Avenue, North Haven, Connecticut	2,430	Leased

Property at 215 Church Street, New Haven, Connecticut.  The Bank leases a free-standing building located at 215 Church Street, New Haven, Connecticut, in the central business and financial district of New Haven.  The headquarters of the Bank and the Company, and Evergreen, are located within this building.  The building has a drive-up teller, an automated teller machine, two vaults and a night deposit drop.

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

When practical, the Bank seeks to sublease space within the building that is not needed for operations.  The Bank of Southern Connecticut had two tenants during 2008, including the rental of approximately 1,045 square feet to Laydon and Company, LLC, an entity owned by Elmer A. Laydon, the son of Elmer F. Laydon, the Chairman of the board of directors of the Company through August 2, 2008. At December 31, 2008 the Bank had no tenants.

Property at 445 West Main Street, Branford, Connecticut.  The Bank of Southern Connecticut leases space at 445 West Main Street, Branford, Connecticut, the site of the Branford branch, which opened for business on October 7, 2002.

The current term of the Branford branch lease expires in 2012.  The Bank of Southern Connecticut has an option to extend the lease for two additional terms.  The base rent payable for the current term is $40,631 until September 30, 2012.  The base rent for the option periods increases and is fixed in the lease.  The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes.

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

Property in Clinton, Connecticut.  In June 2005, the Company purchased a one-acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  The net purchase price of the property was $495,000.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company in the sale of the property, and the property is classified as held for sale at December 31, 2008.

Item 3. Legal Proceedings.

The Company and the Bank are being sued by its former Senior Vice President and Chief Marketing Officer for age discrimination and breach of contract in connection with his layoff as part of a reduction in staff announced by the Bank in July 2008. The former Senior Vice President and Chief Marketing Officer notified the Company of his claim, filed with the United States District Court, District of Connecticut in New Haven, Connecticut, on September 29, 2008. The only parties to the dispute are the Company, the Bank and the former Senior Vice President and Chief Marketing Officer. He is seeking unspecified damages. The matter is currently pending. The Company believes the former Senior Vice President and Chief Marketing Officer’s claims are without merit and intend to defend this case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is quoted on the NYSE Amex under the symbol "SSE."

The following table sets forth the high and low sales price per share of the Company’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31,2008	$ 7.50	$ 6.73
June 30, 2008	$ 7.45	$ 6.95
September 30, 2008	$ 7.05	$ 5.48
December 31, 2008	$ 6.25	$ 1.40

March 31,2007	$ 8.12	$ 7.10
June 30, 2007	$ 7.66	$ 7.10
September 30, 2007	$ 7.65	$ 7.00
December 31, 2007	$ 7.62	$ 6.85

Holders

There were approximately 103 registered shareholders of record of the Company’s Common Stock as of March 10, 2009.

Dividends

No cash dividends have been declared to date by the Company.  Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future.  The Company may, however, declare stock dividends at the discretion of its Board of Directors.  No stock dividends were declared in 2008 and 2007.

The Company’s only significant operating subsidiary during 2008 is the Bank.  The Company is dependent upon the ability of the Bank to declare and pay dividends to the Company.  The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to prohibit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits.  In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years.  “Net profits” is defined as the remainder of all earnings from current operations.  In some instances, the FDIC may impose further restrictions on dividends.  At December 31, 2008 and 2007, no cash dividends may be declared by the Bank without regulatory approval.

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

Recent Sales of Unregistered Securities

The Company has not sold unregistered securities during the period covered by this report on Form 10-K.

Repurchase of Securities

In November of 2007, the Company’s Board of Directors approved the adoption of a Stock Repurchase Program of up to 147,186 shares of its common stock representing 5% of its outstanding common stock.  The Company completed this stock repurchase program by the middle of July 2008.

On July 15, 2008, the Company’s Board of Directors approved the adoption of an additional Stock Repurchase Program of up to 141,126 shares representing 5% of the outstanding shares of the Company’s common stock.  The Company completed this stock repurchase program in the beginning of December 2008.

The following table provides common stock repurchases made by and on behalf of the Company during the three months ended December 31, 2008:

Issuer Purchases of Equity Securities
				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number of	Average	As Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or programs

October 1 - October 31	30,000	$ 5.31	232,186	56,126
November 1 - November 30	15,000	$ 5.00	247,186	41,126
December 1 - December 31	41,126	$ 5.10	288,312	-

Total	86,126	$ 5.16

Item 6. Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding the financial condition and results of operations of the Company and the Bank, and should be read in conjunction with the consolidated financial statements and related notes beginning on page F-3.

Overview

Southern Connecticut Bancorp, Inc. is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for The Bank of Southern Connecticut, a commercial bank serving New Haven, Connecticut and the surrounding communities.   The Bank of Southern Connecticut commenced operations on October 1, 2001. The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut and 100% of the capital stock of SCB Capital Inc., a mortage broker with its headquarters in New Haven, Connecticut.

The Company’s net income for fiscal year 2008 was $134,000, an improvement of $708,000 from the net loss of $574,000 in fiscal year 2007.  In comparison to 2007, the 2008 operating results reflect decreased net interest income due to lower average earning assets and lower interest rates.  Noninterest income increased during 2008 due to the gain on the sale of the New London office offset by a decrease in service charges and fees, resulting from decreases in deposit account balances, deposit account activity and deposit account charges.  The decreases in noninterest expenses in 2008 in comparison to 2007 were partially due to sale of the New London office during 2008 offset by expenses related to severance payments made to the former Chief Executive Officer and President of the Bank.  In addition, the decrease in other operating expense is attributable to charges to expense in 2007 for post-retirement benefits for the Bank’s former Chief Executive Officer.

The Company offers a wide range of services to businesses, professionals, and individuals.  The Company focuses on serving the banking needs of small to medium-sized businesses in its geographic areas.  The Company makes commercial loans, industrial loans, real estate loans, construction loans and consumer loans, accepts demand, savings, and time deposits and provides a broad range of other services to its customers, either directly or through third parties.  The Company derives revenues principally from interest earned on loans and fees from other banking-related services. The operations of the Company are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, primarily the Connecticut Banking Commissioner and the FDIC.  The  Company’s cost of funds is influenced by interest rates on competing investments and general market interest rates.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

Selected Operating and Balance Sheet Data –
Years Ended December 31, 2008 and December 31, 2007

Operating Data	2008	2007
Interest income	$7,000,100	$9,143,381
Interest expense	2,240,045	3,377,776
Net interest income	4,760,055	5,765,605
Provision for loan losses	226,019	538,480
Noninterest income	1,666,625	960,495
Noninterest expenses	6,066,912	6,761,301
Net income (loss)	133,749	(573,681)
Basic and diluted income (loss) per share	0.05	(0.19)

Balance Sheet Data
Cash and due from banks	$5,267,439	$3,891,258
Federal funds sold	-	21,100,000
Short-term investments	8,637,450	8,355,686
Interest bearing certificates of deposit	1,642,612	-
Investment securities	5,130,005	5,265,679
Loans, net	89,241,432	85,995,128
Total assets	114,916,562	130,564,261
Total deposits	93,970,024	107,422,392
Repurchase agreements	214,391	544,341
Total shareholders' equity	18,540,954	20,084,483
Book value per share	6.90	6.76

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results: Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  Prior to August 1, 2008, the Company did not have mortgage brokerage operations, and the Holding Company’s activities were solely related to the Bank’s operations. Therefore, prior to the period ended September 30, 2008, the Company had only one operating segment, Community Banking.  Because Evergreen is a subsidiary new to Mortgage Brokerage operations, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

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

Assets:	August 1, 2008
Furniture and equipment	$7,350

Goodwill	238,440

Total assets acquired	245,790

Liabilities:
Liabilities assumed	15,696

Total liabilities assumed	15,696

Net assets acquired	$230,094

Cash Paid	$130,094

Payable to seller	100,000

Total	$230,094

Assets

The Company’s total assets were $114.9 million as of December 31, 2008, a decrease of $15.7 million over December 31, 2007 total assets of $130.6 million. $7.5 million of the decline in total assets is attributable to a decrease in premises and equipment and loans from December 31, 2007 attributable to the sale of the New London branch completed on February 29, 2008. Earning assets comprise $105.9 million of the total asset volume, and consist of Federal funds sold, short-term investments, interest-bearing certificates of deposit, securities and loans, which collectively decreased $16.5 million from 2007.  The Company has maintained liquidity by maintaining balances in overnight Federal funds sold and in short-term investments, primarily money market mutual funds, to provide funding for higher yielding loans as they are approved.  As of December 31, 2008 and 2007, Federal funds sold balances were $0.0 million and $21.1 million, respectively and short-term investments balances were $8.6 million and $8.4 million, respectively.  During the latter part of 2008, due to historically low returns available on federal funds sold, the Company focused on money market funds as a short-term investment strategy. Investment securities classified as available for sale were $5.1 million and $5.3 million as of December 31, 2008 and 2007, respectively.  The gross loan portfolio was $90.4 million and $87.3 million as of December 31, 2008 and 2007 respectively, an  increase of $10.1 million, excluding the $6.8 million in gross loans held for sale at December 31, 2007 that were transferred with the sale of the Bank’s branch in New London, Connecticut.  This transaction was completed on February 29, 2008.

Investments

The amortized cost of the Company’s investments decreased $204,000 during 2008, representing the difference between securities that matured ($9 million) and were called ($2.7 million) and purchases of new securities ($11.5 million).

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2008, and the weighted average yield of such securities.  The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

		Over	Over
		One Year	Five Years				Weighted
	One Year	Through	Through	Over	No		Average
Available for sale	or Less	Five Years	Ten Years	Ten Years	Maturity	Total	Yield
U. S. Government sponsored
agency obligations	$-	$1,000,000	$2,496,409	$1,500,000	$-	$4,996,409	4.78%

Mortgage-backed securities	-	-	-	-	105,386	105,386	4.29%

Total	$-	$1,000,000	$2,496,409	$1,500,000	$105,386	$5,101,795

Weighted Average Yield	0.00%	3.50%	4.89%	5.44%	4.29%	4.77%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2008:

	Amortized	Fair
	Cost	Value
Federal National Mortgage Association	$3,500,000	$3,516,725

Please see also, “Notes to Consolidated Financial Statements.”

Loans

The Bank’s net loan portfolio was $89.2 million at December 31, 2008 versus $86.0 million at December 31, 2007, an increase of $10.0 million, excluding the $6.8 million in gross loans held for sale at December 31, 2007 that were transferred with the sale of the Bank’s branch in New London, Connecticut.  This transaction was completed on February 29, 2008.  Loan demand has been steady throughout the year.  The Company attributes the 2008 loan growth to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses.  Management believes that the loan growth will continue as the Bank’s branch system deposit base grows and additional lending capacity is developed.  The Bank’s loans have been made to borrowers primarily in the New Haven market area.  There are no other significant loan concentrations in the loan portfolio.

The following table presents the maturities of loans in the Company’s portfolio at December 31, 2008 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total

Commercial loans secured
by real estate	$17,130,386	$25,352,750	$2,979,036	$45,462,172	50.22%
Commercial loans	27,713,754	9,911,520	-	37,625,274	41.57%
Construction loans	4,410,384	2,089,727	-	6,500,111	7.18%
Consumer home equity loans	95,466	20,613	267,603	383,682	0.42%
Consumer installment loans	364,250	187,906	-	552,156	0.61%
Total	$49,714,240	$37,562,516	$3,246,639	$90,523,395	100.00%

Fixed rate loans	$7,052,144	$7,048,423	$141,686	$14,242,253
Variable rate loans	42,662,096	30,514,093	3,104,953	76,281,142
Total	$49,714,240	$37,562,516	$3,246,639	$90,523,395

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

Based upon this evaluation, management believes the allowance for loan losses of $1,183,000 or 1.31% of gross loans at December 31, 2008 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2007, the allowance for loan losses was $1,257,000 or 1.44% of gross loans outstanding.  The decrease in the allowance is attributable to a $91,000 increase in the general component of the allowance due to loan growth as well as an increase in the reserve factors for the general portion of the allowance, offset by a $165,000 decline in the specific component of the allowance. The decrease in the specific component is due to lower specific reserves needed for new impaired loans at December 31, 2008 as compared to the reserves that were needed for loans that were impaired at December 31, 2007.  Based on prevailing nationwide economic conditions and forecasts, management and the Board of Directors determined to increase the reserve factors for the Company’s general reserve components of the allowance.

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

Management considers all non-accrual loans and restructured loans to be impaired.  In most cases, loan payments that are past due less than 90 days and the related loans are not considered to be impaired.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

	2008	2007
Balance, beginning of year	$1,256,965	$1,062,661
Provision for loan losses	226,019	538,480
Recoveries of loans previously charged-off:
Commercial	37,109	11,223
Consumer	-	750
Total recoveries	37,109	11,973
Loans charged-off:
Commercial loans secured by real estate	(90,215)	-
Commercial	(246,509)	(356,149)
Total charge-offs	(336,724)	(356,149)
Balance, end of year	$1,183,369	$1,256,965

Net (charge-offs) recoveries to average loans	(0.36%)	(0.41%)

Allocation of the Allowance for Loan Losses at December 31. 2008 and 2007:

	2008		2007
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Balance	Total Loans	Balance	Total Loans
Commercial loans secured by real estate	$528,754	50.22%	$405,492	44.45%
Commercial loans	530,088	41.57%	$773,075	46.68%
Construction loans	114,340	7.18%	$61,907	7.16%
Residential mortgages	-	0.00%	$962	0.16%
Consumer home equity loans	6,890	0.42%	$3,756	0.64%
Consumer installment loans	3,297	0.61%	$11,773	0.91%
	$1,183,369	100.00%	$1,256,965	100.00%

Non-Accrual, Past Due and Restructured Loans

Non-accrual loans at December 31, 2008 and 2007 totaled $881,948 and $530,246 respectively.  In 2008 and 2007, there were no loans considered “troubled debt restructurings”. Accruing loans contractually past due 90 days or more were $384,442 and $726,036 at December 31, 2008 and 2007, respectively.

	December 31, 2008	December 31, 2007
Non-accrual loans	$881,948	$530,246

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$195,822	$726,036
Matured loans pending renewal and still accruing (1)	188,620	-
Total	$384,442	$726,036

(1)    In November 2007, the Company significantly revamped it's underwriting procedures, including, among other items, a revised process for renewing matured loans. The Bank is in the process of completing negotiations of terms for the matured loans. Each of these loans is making timely payments as to interest since the date of maturity.

Potential Problem Loans

At December 31, 2008, the Bank had loans totaling $1.4 million, which were not disclosed in the table above, and were not on non-accrual status, but were deemed to be impaired pursuant to Statement of Financial Accounting Standards No. 114.  The loans were current with respect to principal and interest.  Management of the Company has reviewed the collateral for the loans and considers the current specific reserves, if any, on the loans to be adequate to cover potential losses related to the relationships.

Deposits

Total deposits were $94.0 million at December 31, 2008, a decrease of $13.4 million (12.5%) in comparison to total deposits as of December 31, 2007 of $107.4 million.  $9.9 million of the decrease in deposits from December 31, 2007 is attributable to the sale of the New London branch completed on February 29, 2008. Following is a discussion of the $3.5 million (3%) decrease in total deposits in 2008 excluding the aforementioned $9.9 million in deposits held for sale at December 31, 2007. Non-interest bearing deposits were $28.2 million at December 31, 2008, an increase of $4.6 million (19%) from $23.6 million at December 31, 2007. The balance of interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings decreased $10.7 million, or 22%, to $33.8 million at December 31, 2008, from $44.5 million at December 31, 2007.  Time deposits increased to $32.0 million at December 31, 2008 from $29.4 million at December 31, 2007, an 9% increase.  Included in time deposits is the Company’s placement of $2.2 million in customer deposits and purchase of $2.0 million in brokered certificates of deposit through the CDARS program. The Bank continues to emphasize growth in core non-interest checking accounts and related interest bearing checking, money market deposit, and savings accounts and is less aggressive in attracting higher cost time deposits.  As of December 31, 2008, these core deposits represented 66.0% of total deposits.

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

As of December 31, 2008 the Bank's maturities of time deposits were:

	$100,000	Less than
	or greater	$100,000	Totals
( Thousands of dollars)

Three months or less	$5,239	$2,934	$8,173
Over three months to six months	3,518	2,324	5,842
Over six months to one year	4,054	9,547	13,601
Over one year to two years	208	934	1,142
Over two years to three years	815	2,126	2,941
Over three years	100	201	301

	$13,934	$18,066	$32,000

Other

The decrease in Premises and Equipment of $824,000 is due mainly to the sale of assets related to the New London branch of $656,000.

The decrease in Other Assets Held for Sale is due to the write down of the Clinton property.  The property is recorded at fair market value, net of estimated costs to sell, of $374,900 as of December 31, 2008.

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2008 and 2007.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2008			2007

		Interest			Interest		Decreases
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$84,106	$6,334	7.53%	$83,977	$7,539	8.98%	$(1,205)
Short-term and other investments	10,120	266	2.63%	7,388	370	5.01%	(104)
Investments	5,051	196	3.88%	7,318	259	3.54%	(63)
Federal funds sold	7,497	204	2.72%	19,225	975	5.07%	(771)
Total interest earning assets	106,774	7,000	6.56%	117,908	9,143	7.76%	(2,143)

Cash and due from banks	4,387			5,413
Premises and equipment, net	2,974			4,269
Allowance for loan losses	(1,213)			(1,161)
Other	1,995			1,547
Total assets	$114,917			$127,976
Interest bearing liabilities
Time certificates	$29,904	1,251	4.18%	$31,150	1,566	5.03%	(315)
Savings deposits	1,557	21	1.35%	1,908	25	1.31%	(4)
Money market / checking deposits	35,661	783	2.20%	44,603	1,601	3.59%	(818)
Capital lease obligations	1,184	176	14.86%	1,187	176	14.83%	-
Repurchase agreements	567	9	1.59%	648	10	1.54%	(1)

Total interest bearing liabilities	68,873	2,240	3.25%	79,496	3,378	4.25%	(1,138)

Non-interest bearing deposits	25,170			27,285
Accrued expenses and other liabilities	1,281			729
Shareholder's equity	19,593			20,466
Total liabilities and equity	$114,917			$127,976
Net interest income		$4,760			$5,765		$(1,005)

Interest spread			3.31%			3.51%
Interest margin			4.46%			4.89%

(1) Includes nonaccruing loans.

RATE VOLUME VARIANCE ANALYSIS

The following table summarizes the variance in interest income and expense for 2008 and 2007 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2008 vs 2007
	Variance due to:
(Dollars in thousands)	Volume	Rate	Total
Interest earning assets
Loans	$13	$(1,218)	$(1,205)
Short-term and other investments	109	(213)	(104)
Investments	(74)	11	(63)
Federal funds sold	(438)	(333)	(771)
Total interest earning assets	(390)	(1,753)	(2,143)

Interest bearing liabilities
Time certificates	(61)	(254)	(315)
Savings deposits	(5)	1	(4)
Money market / checking deposits	(279)	(539)	(818)
Capital lease obligations	-	-	-
Repurchase agreements	(1)	-	(1)
Total interest bearing liabilities	(346)	(792)	(1,138)
Net interest income	$(44)	$(961)	$(1,005)

The decrease in net interest income during 2008 reflects the decrease in the yields on earning assets from 7.76% in 2007 to 6.56% in 2008 and the decrease in total average interest earning asset balances from 2007, as the average earning assets in 2008 of $106.8 million were 9% lower than average earning assets of $117.9 million in 2007. The decline in interest income attributable to  average interest earning assets was partially offset by the decrease in rates on interest bearing liabilities from 4.25% in 2007 to 3.25% in 2008 and a $10.6 million decrease in average interest bearing liabilities from $79.5 million in 2007 to $68.9 million in 2008.  Overall, interest income attributed to volume decreases was $44,000 versus a decrease of $961,000 due to the decrease in interest rates. Interest income from interest earning assets in 2008 compared to 2007 declined $1.8 million due to rates and decreased $390,000 due to volume.  Variances in the 2008 cost of interest bearing liabilities in comparison to 2007 were due to decreased rate considerations of $792,000 combined with decreased volume considerations of $346,000.

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

The following are measurements of the Company’s results of operations in relation to assets and equity, and average equity to average assets for the years ended December 31, 2008 and 2007:

	2008	2007
Income (loss) on average assets	0.12%	(0.45%)
Income (Loss) on average equity	0.68%	(2.80%)
Average equity to average assets	17.05%	15.99%

Results of Operations

The Company’s net income for fiscal year 2008 was $134,000, an improvement of $708,000 from the net loss of $574,000 in fiscal year 2007. In comparison to 2007, the improvement in 2008 operating results is due to a combination of factors, including increased earnings of $875,000 from the sale of the New London branch; a decrease in the provision for loan losses of $312,000; and a decrease in noninterest expenses of $694,000, due to the sale of the New London branch and reductions in professional services, offset by severance payments to the former Chief Executive Officer and President of the Bank. Additional factors were a decline in net interest income of $1.0 million, attributable to decreases in average earning assets/liabilities previously discussed, and  decreases in noninterest income of $169,000 related to lower levels of service charges, SBA loan servicing income and rental income, as well as revenues from sales of the guaranteed portion of SBA originated loans.

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

The Federal Open Market Committee (“FOMC”) reduced short-term interest rates (which resulted in a corresponding reduction in the prime lending rate) from 7.25% at December 31, 2007 to 3.25% at December 31, 2008.  Decreases in short-term rates tend to compress the Company’s net interest spread and net interest margin. During periods of declining interest rates, the interest expense related to sources of funds is not reduced commensurate with reduction in interest earned on interest earning assets (which are most typically tied to the prime lending rate or other market indices).  This situation inherently compresses the spread during periods of declining interest rates.

For the year ended December 31, 2008, net interest income was $4,760,000 versus $5,765,000 for the year ended December 31, 2007, a decrease of $1,005,000 or 17.4%.  The 2008 decrease was primarily the result of decreases in rates and volume on interest earning assets which exceeded the rate and volume decreases on interest bearing liabilities.

The Company’s average total interest earning assets decreased 9% for the year ended December 31, 2008 to $106.8 million (a decrease of $11.1 million) from the Company’s average total interest earning assets of $117.9 million for the year ended December 31, 2007. The decrease in average interest earning assets of $11.1 million was comprised of increases in average balance of loans of $0.1 million, decreases in average balance of investments of $2.2 million, increases in average balance of short-term and other investments of $2.7 million, and decreases in average balance of federal funds sold of $11.7 million.

The yield on average interest earning assets for the year ended December 31, 2008 was 6.56% versus 7.76% for 2007, a decrease of 120 basis points.  The decrease in the yield on assets reflects the decreases in market interest rates that occurred throughout 2008, particularly in the prime lending rate and the Bank’s base lending rate and the increasing competitive market to attract new loans.

The cost of average interest bearing liabilities was 3.25% for the year ended December 31, 2008 versus 4.25% for 2007, a decrease of 100 basis points, reflecting a general decrease in market interest rates.  Due to decreases in the average yields on earning assets, in excess of the decreases in rates on interest bearing liabilities, the interest spread decreased to 3.31% for 2008, a decrease of 20 basis points from the interest spread realized in 2007.  The net interest margin decreased to 4.46% in 2008 from 4.89% in 2007, a decrease of 43 basis points that largely reflects the decreasing short-term yields on interest earning assets during 2008.

Provision for Loan Losses

The Company’s provision for loan losses was $226,000 and $538,000 for the year ended December 31, 2008 and 2007, respectively.  The change is primarily attributable to the favorable reclassification of an impaired loan and a net increase in loans receivable.

Noninterest Income

Total noninterest income was $1,667,000 for the year ended December 31, 2008 versus $960,000 for the same period in 2007.  Noninterest income in 2008 included $875,000 from a gain on sale of the Bank’s New London branch.  Service charges and fees decreased $33,000 due to changes in business practices of customers of the Bank.  Gains on sales of SBA loans decreased $45,000 during 2008. Other noninterest income decreased from $305,000 in 2007 to $215,000 in 2008 principally due to decreases in rental income ($24,000) and SBA loan servicing income ($58,000).

Noninterest Expenses

Total noninterest expenses were $6,067,000 for the year ended December 31, 2008 versus $6,761,000 for the same period in 2007, a decrease of $694,000 or 10.3%.

Salaries and benefits expense for the year ended December 31, 2008 was $3,688,000 versus $3,460,000 for the same period in 2007.  Salaries and benefits expense increased $228,000 in 2008 primarily due to expenses related to the severance of the former Chief Executive Officer and President of the Bank, the addition of Evergreen employees and the accrual and payment of employee related benefits and performance bonuses. The increases were offset by expense savings related to a reduction in staff implemented in July, 2008 and the sale of the New London branch.

Occupancy and equipment expense for 2008 decreased by $168,000 or 19.7%.  The decrease is primarily attributable to the elimination of expenses related to the operation of the New London branch.  FDIC insurance expense decreased by $45,000 from $124,000 to $79,000 due to a lower assessment rate as a result of an improved FDIC rating.

In addition, professional services decreased $428,000, the result of lower legal costs, consulting fees and expenses related to the Company’s implementation of the Sarbanes-Oxley Act.  Other operating expenses decreased by $311,000 to $679,000 largely as a result of the accrual of $293,000 in 2007 related to post-retirement benefits with the retired Chairman of the board of directors.  This accrual reflects the changing nature of a consulting agreement from a consulting agreement to a post-retirement benefit, as a result of the former Chairman retiring from his position as a director of the Company as of December 31, 2007.

Off-Balance-Sheet Arrangements

See Note 14 to the accompanying consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

The Company’s liquidity position as of December 31, 2008 and December 31, 2007  consisted of liquid assets totaling $20.7 million and $38.6 million, respectively.  This represents 18.0% and 29.6% of total assets at December 31, 2008 and 2007, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, interest-bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following table illustrates the Company's and the Bank's regulatory capital ratios at December 31:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2008	2007	Target Ratio	2008	2007	Target Ratio
Total Capital to Risk Weighted Assets	18.46%	19.97%	8.00%	17.09%	17.34%	8.00%
Tier 1 Capital to Risk Weighted Assets	17.13%	18.80%	4.00%	15.96%	16.13%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	15.64%	15.08%	4.00%	14.55%	12.88%	4.00%

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

Factors Affecting Future Results

Some of the statements under “Management’s Discussion and Analysis or Plan of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K may include forward-looking statements which reflect our current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than the Company to provide products and services which it is impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) concentration of the Company’s business in southern and southeastern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business not historically permitted to it.  Other such factors may be described in other filings made by the Company with the SEC.

Although the Company believes that it has the resources needed for success, future revenues and interest spreads and yields cannot be reliably predicted.  These trends may cause the Company to adjust its operations in the future.  Because of the foregoing and other factors, recent trends should not be considered reliable indicators of future financial results or stock prices.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

The consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 27, 2009 are included as part of this Form 10-K following page 46 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s President and Chief Operating  Officer, Chief Financial Officer, and Chief Accounting Officer as of the end of the period covered by this report, the Company’s President and Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the President and Chief Operating  Officer, the Chief Financial Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated into this Form 10-K by reference from the sections captioned “Proposal 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” in the Company's definitive proxy statement for its 2009 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from the sections captioned “Executive Compensation” and “Director Compensation” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2008:

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
	(a)	(b)	plans (excluding
			securities reflected in
			column (a)

Equity Compensation Plans	202,763	$7.79	257,249
approved by security
holders

Equity Compensation Plan	77,184	$10.39	0
not approved by security
holders (1)

Total	279,947	$8.51	257,249

(1) The Company adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001, respectively.  The Warrant Plans were not approved by security holders.  Under the Warrant Plans, each director of the Company, other than Mr. Joseph V. Ciaburri (who served as the Chairman of the board of directors of the Company at the time), and each director of the Bank who is not a director of the Company, as of the initial public offering of the Company in July 2001, received a warrant to purchase one share of the Company common stock for each four shares purchased in the offering by such director or members of such director’s immediate family.  Under the 2001 Supplemental Warrant Plan, certain organizers of the Company who are not directors, officers or employees of the Company or the Bank but who made contributions to the Company’s enterprise received a warrant to purchase one share of the Company common stock for each five shares purchased in the offering by such person or member of such person’s immediate family.  The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which the Company’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. As of December 31, 2008, the warrants are fully exercisable.

Additional information required by this Item 12 is incorporated into this Form 10-K by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated into this Form 10-K by reference from the sections captioned “Corporate Governance”, “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

McGladrey & Pullen, LLP and RSM McGladrey, Inc. provide audit, audit-related and tax advisory and tax return preparation services for the Company and The Bank of Southern Connecticut.  The following table summarizes the fees provided in 2008 and 2007, respectively:

	2008	2007
Audit fees	$139,609	$ 149,806
Audit Related Fees	None	None
Tax fees	10,900	10,825
All Other fees	2,733	None

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of financial statements included in quarterly reports on Form 10-Q or 10-QSB and annual reports on Form 10-K or 10-KSB, and services connected with statutory and regulatory filings or engagements.  Audit-related fees are principally for consultations on various accounting and reporting matters.  Tax service fees consist of fees for tax return preparation for the Company.

The audit committee of the Company’s Board of Directors has established policies and procedures for the engagement of the independent auditor to provide non-audit services, including a requirement for approval in advance of all non-audit services to be provided by the independent auditor.  To ensure that this does not restrict access to the independent auditor by management on matters where the advice and consultation of the independent auditor is sought by management and such advice or consultation, in the opinion of management, cannot practically be delayed pending pre-approval by the audit committee, the committee authorizes management to use their judgment and retain the independent auditor for such matters and consider such services to be pre-approved provided the estimated cost of such services does not exceed 5% of the annual fees paid to the independent auditor and such services are formally approved by the audit committee at its next meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

((a) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.1
Lease, dated as of August 17, 2000, between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.2
Letter agreement dated January 3, 2001 amending the Lease between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.3
First Amendment to Lease dated March 30, 2001 between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.4
Second Amendment to Lease dated March 31, 2001 between 215 Church Street, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement Form SB-2 filed on April 30, 2001)

10.5
Assignment of Lease dated April 11, 2001 between the Registrant and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.6
Sublease dated January 1, 2001 between Michael Ciaburri, d/b/a Ciaburri Bank Strategies and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.7
Sublease dated January 1, 2001 between Laydon & Company, LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.8
Lease dated August 2, 2002 between 469 West Main Street LLC and The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

10.9	Lease dated January 14, 2004 between The City of New London and the Registrant (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

10.10
Agreement of Sale dated June 22, 2004 between Dr. Alan Maris and James S. Brownstein, Trustee relating to property and premises located at 51-53 West Main Street, Clinton, Connecticut (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004)

10.11
Employment Agreement dated as of January 23, 2001 among The Bank of Southern Connecticut, the Registrant and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.12
Amendment to Employment Agreement dated as of October 20, 2003 among the Registrant, The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 12, 2003)

10.13
Employment Agreement dated as of January 1, 2005 among the Registrant, The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB filed on March 28, 2005)

10.14	Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.15	Registrant’s 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001)

10.16	Registrant’s 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2002)

10.17	Registrant’s 2002 Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002)

10.18
Form of Stock Option Agreement for Non-qualified Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004)

10.19
Form of Stock Option Agreement for Incentive Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004)

10.20
Underwriting agreement dated June 16, 2004 among A.G.Edwards & Sons, Inc. and Keefe, Bruyette & Woods, and the Registrant (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form SB-2/A filed on June 9, 2004)

10.21
Employment Agreement dated October 26, 2005, by and among the Registrant, and The Bank of Southern Connecticut and John H. Howland (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2005)

10.22
Amendment to Employment Agreement dated March 1, 2007, by and among the Registrant and The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed on March 28, 2007)

10.23
Consulting agreement dated March 1, 2007, by and among the Registrant and The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB filed on March 28, 2007)

10.24
Employment Agreement dated February 28, 2007, by and among the Registrant and The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB filed on March 28, 2007)

10.25
Sales agreement made November 13, 2007, by and between Savings Institute Bank and Trust Company, a federally chartered stock savings bank having its principal office in Willimantic, Connecticut (the “Purchaser”), and The Bank of Southern Connecticut, a Connecticut state chartered bank and trust company having its main office in New Haven, Connecticut (the “Seller”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2007)

10.26
Employment Agreement dated February 8, 2008, effective January 1, 2008, by and among the Registrant and The Bank of Southern Connecticut and John Howard Howland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2008)

10.27
Employment Agreement dated May 5, 2008, effective May 5, 2008, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2008)

10.28
Separation Agreement and General Release dated March 26, 2008, by and among the Registrant, The Bank of Southern Connecticut and Michael M. Ciaburri (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2008)

14.	Amended and Restated Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

21.	Subsidiaries (filed herewith)

23.	Consent of McGladrey & Pullen, LLP (filed herewith)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer (filed herewith)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by President and Chief Operating Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

99.1	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on January 13, 2006)

99.2	Common Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on January 13, 2006)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.
(Registrant)

By:	/s/ JOHN HOWARD HOWLAND
Name:	John Howard Howland
Title:	President and Chief Operating Officer

Date: March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ John Howard Howland	March 27, 2009
John H. Howland	Date
President and Chief Operating Officer

/s/ Stephen V. Ciancarelli	March 27, 2009
Stephen V. Ciancarelli	Date
Senior Vice President and Chief Financial Officer

/s/ Elmer F. Laydon	March 27, 2009
Elmer F. Laydon	Date
Chairman and Director

/s/ Alphonse F. Spadaro, Jr.	March 27, 2009
Alphonse F. Spadaro, Jr.	Date
Vice Chairman and Director

/s/ Carl R. Borrelli	March 27, 2009
Carl R. Borrelli	Date
Director

/s/ James S. Brownstein, Esq.	March 27, 2009
James S. Brownstein, Esq.	Date
Director

/s/ Alfred J. Ranieri, Jr.	March 27, 2009
Alfred J. Ranieri, Jr.	Date
Director

/s/ Joshua H. Sandman, Ph.D.	March 27, 2009
Joshua H. Sandman, Ph.D.	Date
Director

/s/ Anthony M. Avellani	March 27, 2009
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

FINANCIAL STATEMENTS
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Southern Connecticut Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” and accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 27, 2009

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007
Cash and due from banks (Note 2)	$5,267,439	$3,891,258
Federal funds sold	-	21,100,000
Short-term investments	8,637,450	8,355,686
Cash and cash equivalents	13,904,889	33,346,944

Interest bearing certificates of deposit	1,642,612	-
Available for sale securities (at fair value) (Note 3)	5,130,005	5,265,679
Federal Home Loan Bank stock (Note 7)	66,100	66,100
Loans held for sale	-	354,606
Loans receivable (Note 4)
Loans receivable - portfolio	90,424,801	80,404,844
Loans receivable - branch disposed of (Note 18)	-	6,847,249
Allowance for loan losses	(1,183,369)	(1,256,965)
Loans receivable, net	89,241,432	85,995,128
Accrued interest receivable	411,729	533,690
Premises and equipment (Note 5)
Premises and equipment	2,754,153	2,921,459
Premises and equipment - branch disposed of (Note 18)	-	656,261
Premises and equipment, net	2,754,153	3,577,720
Other assets held for sale (Note 18)	374,920	414,920
Other assets	1,390,722	1,009,474
Total assets	$114,916,562	$130,564,261

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2008 and 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities	2008	2007
Deposits (Note 6)
Noninterest bearing deposits
Noninterest bearing deposits	$28,214,381	$23,610,756
Noninterest bearing deposits - branch disposed of (Note 18)	-	4,187,632
Total noninterest bearing deposits	28,214,381	27,798,388
Interest bearing deposits
Interest bearing deposits	65,755,643	73,911,903
Interest bearing deposits - branch disposed of (Note 18)	-	5,712,101
Total interest bearing deposits	65,755,643	79,624,004
Total deposits	93,970,024	107,422,392
Repurchase agreements	214,391	544,341
Capital lease obligations (Note 8)	1,180,938	1,186,043
Accrued expenses and other liabilities	1,010,255	1,327,002
Total liabilities	96,375,608	110,479,778

Commitments and Contingencies (Notes 7, 8, 10, and 14)

Shareholders' Equity (Notes 10 and 15)
Preferred stock, no par value; shares authorized: 500,000;
none issued
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2008 2,688,152; 2007 2,969,714	26,882	29,697
Additional paid-in capital	22,521,164	24,263,531
Accumulated deficit	(4,035,302)	(4,169,051)
Accumulated other comprehensive income (loss) - net unrealized gain
(loss) on available for sale securities	28,210	(39,694)
Total shareholders' equity	18,540,954	20,084,483

Total liabilities and shareholders' equity	$114,916,562	$130,564,261

See Notes to Consolidated Financial Ststements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Interest Income:
Interest and fees on loans	$6,333,993	$7,539,044
Interest on securities	195,748	259,052
Interest on Federal funds sold and short-term and other investments	470,359	1,345,285
Total interest income	7,000,100	9,143,381

Interest Expense:
Interest expense on deposits (Note 6)	2,055,427	3,192,322
Interest expense on capital lease obligations	176,110	175,796
Interest expense on repurchase agreements and other borrowings	8,508	9,658
Total interest expense	2,240,045	3,377,776

Net interest income	4,760,055	5,765,605

Provision for Loan Losses (Note 4)	226,019	538,480
Net interest income after
provision for loan losses	4,534,036	5,227,125

Noninterest Income:
Service charges and fees	576,801	609,888
Gains on sales of loans	-	45,286
Gain from sale of branch (Note 18)	874,912	-
Other noninterest income	214,912	305,321
Total noninterest income	1,666,625	960,495

Noninterest Expenses:
Salaries and benefits	3,688,383	3,460,037
Occupancy and equipment	684,817	852,504
Professional services	358,122	786,449
Data processing and other outside services	397,464	420,806
Advertising and promotional expenses	73,641	38,898
Forms, printing and supplies	106,826	88,433
FDIC Insurance	79,068	124,155
Other operating expenses	678,591	990,019
Total noninterest expenses	6,066,912	6,761,301

Net income (loss)	$133,749	$(573,681)

Basic and Diluted Income (Loss) per Share	$0.05	$(0.19)

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss (Income)	Total

Balance, December 31, 2006	2,941,297	$29,413	$24,147,883	$(3,595,370)	$(250,077)	$20,331,849

Comprehensive loss:
Net loss	-	-	-	(573,681)	-	(573,681)
Unrealized holding gain on available for
sale securities	-	-	-	-	210,383	210,383
Total comprehensive loss						(363,298)

Directors fees settled in common stock (Note 10)	2,605	26	19,483	-	-	19,509
Exchange of stock options (Note 10)	20,532	205	9,808	-	-	10,013
Exercise of stock options (Note 10)	1,280	13	9,819	-	-	9,832
Restricted stock compensation (Note 10)	4,000	40	28,171	-	-	28,211
Stock option compensation (Note 10)	-	-	48,367	-	-	48,367

Balance, December 31, 2007	2,969,714	29,697	24,263,531	(4,169,051)	(39,694)	20,084,483

Comprehensive income:
Net income	-	-	-	133,749	-	133,749
Unrealized holding gain on available for
sale securities	-	-	-	-	67,904	67,904
Total comprehensive income						201,653

Restricted stock compensation (Note 10)	6,750	68	54,943	-	-	55,011
Stock option compensation (Note 10)	-	-	20,119	-	-	20,119
Stock repurchases (Note 10)	(288,312)	(2,883)	(1,817,429)	-	-	(1,820,312)

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

See Notes to Consolidated Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operations
Net income (loss)	$133,749	$(573,681)
Adjustments to reconcile net income (loss) to net cash(used in) provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	3,575	(478)
Provision for loan losses	226,019	538,480
Gain on sale of branch	(874,912)	-
Share based compensation	75,130	106,100
Loans originated for sale, net of principal payments received	(58,513)	(327,074)
Proceeds from sales of loans	-	195,286
Gains on sales of loans	-	(45,286)
Depreciation and amortization	300,165	407,156
Write-down of other assets held for sale	40,000	88,886
Increase in cash surrender of life insurance	(46,444)	(44,212)
Changes in assets and liabilities:
Increase in deferred loan fees	25,299	3,315
Decrease (increase) in accrued interest receivable	121,961	(65,992)
(Increase) decrease in other assets	(96,364)	49,611
(Decrease) increase in accrued expenses and other liabilities	(432,443)	741,557
Net cash (used in) provided by operating activities	(582,778)	1,073,668

Cash Flows From Investing Activities
Purchases of interest bearing certificates of deposit	(1,642,612)	-
Purchases of available for sale securities	(11,500,000)	-
Principal repayments on available for sale securities	3	3
Proceeds from maturities / calls of available for sale securities	11,700,000	3,000,000
Net payments on sale of branch	(495,521)	-
Net increase in loans receivable	(10,333,247)	(11,289,977)
Purchases of premises and equipment	(113,971)	(63,854)
Acquisition of mortgage broker	(130,094)	-
Net cash used in investing activities	(12,515,442)	(8,353,828)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(4,732,082)	3,085,732
Net increase in certificates of deposit	543,614	3,063,140
Net decrease in repurchase agreements	(329,950)	(339,262)
Principal repayments on capital lease obligations	(5,105)	(2,085)
Stock repurchased	(1,820,312)	-
Proceeds from the exercise of stock options	-	9,832
Net cash (used in) provided by financing activities	(6,343,835)	5,817,357

Net decrease in cash and cash equivalents	(19,442,055)	(1,462,803)
Cash and cash equivalents
Beginning	33,346,944	34,809,747

Ending	$13,904,889	$33,346,944
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2008 and 2007

	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,247,054	$3,366,477

Income taxes	$750	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Premises and equipment	$644,723	$-

Loans receivable	$7,248,744	$-

Deposits	$9,263,900	$-

Transfer of loans receivable to loans held for sale	$-	$59,309

Transfer of loans held for sale to loans receivable	$413,119	$-

Transfer of premises and equipment to other assets held for sale	$-	414,920

Unrealized holding gains on available for sale securities arising
during the period	$67,904	$210,383

See Note 12 for information regarding the acquisition of certain assets and liabilities of a mortgage broker.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank and a mortgage broker serving primarily New Haven County (the “Greater New Haven Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut and 100% of the capital stock of SCB Capital Inc., a mortage broker with its headquarters in New Haven, Connecticut.

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

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market.  The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million.  The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients.  The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

During the first quarter of 2008, the Bank sold one of its branches that was located in New London, Connecticut (see Note 18).

On August 1, 2008 the Company’s wholly owned subsidiary, SCB Capital, Inc., purchased the assets of Evergreen Financial LLC (see Note 12). SCB Capital, Inc., operating under the name “Evergreen,” now offers mortgage brokerage services. Evergreen operates from the Company’s headquarters in New Haven, Connecticut and is licensed by the State of Connecticut Department of Banking to operate a mortgage brokerage business.

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
December 31, 2008 and 2007

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

Interest-bearing certificates of deposit

Interest-bearing certificates of deposit are carried at cost. At December 31, 2008 the balance in interest-bearing cerificates of deposit was $1,642,612, which consisted of fixed rate certificates of deposit which mature in December 2009 ($1,543,186) and June 2013 ($99,426).

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
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Goodwill

During 2008, in connection with a business combination, the Company recorded goodwill. Goodwill represents the cost of acquired assets in excess of value ascribed to net tangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, and is evaluated for impairment annually. Goodwill of $238,440 is included in other assets at December 31, 2008, and based upon management’s annual impairment evaluation, goodwill was not impaired at December 31, 2008.

Impairment of long-lived assets

Long-lived assets, including premises and equipment and goodwill, which are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Repurchase agreements

Repurchase agreements, which are classified as secured borrowings, generally mature within one to three days from the transaction date, and are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Income taxes

The Company files consolidated federal and state income tax returns.  The Company recognizes income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Interest and penalties related to income taxes, if any, are recorded within the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, The Company was required to adopt FIN 48 in 2007, and the adoption of this statement had no impact on the Company’s financial statements. In accordance with FIN 48, the Company evaluates each tax position taken and recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. The Company’s open tax years that remain subject to examination by the relevant taxing authorities are 2005, 2006 and 2007.

Share-based compensation

Share-based compensation is recorded in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or the liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) requires entities to measure the cost of employee services received in exchange for stock awards based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the statement. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period.

Related party transactions

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.  Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not directors or officers.  In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features.  Note 16 contains details regarding related party transactions.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp. on an unconsolidated or standalone basis.  Prior to August 1, 2008, the Company did not have mortgage brokerage operations, and the Holding Company’s activities were solely related to the Bank’s operations. Therefore, prior to the period ended September 30, 2008, the Company had only one operating segment, Community Banking.  Because Evergreen is a subsidiary new to Mortgage Brokerage operations, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Fair value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, the three categories within the hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets and liabilities.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active; and model-based valuation techniques for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”).  FSP No. 157-3 amends SFAS No. 157 and clarifies its application in an inactive market.  In reaction to the recent financial crisis, this FSP provides clarification as to whether to use direct market information or internally generated estimates of the fair value of financial assets when a market is not active.  Application issues addressed by FSP No. 157-3 include: i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, ii) how observable market information in a market that is not active should be considered when measuring fair value, and iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP No. 157-3 was effective upon its October 10, 2008 issuance.  This FSP did not have an impact on the Company’s financial statements.

The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted as described above.  The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements, and the adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

See Note 17 for additional information regarding fair value.

Note 2.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its  transaction accounts and non-personal time deposits.  At December 31, 2008 and 2007, the Company was required to have cash and liquid assets of approximately $428,000 and $655,000, respectively, to meet these requirements.  In addition, at both December 31, 2008 and 2007, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2008 and 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$4,996,409	$28,552	$-	$5,024,961
obligations
Mortgage-backed securities	105,386	-	(342)	105,044
	$5,101,795	$28,552	$(342)	$5,130,005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency	$5,199,956	$-	$(35,054)	$5,164,902
obligations
Mortgage-backed securities	105,417	-	(4,640)	100,777
	$5,305,373	$-	$(39,694)	$5,265,679

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2008 and 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2008	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$-	$-	$-	$-	$-	$-
Mortgage-backed
securities	-	-	105,044	342	105,044	342
Totals	$-	$-	$105,044	$342	$105,044	$342

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2007	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Sponsored Agency
obligations	$599,831	$168	$4,565,071	$34,886	$5,164,902	$35,054
Mortgage-backed
securities	-	-	100,777	4,640	100,777	4,640
Totals	$599,831	$168	$4,665,848	$39,526	$5,265,679	$39,694

At December 31, 2008 and 2007, the Company had 2 and 10 available for sale securities in an unrealized loss position, respectively.  Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes related to debt and mortgage-backed securities issued by U.S. Government sponsored agencies, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers.  In addition, management considers the issuers of the securities to be financially sound and the Company will receive all contractual principal and interest related to these investments.

The amortized cost and fair value of available for sale debt securities at December 31, 2008 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value

Maturity:
Within one year	$-	$-
After 1 but within 5 years	1,000,000	1,000,630
After 5 but within 10 years	2,496,409	2,513,546
Over 10 years	1,500,000	1,510,785
Mortgage-backed securities	105,386	105,044
	$5,101,795	$5,130,005

At December 31, 2008 and 2007, available for sale securities with a carrying value of $3,117,504 and $4,169,886, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

There were no sales of available for sale securities in 2008 and 2007.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2008 and 2007 is as follows:

	2008	2007

Commercial loans secured by real estate	$45,462,172	$38,821,133
Commercial loans	37,625,274	40,763,176
Construction and land loans	6,500,111	6,248,455
Residential mortgages	-	142,333
Consumer home equity loans	383,682	555,694
Consumer installment loans	552,156	794,597
Total loans	90,523,395	87,325,388
Net deferred loan fees	(98,594)	(73,295)
Allowance for loan losses	(1,183,369)	(1,256,965)
Loans receivable, net	$89,241,432	$85,995,128

Included in the 2007 amounts above are $3,736,880 of commercial loans secured by real estate, $3,092,344 of commercial loans, and $18,025 of consumer loans that are classified as loans receivable - branch disposed of.

The Company services certain loans that it has sold without recourse to third parties.  The aggregate of loans serviced for others approximated $4,574,000 and $7,021,000 as of December 31, 2008 and 2007, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2008 and 2007, was $26,302 and $53,613, respectively.  No impairment charges related to servicing rights were recognized during the years ended December 31, 2008 and 2007.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance, beginning of year	$1,256,965	$1,062,661
Provision for loan losses	226,019	538,480
Recoveries of loans previously charged-off:
Commercial	37,109	11,223
Consumer	-	750
Total recoveries	37,109	11,973
Loans charged-off:
Commercial loans secured by real estate	(90,215)	-
Commercial	(246,509)	(356,149)
Total charge-offs	(336,724)	(356,149)
Balance, end of year	$1,183,369	$1,256,965

Net (charge-offs) recoveries to average loans	(0.36%)	(0.41%)

At December 31, 2008 and 2007, the unpaid principal balances of loans placed on nonaccrual status were $881,948 and $530,246, respectively. In 2008 and 2007, there were no loans considered “troubled debt restructurings”. Accruing loans contractually past due 90 days or more were $384,443 and $726,036 at December 31, 2008 and 2007, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 2008 and 2007:

	2008	2007

Impaired loans for which there is a specific allowance	$538,727	$789,591

Impaired loans for which there is no specific allowance	$1,957,926	$86,413

Allowance for loan losses related to impaired loans	$162,571	$328,410

Average recorded investment in impaired loans	$1,978,934	$568,641

Interest income collected and recognized on impaired loans was $143,278 and $2,248 in 2008 and 2007, respectively.  If nonaccrual loans had been current throughout their terms, additional interest income of approximately $111,212 and $95,781 would have been recognized in 2008 and 2007, respectively.  The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

The Company’s lending activities were conducted principally in New Haven County of Connecticut.  The Company grants commercial and residential real estate loans, commercial business loans and a variety of consumer loans.  In addition, the Company may grant loans for the construction of residential homes, residential developments and land development projects.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market.  Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Note 5.                                Premises and Equipment

At December 31, 2008 and 2007, premises and equipment consisted of the following:

	2008	2007

Land	$255,766	$255,766
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	678,492	677,474
Leasehold improvements	1,027,390	1,510,627
Furniture and fixtures	527,969	706,441
Equipment	913,186	898,849
Software	91,134	82,601
	4,685,973	5,323,794
Less accumulated depreciation and amortization	(1,931,820)	(1,746,074)
	$2,754,153	$3,577,720

Included in the 2007 amounts above are $464,855 of leasehold improvements, $148,905 of furniture and fixtures, and $42,501 of equipment, net of accumulated depreciation classified as premises and equipment - branch disposed of.

For the years ended December 31, 2008 and 2007, depreciation and amortization expense related to premises and equipment totaled $300,165 and $407,156, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Premises under capital lease of $1,192,036, and related accumulated amortization of $403,699 and $344,098, as of December 31, 2008 and 2007, respectively, are included in premises and equipment.

Note 6.                                Deposits

At December 31, 2008 and 2007, deposits consisted of the following:

	2008	2007
Noninterest bearing (1)	$28,214,381	$27,798,388

Interest bearing: (1)
Checking	5,685,490	5,792,493
Money Market	26,578,024	40,721,374
Savings	1,492,378	1,654,000
Time certificates, less than $100,000	18,066,157	16,600,048
Time certificates, $100,000 or more	13,933,594	14,856,089
Total interest bearing	65,755,643	79,624,004

Total deposits	$93,970,024	$107,422,392

(1) Included in the 2007 amounts above are $4,187,632 and $5,712,101 that are classified as noninterest bearing deposits - branch disposed of and interest bearing deposits - branch disposed of, respectively.

(2) Included in time certificates of deposit under $100,000 at December 31, 2008 and December 2007 were brokered deposits totaling $2,252,167 and $0 respectively.
(3) Included in time certificates of deposits of $100,000 and over at December 31, 2008 and December 2007 were brokered deposits totaling $1,948,969 and $0 respectively.

Brokered deposits at December 31, 2008 represented:
Bank customer time certificates of deposit placed through CDARS to ensure
FDIC coverage	$2,201,901
Time certificates of deposit purchased by the Bank
through CDARS	1,999,235
Total brokered deposits	$4,201,136
There were no brokered deposits at December 31, 2007.

Contractual maturities of time certificates of deposit as of December 31, 2008 are summarized below:

Due within:
1 year	27,614,984
1-2 years	1,142,832
2-3 years	2,940,393
3-4 years	170,737
4-5 years	130,805
$31,999,751

Interest expense on certificates of deposit in denominations of $100,000 or more was $499,111 and $759,076 for the years ended December 31, 2008 and 2007, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 7.                                Commitments and Contingencies

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At December 31, 2008 and 2007, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at December 31, 2008 and 2007.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The Executive Vice President and Chief Operating Officer of the Company was appointed by the Board of Directors to assume the additional position of President of the Company and the Bank effective on April 3, 2008.

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

Litigation

The Company and the Bank are being sued by a former officer for age discrimination and breach of contract in connection with the officer’s layoff as part of a reduction in staff announced by the Bank in July 2008. The officer notified the Company of his claim on September 29, 2008.  The only parties to the dispute are the Company, the Bank and the officer.  The officer is seeking unspecified damages. The matter is currently pending.  The Company believes that the officer’s claims are without merit and intends to defend this case vigorously.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 8.                                Lease and Subleases

The Company leases the Bank’s main and Branford branch offices under twenty-year capital leases that expire in 2021 and 2022, respectively.  Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance.  In 2006, the Company entered into an operating lease for its North Haven branch.  The Company also leases the driveway to its main office and certain equipment under non-cancelable operating leases.

At December 31, 2008, future minimum lease payments to be made under these leases by year and in the aggregate, are as follows:

	Capital	Operating
Year	Leases	Leases

2009	$183,087	$54,154
2010	187,609	50,382
2011	206,741	53,214
2012	214,357	54,635
2013	219,204	47,408
2014 and thereafter	1,811,968	600,735
	2,822,966	$860,528
Less amount representng interest	(1,642,028)

Present value of future minimum lease
payments - capital lease obligation	$1,180,938

Total rent expense charged to operations under the operating leases approximated $82,700 and $113,800 for the years ended December 31, 2008 and 2007, respectively.  Rental income under subleases, and a lease of space in premises owned, approximated $9,900 and $30,300 for the years ended December 31, 2008 and 2007, respectively. There were no subleases at December 31, 2008.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 9.                                Income Taxes

A reconciliation of the anticipated income tax expense (benefit) (computed by applying the statutory Federal income tax rate of 34% to the income (loss) before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Expense (benefit) for income taxes at statutory Federal rate	45,475	(195,052)
State tax benefit, net of Federal benefit	7,115	(27,902)
(Decrease) increase in valuation allowance	(36,419)	239,267
Other	(16,171)	(16,313)
	$-	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

At December 31, 2008 and 2007, the components of gross deferred tax assets and liabilities are as follows:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$460,922	$489,588
Net operating loss carryforwards	763,460	810,896
Postretirement benefits	116,348	160,468
Unrealized loss on available for sale securities	-	15,461
Other	339,002	282,003
Gross deferred tax assets	1,679,732	1,758,416
Less valuation allowance	(1,599,496)	(1,662,364)
Deferred tax assets - net of valuation allowance	80,236	96,052

Deferred tax liabilities:
Tax bad debt reserve	63,319	57,378
Unrealized gain on available for sale securities	10,987	-
Depreciation	5,930	38,674
Gross deferred tax liabilities	80,236	96,052

Net deferred taxes	$-	$-

As of December 31, 2008, the Company had tax net operating loss carryforwards of approximately $2,103,000 and $2,076,000 available to reduce future Federal and state taxable income, respectively, which expire in 2021 through 2028.

The net changes in the valuation allowance for 2008 and 2007 were a decrease of $62,868 in 2008, and an increase of $157,323 in 2007.  The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized.  The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding losses on available for sale securities.

During 2007, the Company had a tax deduction for compensation related to the shares issued to the former Chairman that exceeded the book compensation recorded for such shares and predecessor stock options.  The tax benefit for this excess tax deduction is typically recorded as an increase to shareholders’ equity.  However, because the Company is in a net operating loss position for tax purposes and has a full valuation allowance recorded for its net deferred tax asset, the Company did not record the tax benefit of this deduction in 2007, and will not record such benefit until the Company’s net operating losses are fully utilized.  At both December 31, 2008 and 2007, approximately $140,000 of net operating losses resulting from this deduction, and related tax benefit of approximately $55,000, have been excluded from the calculation of deferred tax assets.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 10.                      Shareholders’ Equity

Stock repurchases

In November of 2007, the Company’s Board of Directors approved the adoption of a Stock Repurchase Program of up to 147,186 shares of its common stock representing 5% of its outstanding common stock.  The Company completed this stock repurchase program in July 2008.

On July 15, 2008, the Company’s Board of Directors approved the adoption of an additional Stock Repurchase Program of up to 141,126 shares representing 5% of the outstanding shares of the Company’s common stock.  The Company completed this stock repurchase program in December 2008.

For the year ended December 31, 2008, the Company repurchased 288,312 of its shares for an aggregate purchase price of $1,820,312.

Loss per share

The Company is required to present basic income (loss) per share and diluted income (loss) per share in its statements of operations.  Basic and diluted loss per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share.  Weighted average shares outstanding were 2,849,332 and 2,945,289 for the years ended December 31, 2008 and 2007, respectively.  Weighted average dilutive shares outstanding were 2,857,968 and 2,945,289 for the years ended December 31, 2008 and 2007, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

For the Year Ended December 31,	2008			2007
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
BasicIncome (Loss) Per Share
Income (Loss) available to common shareholders	$133,749	2,849,332	$0.05	$(573,681)	2,945,289	$(0.19)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	8,636	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$133,749	2,857,968	$0.05	$(573,681)	2,945,289	$(0.19)

Share-based plans

The Company has adopted three share-based plans, the 2001 Stock Option Plan (the “2001 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 2005 Stock Option and Award Plan (the “2005 Plan”), under which an aggregate of 460,012 shares of the Company’s common stock are reserved for issuance of the Company’s common stock, or upon the exercise of incentive options, nonqualified options and restricted stock granted under the share-based plans.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

A summary of the status of stock options at December 31, 2008, and changes during the year then ended, is as follows:

	2008
			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	319,075	$7.69	6.6
Granted	-	-
Exercised	-	-
Exchanged	-	-
Forfeited	(116,312)	7.11
Outstanding at end of year	202,763	7.79	5.6	$-

Vested or expected to vest at
the end of year	200,840	$7.78	5.5	$-

Exercisable at end of year	195,263	$7.80	5.5	$-

There were no stock options granted in 2008 and 2007.  The intrinsic value of stock options exercised during the year ended December 31, 2007 was $21.  There were no stock options exercised in 2008.

The fair value of options exchanged for shares during the year ended December 31, 2007 was estimated at the grant or exchange date using the Black-Sholes option-pricing model with the following assumptions:

2007
Dividend rate	-
Risk free rate	2.99% to 3.32%
Expected term (in years)	2.63 years - 4.50 years
Weighted-average volatility	23%
Expected volatility	23%

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

A summary of the status of the Company's nonvested shares related to restricted stock at December 31, 2008 and changes during the year then ended is as follows:

	2008
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning
of the year	6,000	$7.35
Granted	15,000	7.37
Vested and Issued	(6,750)	7.43
Forfeited	(4,500)	7.30
Nonvested restricted stock at end of the year	9,750	7.35

The fair value of nonvested shares is determined based on the trading price of the Company's shares on the grant date.

As of December 31, 2008, there was $5,260 of total unrecognized compensation cost related to nonvested options granted under the option plans and $63,487 of total unrecognized compensation related to restricted stock. That cost is expected to be recognized over a weighted-average period of 0.7 years. During the year ended December 31, 2008, $20,119 for options and $55,011 for restricted stock, was recognized as compensation cost. During the year ended December 31, 2007, $48,367 for options and $28,211 for restricted stock, was recognized as compensation cost. No tax benefit related to the compensation cost was recognized due to the uncertainty of realizing the tax benefit in the future.

Director fees paid in stock charged to noninterest expense for the year ended December 31, 2007 was $19,509.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

A summary of the status of the warrants at December 31, 2008, and changes during the year then ended, is as follows:

2008
Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	77,184	$10.39
Granted	-
Exercised	-
Terminated	-
Outstanding at end of year	77,184	$10.39	2.7	$-

Exercisable and vested at end of year	77,184	$10.39	2.7	$-

Note 11.      401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in The Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all employees of the Bank.  Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations.  The Bank may make discretionary contributions to the Plan.  Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service.  There were $30,000 and $0 in discretionary contributions made by the Bank during 2008 and 2007, respectively. The $30,000 in discretionary contributions made by the Bank in 2008 had been accrued for in 2007. The Company has not accrued a discretionary contribution for 2008.

Note 12.      Business Combination

On August 1, 2008, the Company’s wholly owned subsidiary, SCB Capital, Inc. purchased assets of Evergreen Financial LLC (“Evergreen”) for $180,000. Based upon terms of the asset purchase, on August 1, 2008, SCB Capital, Inc. made a cash payment of $80,000 to Evergreen and recorded the balance due of $100,000 as a liability. The remaining balance due for the assets purchased by SCB Capital, Inc. will be satisfied with payments of $50,000 on August 1, 2009 and $50,000 on August 1, 2010. The Company incurred legal fees and assumed liabilities for certain employee benefits totaling $65,790 relating to the transaction.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:	August 1, 2008
Furniture and equipment	$7,350

Goodwill	238,440

Total assets acquired	245,790

Liabilities:
Liabilities assumed	15,696

Total liabilities assumed	15,696

Net assets acquired	$230,094

Cash Paid	$130,094

Payable to seller	100,000

Total	$230,094

Note 13.      Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  Prior to August 1, 2008, the Company did not have mortgage brokerage operations, and the Holding Company’s activities were solely related to the Bank’s operations. Therefore, prior to the period ended September 30, 2008, the Company had only one operating segment, Community Banking.  Because Evergreen is a subsidiary new to Mortgage Brokerage operations, methodologies and organizational hierarchies are newly developed and will be subject to periodic review and revision. The following represents the operating results and total assets for the segments of the Company as of and for the year ended December 31, 2008. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Information about the reporting segments and reconciliation of such information to the consolidated financial statements follows:

Year Ended December 31, 2008
	Community	Mortgage	Holding	Eliminations	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$4,700,684	$3,000	$56,371	$-	$4,760,055

Provision for loan losses	226,019		-	-	226,019

Net interest income after provision for loan losses	4,474,665	3,000	56,371	-	4,534,036

Noninterest Income	1,663,651	-	2,974	-	1,666,625

Noninterest expense	5,777,307	100,935	188,670	-	6,066,912

Net income (loss)	361,009	(97,935)	(129,325)	-	133,749

Goodwill	-	238,440	-	-	238,440

Total assets as of December 31, 2008	113,161,319	336,959	18,555,881	(17,137,597)	114,916,562

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

	2008	2007
Commitments to extend credit
Future loan commitments	$16,398,484	$4,348,250
Unused lines of credit	23,157,442	27,961,313
Undisbursed construction loans	237,000	663,931
Financial standby letters of credit	3,570,308	4,225,778
	$43,363,234	$37,199,272

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  The liability related to guarantees recorded at December 31, 2008 and 2007 was not significant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since then, that management believes have changed the Bank’s category.

Evergreen offers mortgage brokerage services and is licensed by the State of Connecticut Department of Banking to operate a mortgage brokerage business. Minimum Net Worth requirements for mortgage brokers at December 31, 2008 were $25,000. Effective March 2, 2009, the State of Connecticut Department of Banking State increased the Minimum Net Worth requirement to $50,000.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The Company's and the Bank's actual capital amounts and ratios at December 31, 2008 and December 31, 2007 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk Weighted Assets	$19,696	18.46%	$8,537	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	18,275	17.13%	4,268	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	18,275	15.64%	4,673	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$17,938	17.09%	$8,396	8.00%	$10,495	10.00%
Tier 1 Capital to Risk Weighted Assets	16,755	15.96%	4,198	4.00%	6,297	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,755	14.55%	4,607	4.00%	5,759	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
2007	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk Weighted Assets	$21,381	19.97%	$8,565	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	20,124	18.80%	4,282	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	20,124	15.08%	5,338	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$18,054	17.34%	$8,329	8.00%	$10,412	10.00%
Tier 1 Capital to Risk Weighted Assets	16,797	16.13%	4,165	4.00%	6,248	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,797	12.88%	5,216	4.00%	6,521	5.00%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Restrictions on dividends, loans or advances

The Company’s ability to pay cash dividends is dependent on the Bank’s ability to pay dividends to the Company.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  Regulatory approval is required to pay cash dividends in excess of the Bank’s net earnings retained in the current year plus retained net earnings for the preceding two years.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company.  On October 23, 2008, the Bank declared a dividend of $403,000 payable to the Company.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations.  Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis. During the years ended December 31, 2008 and 2007, no loans or advances were made to the Company by the Bank.

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

Changes in loans outstanding to such related parties during 2008 and 2007 are as follows:

	2008	2007

Balance, at beginning of year	$670,057	$1,759,576
Additional loans	1,461,828	2,294,936
Repayments	(1,129,369)	(2,387,338)
Other	(203,942)	(997,117)
Balance,end of year	$798,574	$670,057

Other related party loan transactions represent loans to related parties who either became related parties, or ceased being related parties, during the year.

Related party deposits aggregated approximately $4,336,900 and $3,407,200 as of December 31, 2008 and 2007, respectively.

Included in professional services for the year ended December 31, 2008 and 2007 was approximately $102,000 and $51,000, respectively, in consulting fees paid to the former Chairman, as well as $130,700 and $500, respectively, in legal fees incurred for services provided by law firms, principals of which were directors of the  Company.  During 2008 and 2007, the Company paid approximately $5,900 and $3,500, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Rental income and expense reimbursements of approximately $7,800 and $17,700 were received in 2008 and 2007, respectively, from a tenant, the principal of which is related to the Company’s Chairman.

Note 17.                      Fair Value and Interest Rate Risk

Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy described in Note 1.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS No. 107, “Disclosures About Fair Values of Financial Instruments” (“SFAS No. 107”), is set forth below.

Cash and due from banks, Federal funds sold, short-term investments, interest bearing certificates of deposit,  accrued interest receivable, Federal Home Loan Bank stock, accrued interest payable and repurchase agreements

The carrying amount is a reasonable estimate of fair value. The Company does not record these assets at fair value on a recurring basis.

Available for Sale Securities

These financial instruments are recorded at fair value in the financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include government agency and sponsored agency bonds and mortgage-backed securities.  Level 3 securities are securities for which significant unobservable inputs are utilized.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Loans held for sale

The fair value is based on prevailing market prices.  The Company records these assets at fair value on a recurring basis.

Loans receivable

For variable rate loans which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios.  The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated year end market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

Servicing assets

The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The Company records these assets at fair value on a recurring basis.

Interest only strips

The fair value is based on a valuation model that calculates the present value of estimated future cash flows.  The Company records these assets at fair value on a recurring basis.

Deposits

The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date.  The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities on such deposits.  The Company does not record deposits at fair value on a recurring basis.

Off-balance-sheet instruments

Fair values for the Company’s off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The Company does not record its off-balance-sheet instruments at fair value on a recurring basis.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)

Available for sale securities	$5,130,005	$-	$5,130,005	$-

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)

Financial assets held at fair value
Impaired loans (1)	$2,248,920	$-	$-	$2,248,920

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value.
Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis.  The Company may measure the fair value of the following on a nonrecurring basis: (1) long-lived assets; and (2) other real estate owned.

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  SFAS No. 107 excludes certain financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The estimated fair value amounts for 2008 and 2007 have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities.  Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007, in thousands:

	2008		2007
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$5,267,439	$5,267,439	$3,891,258	$3,891,258
Federal funds sold	-	-	21,100,000	21,100,000
Short-term investments	8,637,450	8,637,450	8,355,686	8,355,686
Interest bearing certificates of deposit	1,642,612	1,642,612	-	-
Available for sale securities	5,130,005	5,130,005	5,265,679	5,265,679
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	89,241,432	91,679,000	85,995,128	86,861,000
Loans held for sale	-	-	354,606	354,606
Accrued interest receivable	411,729	411,729	533,690	533,690
Servicing rights	26,302	32,077	53,613	66,842
Interest only strips	34,643	37,887	63,470	80,004

Financial Liabilities:
Noninterest-bearing deposits	28,214,381	28,214,381	27,798,388	27,798,388
Interest bearing checking accounts	5,685,490	5,685,490	5,792,493	5,792,493
Money market deposits	26,578,024	26,578,024	40,721,374	40,721,374
Savings deposits	1,492,378	1,492,378	1,654,000	1,654,000
Time certificates of deposits	31,999,751	32,371,000	31,456,137	31,919,000
Repurchase agreements	214,391	214,391	544,341	544,341
Accrued interest payable	152,052	152,052	182,909	182,909

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2008 and 2007.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, members who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and shares and by investing in securities with terms that mitigate the Company’s overall interest rate risk

Note 18.                      Assets and Liabilities Held for Sale

During 2007, the Company entered into an agreement for the sale of the majority of the assets and liabilities of its branch located in New London, Connecticut to another bank, and the sale was completed as of the close of business February 29, 2008.  As a result, at December 31, 2007, certain loans, premises and equipment and deposits aggregating approximately $6,847,000, $656,000 and $9,900,000, respectively, are classified as held for sale and are identified on the face of the balance sheet in their respective categories as being  part of “branch disposed of”.  The Company realized a gain of $874,912 in 2008 from the disposition of these assets and liabilities.

In June 2005, the Company purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company with respect to the sale of the property, and the property is classified as other assets held for sale as of December 31, 2008 and 2007.