Form 10-Q
period 2009-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2009-05-14
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 113 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number: 0-49784

Southern Connecticut Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Connecticut	06-1609692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Church Street, New Haven, Connecticut (Address of principal executive offices)	06510 (Zip Code)

(203) 782-1100
(Registrant’s telephone number, including area code)

Not Applicable
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common Stock, $.01 par value per share	2,688,152 shares

Table of Contents
Part I – Financial Information

Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

ASSETS	2009	2008
Cash and due from banks	$3,951,899	$5,267,439
Short-term investments	12,664,896	8,637,450
Cash and cash equivalents	16,616,795	13,904,889

Interest bearing certificates of deposit	1,550,580	1,642,612
Available for sale securities (at fair value)	3,619,032	5,130,005
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	89,943,793	90,424,801
Allowance for loan losses	(3,329,681)	(1,183,369)
Loans receivable, net	86,614,112	89,241,432
Accrued interest receivable	453,924	411,729
Premises and equipment	2,682,047	2,754,153
Other assets held for sale	368,730	374,920
Other assets	1,393,953	1,390,722
Total assets	$113,365,273	$114,916,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	2009	2008
Deposits
Noninterest bearing deposits	$20,930,787	$28,214,381
Interest bearing deposits	73,540,969	65,755,643
Total deposits	94,471,756	93,970,024

Repurchase agreements	414,732	214,391
Capital lease obligations	1,179,575	1,180,938
Accrued expenses and other liabilities	1,081,126	1,010,255
Total liabilities	97,147,189	96,375,608

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2009 2,688,152; 2008 2,688,152	26,882	26,882
Additional paid-in capital	22,523,848	22,521,164
Accumulated deficit	(6,342,978)	(4,035,302)
Accumulated other comprehensive income - net unrealized gain
on available for sale securities	10,332	28,210
Total shareholders' equity	16,218,084	18,540,954

Total liabilities and shareholders' equity	$113,365,273	$114,916,562

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008

	2009	2008

Interest Income:
Interest and fees on loans	$1,457,690	$1,754,490
Interest on securities	59,394	39,367
Interest on Federal funds sold and short-term and other investments	47,684	199,662
Total interest income	1,564,768	1,993,519

Interest Expense:
Interest expense on deposits	448,372	644,572
Interest expense on capital lease obligations	43,985	44,036
Interest expense on repurchase agreements and other borrowings	1,664	2,059
Total interest expense	494,021	690,667

Net interest income	1,070,747	1,302,852

Provision for Loan Losses	2,146,130	9,760
Net interest (loss) income after
provision for loan losses	(1,075,383)	1,293,092

Noninterest Income:
Service charges and fees	144,695	175,738
Gain from sale of branch	-	777,813
Other noninterest income	18,730	29,558
Total noninterest income	163,425	983,109

Noninterest Expenses:
Salaries and benefits	775,488	1,271,826
Occupancy and equipment	182,378	191,293
Professional services	135,886	110,944
Data processing and other outside services	101,055	106,124
Advertising and promotional expenses	10,651	13,262
FDIC Insurance	46,323	29,989
Other operating expenses	143,937	216,373
Total noninterest expenses	1,395,718	1,939,811

Net (loss) income	$(2,307,676)	$336,390

Basic (Loss) Income per Share	$(0.86)	$0.11
Diluted (Loss) Income per Share	$(0.86)	$0.11

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2009 and 2008

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total

Balance, December 31, 2007	2,969,714	$29,697	$24,263,531	$(4,169,051)	$(39,694)	$20,084,483

Comprehensive income:
Net income	-	-	-	336,390	-	336,390
Unrealized holding gain on available for
sale securities	-	-	-	-	41,122	41,122
Total comprehensive income						377,512

Restricted stock compensation			18,053	-	-	18,053
Stock option compensation			10,554	-	-	10,554
Stock repurchase	(21,600)	(216)	(153,492)	-	-	(153,708)

Balance, March 31, 2008	2,948,114	$29,481	$24,138,646	$(3,832,661)	$1,428	$20,336,894

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

Comprehensive income:
Net loss	-	-	-	(2,307,676)	-	(2,307,676)
Unrealized holding loss on available for
sale securities, net of income taxes	-	-	-	-	(17,878)	(17,878)
Total comprehensive loss						(2,325,554)

Restricted stock compensation	-	-	14,340	-	-	14,340
Stock option compensation	-	-	(11,656)	-	-	(11,656)

Balance, March 31, 2009	2,688,152	$26,882	$22,523,848	$(6,342,978)	$10,332	$16,218,084

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008

	2009	2008
Cash Flows From Operations
Net (loss) income	$(2,307,676)	$336,390
Adjustments to reconcile net (loss) income to net cash(used in) provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(314)	5,152
Provision for loan losses	2,146,130	9,760
Gain on sale of branch	-	(777,813)
Share based compensation	2,684	28,607
Loans originated for sale, net of principal payments received	-	(74,825)
Depreciation and amortization	73,334	86,438
Increase in cash surrender of life insurance	(10,860)	(11,046)
Write-down of other assets held for sale	6,190	-
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(23,177)	15,649
(Increase) decrease in accrued interest receivable	(42,195)	99,043
Decrease (increase) in other assets	7,629	(71,967)
Increase in accrued expenses and other liabilities	64,279	482,887
Net cash (used in) provided by operating activities	(83,976)	128,275

Cash Flows From Investing Activities
Proceeds from matured interest bearing certificates of deposit	92,032	-
Purchases of available for sale securities	-	(2,000,000)
Principal repayments on available for sale securities	1	-
Proceeds from maturities / calls of available for sale securities	1,500,000	2,200,000
Net payments on sale of branch	-	(592,620)
Net decrease in loans receivable	504,367	1,208,669
Purchases of premises and equipment	(1,228)	(13,666)
Net cash provided by investing activities	2,095,172	802,383

Cash Flows From Financing Activities
Net decrease in demand, savings and money market deposits	(7,845,756)	(3,950,954)
Net increase (decrease) in certificates of deposit	8,347,488	(4,101,290)
Net increase (decrease) in repurchase agreements	200,341	(367,169)
Principal repayments on capital lease obligations	(1,363)	(1,226)
Stock repurchased	-	(153,708)
Net cash provided by (used in) financing activities	700,710	(8,574,347)

Net increase (decrease) in cash and cash equivalents	2,711,906	(7,643,689)
Cash and cash equivalents
Beginning	13,904,889	33,346,944

Ending	$16,616,795	$25,703,255
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Three Months Ended March 31, 2009 and 2008

	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$475,997	$711,484

Income taxes	$750	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Premises and equipment	$-	$644,723

Loans receivable	$-	$7,248,744

Deposits	$-	$9,263,900

Unrealized holding (losses) gains on available for sale securities arising
during the period	$(11,286)	$41,122

See Notes to Consolidated Financial Statements

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.	Nature of Operations

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank and a mortgage broker serving primarily New Haven County (the “Greater New Haven Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital Inc., operating under the name “Evergreen Financial Services (“Evergreen”)”, which is licensed by the State of Connecticut Department of Banking to operate a mortage brokerage business and also operates from the Company’s headquarters in New Haven, Connecticut. The Company and its subsidiaries focus on meeting the financial services needs of consumers and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven market.

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

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2008, filed with the Securities and Exchange Commission on Form 10-K on March 27, 2009.

Note 3.           Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2009	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency Obligations	$3,496,745	$14,885	$-	$3,511,630

Mortgage Backed Securities	105,363	2,039	-	107,402
	$3,602,108	$16,924	$-	$3,619,032

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency Obligations	$4,996,409	$28,552	$-	$5,024,961

Mortgage Backed Securities	105,386	-	(342)	105,044
	$5,101,795	$28,552	$(342)	$5,130,005

Note 4.           Loans Receivable

A summary of the Company's loan portfolio at March 31, 2009 and December 31, 2008 is as follows:

	2009	2008

Commercial loans secured by real estate	$48,634,208	$45,462,172
Commercial loans	36,483,688	37,625,274
Construction and land loans	4,071,493	6,500,111
Consumer home equity loans	391,535	383,682
Consumer installment loans	438,286	552,156
Total loans	90,019,210	90,523,395
Net deferred loan fees	(75,417)	(98,594)
Allowance for loan losses	(3,329,681)	(1,183,369)
Loans receivable, net	$86,614,112	$89,241,432

The following represents the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision for loan losses	2,146,130	9,760
Recoveries of loans previously charged-off	182	264
Loans charged-off	-	(2,371)
Balance at end of period	$3,329,681	$1,264,618

At March 31, 2009 and December 31, 2008, the unpaid principal balances of loans placed on nonaccrual status were $3,014,527 and $881,948, respectively. There were no loans considered “troubled debt restructurings” at March 31, 2009 or December 31, 2008. Accruing loans contractually past due 90 days or more were $348,219 and $388,443 at March 31, 2009 and December 31, 2008, respectively.

The following information relates to impaired loans as of March 31, 2009 and December 31, 2008:

	2009	2008
Impaired loans for which there is a specific allowance	$5,274,036	$538,727

Impaired loans for which there is no specific allowance	$2,264,267	$1,957,926

Allowance for loan losses related to impaired loans	$2,237,741	$162,571

Average recorded investment in impaired loans	$3,753,536	$1,978,734

Note 5.                      Deposits

At March 31, 2009 and December 31, 2008, deposits consisted of the following:

	2009	2008
Noninterest bearing	$20,930,787	$28,214,381

Interest bearing:
Checking	4,022,234	5,685,490
Money Market	27,525,334	26,578,024
Savings	1,646,162	1,492,378
Time certificates, less than $100,000 (1)	22,589,915	18,066,157
Time certificates, $100,000 or more (2)	17,757,324	13,933,594
Total interest bearing	73,540,969	65,755,643

Total deposits	$94,471,756	$93,970,024

(1) Included in time certificates of deposit, less than $100,000 at March 31, 2009 and December 31, 2008 were brokered deposits totaling $3,789,826 and $2,252,167 respectively.

(2) Included in time certificates of deposit, $100,000 or more at March 31, 2009 and December 31, 2008 were brokered deposits totaling $4,426,971 and $1,948,969 respectively.

Brokered deposits at March 31, 2009 and December 31, 2008 represented:
Bank customer time certificates of deposit placed	2009	2008
through CDARS to ensure FDIC coverage	$1,710,084	$2,201,901
Time certificates of deposit purchased by the
Bank through CDARS	6,506,713	1,999,235
Total brokered deposits	$8,216,797	$4,201,136

Note 6.                      Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At March 31, 2009, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at March 31, 2009.

The Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities.  No ready market exists for FHLB stock and it has no quoted fair value.  For disclosure purposes, such stock is assumed to have a fair value which is equal to cost based upon the redemption provisions of the FHLB.

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

The following is information about the computation of income (loss) per share for the three months ended March 31, 2009 and 2008:

	2009
		Weighted
	Net	Average	Amount
	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(2,307,676)	2,688,152	$(0.86)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(2,307,676)	2,688,152	$(0.86)

For the period ended March 31, 2009, no common stock equivalents have been included in the computation of net loss per share because the inclusion of such equivalents is anti-dilutive.

	2008
		Weighted
	Net	Average	Amount
	Income	Shares	Per Share
Basic Income Per Share
Income available to common shareholders	$336,390	2,966,493	$0.11
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	1,024	-
Diluted Income Per Share
Income available to common
shareholders plus assumed conversions	$336,390	2,967,517	$0.11

Note 9.                      Other Comprehensive Income

Other comprehensive income, which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Three Months Ended March 31, 2009
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during
period	$(11,286)	$(6,592)	$(17,878)

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding losses on available for sale
securities, net of taxes	$(11,286)	$(6,592)	$(17,878)

	Three Months Ended March 31, 2008
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during
period	$41,122	$-	$41,122

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities, net of taxes	$41,122	$-	$41,122

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

	March 31,	December 31,
	2009	2008
Commitments to extend credit
Future loan commitments	$21,077,500	$16,398,484
Unused lines of credit	21,736,551	23,157,442
Financial standby letters of credit	3,438,338	3,570,308
Undisbursed construction loans	237,000	237,000
	$46,489,389	$43,363,234

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at March 31, 2009 and December 31, 2008 was not significant.

Note 11.                      Fair Value

              In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral as a result of Staff Position 157-2, which the Company adopted effective January 1, 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy described as follows:

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

Available-for-Sale Securities

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

Other Assets Held for Sale

Other assets held for sale represents real estate that is not intended for use in operations, and is carried at fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset as nonrecurring Level 3.

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$3,619,032	$-	$3,619,032	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses During the Period (2)

Impaired loans (1)	$5,165,459	$-	$-	$5,165,459	$2,076,671

(1)   Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

(2) Losses represent changes in specific reserves on collateral-dependent impaired loans for the quarter ended March 31, 2009.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other assets held for sale	$368,730	$-	$368,730	$-

Note 13.                      Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  Prior to August 1, 2008, the Company did not have mortgage brokerage operations, and the Holding Company’s activities were solely related to the Bank’s operations. Therefore, prior to the period ended September 30, 2008, the Company had only one operating segment, Community Banking. The following represents the operating results and total assets for the segments of the Company as of and for the three months March 31, 2009. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Three Months Ended March 31, 2009
	Community	Mortgage	Holding	Eliminations	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,059,771	$7,557	$3,419	$-	$1,070,747

Provision for loan losses	2,146,130	-	-	-	2,146,130

Net interest income (loss) after provision for loan losses	(1,086,359)	7,557	3,419	-	(1,075,383)

Noninterest income (loss)	166,977	(3,552)	-	-	163,425

Noninterest expense	1,284,821	48,960	61,937	-	1,395,718

Net (loss)	(2,204,203)	(44,955)	(58,518)	-	(2,307,676)

Goodwill	-	238,440	-	-	238,440

Total assets as of March 31, 2009	111,726,050	355,751	16,280,866	(14,997,394)	113,365,273

Note 14.                      Commitments and Contingencies

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

Note 15.                      Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (Statement 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also establishes fair value hierarachy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued Staff Position 157-2 which deferred the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral as a result of Staff Position 157-2, which the Company adopted effective January 1, 2009. See Note 11 for additional information regarding fair value.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP 157-4).  This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2, and FSP No. FAS 107-1 and APB 28-1.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP 115-2 and 124-2).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 157-4.

FSP 157-4, FSP 115-2 and 124-2, and FSP 107-1 and APB 28-1 will be adopted by the Company effective for interim reporting and annual reporting for the quarter ending June 30, 2009. The adoption of the provisions listed above will not have an impact on the Company’s financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months March 31, 2009 and 2008, along with the audited financial statements as of and for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

Summary

As of March 31, 2009, the Company had $113.4 million of total assets, $89.9 million of gross loans receivable, and $94.5 million of total deposits.  Total equity capital at March 31, 2009 was $16.2 million, and the Company’s Tier I Leverage Capital Ratio was 14.01%.

The Company had a net loss for the quarter ended March 31, 2009 of $2,308,000 (or basic and diluted loss per share of $0.86), compared to net income of $336,000 (or basic and diluted income per share of $0.11) for the first quarter of 2008.  The loss sustained by the Company was largely attributable to a provision for loan losses of $2,146,000 for the three months ended March 31, 2009 compared to $10,000 for the three months ended March 31, 2008. The significant increase in the provision for loan losses during the first quarter of 2009 is related to a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first quarter of 2009, compared to the first quarter of 2008, were influenced by the following factors:

•	Net interest income decreased due to lower average earning assets and lower interest rates;
•
Noninterest income decreased because noninterest income for the first quarter of 2008 included the gain on the sale of the New London branch that was recorded in February 2008; and because of a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank;

•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for the first quarter of 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank; and

•
Other operating expenses decreased due to expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts, as well as expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement.

Critical Accounting Policy

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has reviewed this critical accounting policy and estimate with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

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

Based upon this evaluation, management believes the allowance for loan losses of $3,329,681 or 3.70% of gross loans receivable at March 31, 2009 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2008, the allowance for loan losses was $1,183,369 or 1.31% of gross loans receivable.  The increase in the allowance is attributable to a $2,075,170 increase in the specific component of the allowance and a $71,142 increase in the general component of the allowance. The increase in the specific component is due to an increase in specific reserves totaling $2,043,823 for nine loans identified as impaired during the three months ended March 31, 2009, and $31,347 for loans that were impaired at both March 31, 2009 and December 31, 2008. The increase in the general component of the reserve is primarily due to an increase in the reserve factors for the general portion of the allowance, partially offset by the reclassification of ten loans to impaired loans. Based on prevailing nationwide economic conditions and forecasts, management and the Board of Directors also determined to increase the reserve factors for the Company’s general reserve component of the allowance.

The accrual of interest income on loans is discontinued whenever reasonable doubt exists as to collectability and generally is discontinued when loans are past due 90 days as to either principal or interest, or are otherwise considered impaired.  When the accrual of interest income is discontinued, all previously accrued and uncollected interest is reversed against interest income.  The accrual of interest on loans past due 90 days or more may be continued if the loan is well secured, it is believed all principal and accrued interest income due on the loan will be realized, and the loan is in the process of collection.  A non-accrual loan is restored to an accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt.

Management considers all non-accrual loans, other loans past due 90 days or more based on contractual terms, and restructured loans to be impaired.  Loans for which payments are past due, but not more than 90 days past due, are not considered to be impaired unless management determines that full collection of principal and interest is doubtful.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (Statement 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also establishes fair value hierarachy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued Staff Position 157-2 which deferred the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral as a result of Staff Position 157-2, which the Company adopted effective January 1, 2009. See Note 11 for additional information regarding fair value.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP 157-4).  This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 107-1 and APB 28-1.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP 115-2 and 124-2).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 157-4 and FSP No. FAS 107-1 and APB 28-1.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if this FSP is adopted at the same time as FSP No. FAS 115-2 and FAS 124-2 and FSP No. FAS 157-4.

FSP 157-4, FSP 115-2 and 124-2, and FSP 107-1 and APB 28-1 will be adopted by the Company effective for interim reporting and annual reporting for the quarter ending June 30, 2009. The adoption of the provisions listed above will not have an impact on the Company’s financial statements.

Comparison of Financial Condition as of March 31, 2009 versus December 31, 2008

General
The Company’s total assets were $113.4 million at March 31, 2009, a decrease of $1.5 million from December 31, 2008.  Net loans receivable decreased to $86.6 million from $89.2 million, and total deposits increased to $94.5 million from $94.0 million as of March 31, 2009 and December 31, 2008, respectively.

Investments
Available for sale securities totaled $3.6 million as of March 31, 2009, a decrease of $1.5 million from a balance of $5.1 million as of December 31, 2008. The decrease was attributable to two securities that were called during March 2009. The available for sale securities portfolio is invested in U.S. government sponsored agency obligations and sponsored agency issued mortgage backed securities.

Loans
The Company’s net loan portfolio was $86.6 million at March 31, 2009 versus $89.2 million at December 31, 2008, a decrease of $2.6 million.  The decrease in the loan portfolio for the quarter was due to a $2.1 million increase in the allowance for loan losses and a $500,000 decrease in outstanding loans, as payments on existing loans exceeded new loan volume.  Management believes that loan growth will increase during 2009 as the Bank’s branch system deposit base grows and additional lending capacity is developed.  The Bank’s loans have been made to borrowers primarily in the New Haven market area. The Bank currently has a large number of loans pending closing and  if these loans are closed, the ratio of loans receivable to deposits is expected to increase.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision for loan losses	2,146,130	9,760
Recoveries of loans previously charged-off	182	264
Loans charged-off	-	(2,371)
Balance at end of period	$3,329,681	$1,264,618

Non-Accrual, Past Due and Restructured Loans

	March 31,	December 31,
	2009	2008
Non-accrual loans	$3,014,527	$881,948

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$-	$195,822
Matured loans pending renewal and still accruing	348,219	188,620
Total	$348,219	$384,442

Potential Problem Loans
At March 31, 2009, the Bank had loans totaling $4.4 million, which were not disclosed in the table above, and were not on non-accrual status, but were deemed to be impaired pursuant to Statement of Financial Accounting Standards No. 114.  The loans were current with respect to principal and interest. Management of the Company has reviewed the collateral for the loans and considers the current specific reserves, if any, on the loans to be adequate to cover potential losses related to the relationships.

Deposits
Total deposits were $94.5 million at March 31, 2009, an increase of $0.5 million (0.5%) in comparison to total deposits at December 31, 2008 of $94.0 million.  Non-interest bearing deposits were $20.9 million at March 31, 2009, a decrease of $7.3 million (26%) from $28.2 million at December 31, 2008. The balance of interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings deposits decreased $0.6 million, or 2%, to $33.2 million at March 31, 2009 from $33.8 million at December 31, 2008.  Time deposits increased to $40.3 million at March 31, 2009 from $32.0 million at December 31, 2008, an $8.3 million (26%) increase.  Included in time deposits is the Company’s placement of $1.7 million in customer deposits and purchase of $6.5 million in brokered certificates of deposit through the CDARS program which offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.  As of March 31, 2009, core deposits represented 57.3% of total deposits compared to 66% at December 31, 2008. The decrease in core deposits as a percentage of total deposits is due to seasonal fluctuations in deposit levels as well as the effect of reduced economic activity in general, on the Bank’s customers businesses.

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

Other
Repurchase agreement balances totaled $414,732 at March 31, 2009 as compared to $214,391 at December 31, 2008.  The increase is due to normal customer activity.

Results of Operations – Comparison of Results for the three months ended March 31, 2009 and 2008

General
The Company had a net loss for the quarter ended March 31, 2009 of $2,307,676 (or basic and diluted loss per share of $0.86), compared to net income of $336,390 (or basic and diluted income per share of $0.11) for the first quarter of 2008. The loss sustained by the Company was largely attributable to a provision for loan losses of $2,146,130 for the three months ended March 31, 2009 compared to $9,760 for the three months ended March 31, 2008. The significant increase in the provision for loan losses during the first quarter of 2009 is related to a group of ten impaired loans that have been severely impacted by prevailing economic conditions, previously discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first quarter 2009, compared to the three months ended March 31, 2008, were influenced by the following factors:

•	Net interest income decreased due to lower average earning assets and lower interest rates;
•
Noninterest income decreased because noninterest income for the first quarter of 2008 included the gain on the sale of the New London branch that was recorded in February 2008; and because of a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank;

•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for the first quarter of 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank; and

•
Other operating expenses decreased due to expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts, as well as expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement.

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

The Federal Open Market Committee (“FOMC”) short-term interest rates (which result in a corresponding reduction in the prime lending rate) were 3.25% and 5.25% as of March 31, 2009 and 2008, respectively. Decreases in short-term rates tend to compress the Company’s net interest spread and net interest margin. During periods of declining interest rates, the interest expense related to sources of funds is not reduced commensurate with the reduction in interest earned on interest earning assets (which are most typically tied to the prime lending rate or other market indices).  This situation inherently compresses the spread during periods of declining interest rates.

For the three months ended March 31, 2009, net interest income was $1,070,747 versus $1,302,852 for the same period in 2008, a decrease of $232,105 or 17.8%.  This decrease was primarily the result of decreases in rates, partially offset by increases in volume, on both interest earning assets and interest bearing liabilities.

The Company’s average total interest earning assets decreased 6% for the three months ended March 31, 2009 to $106.4 million (a decrease of $6.5 million) from the Company’s average total interest earning assets of $112.9 million for the three months ended March 31, 2008. The net decrease in the average interest earning assets of $6.5 million was comprised of increases in average balance of loans of $4.1 million, increases in average balance of investments of $800,000, increases in average balance of short-term and other investments of $2.9 million, offset by decreases in average balance of federal funds sold of $14.3 million.

The yield on average interest earning assets for the three months ended March 31, 2009 was 5.97% versus 7.11% during the first quarter of 2008, a decrease of 114 basis points.  The decrease in the yield on average earning assets reflects the impact of reductions in the Federal Reserve rates, particularly in the prime lending rate, LIBOR and the Bank’s base lending rate; as well as an increase in non-performing assets and an increasingly competitive market to attract new loans.

The cost of average interest bearing liabilities was 2.83% for the three months ended March 31, 2009 versus 3.73% for the same period in 2008, a decrease of 90 basis points, which was primarily due to a general decrease in market interest rates.  Due to decreases in the average yields on earning assets, in excess of the decreases in rates on interest bearing liabilities, the interest spread decreased to 3.14% during the first quarter of 2009, a decrease of 24 basis points from the interest spread realized in the first quarter of 2008.  The net interest margin decreased to 4.08% for the three months ended March 31, 2009 from 4.64% for the comparable period in 2008, a decrease of 56 basis points that largely reflects the decreasing short-term yields on interest earning assets during the first quarter of 2008.

 The Company intends for the Bank to continue to emphasize lending to small to medium-sized businesses in its market area as its strategy to increase assets under management and to improve earnings.  The Bank will seek opportunities through marketing to increase its deposit base, with a primary objective of attracting core non-interest checking and related money market deposit accounts, in order to support its earning assets and by considering additional branch locations and new product and service offerings.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three months ended March 31, 2009 and 2008.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2009			2008

							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$89,799	$1,458	6.58%	$85,718	$1,755	8.23%	$(297)
Short-term and other investments	11,433	48	1.69%	8,489	80	3.79%	(32)
Investments	5,151	59	4.68%	4,390	39	3.57%	20
Federal funds sold	-	-	-	14,275	120	3.38%	(120)
Total interest earning assets	106,383	1,565	5.97%	112,872	1,994	7.11%	(429)

Cash and due from banks	4,149			4,955
Premises and equipment, net	2,727			3,354
Allowance for loan losses	(1,232)			(1,291)
Other	2,237			1,838
Total assets	$114,264			$121,728
Interest bearing liabilities
Time certificates	$35,690	300	3.41%	$29,673	354	4.80%	(54)
Savings deposits	1,478	5	1.37%	1,793	6	1.35%	(1)
Money market / checking deposits	32,054	144	1.82%	41,245	285	2.78%	(141)
Capital lease obligations	1,180	44	15.12%	1,186	44	14.92%	-
Repurchase agreements	450	1	1.50%	552	2	1.46%	(1)

Total interest bearing liabilities	70,852	494	2.83%	74,449	691	3.73%	(197)

Non-interest bearing deposits	23,942			25,796
Accrued expenses and other liabilities	1,016			1,151
Shareholder's equity	18,454			20,332
Total liabilities and equity	$114,264			$121,728
Net interest income		$1,071			$1,303		$(232)

Interest spread			3.14%			3.38%
Interest margin			4.08%			4.64%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended March 31, 2009 and 2008 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	March 31, 2009 vs 2008
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$77	$(374)	$(297)
Short-term and other investments	22	(54)	(32)
Investments	5	15	20
Federal funds sold	(120)	-	(120)
Total interest earning assets	(16)	(413)	(429)

Interest bearing liabilities
Time certificates	61	(115)	(54)
Savings deposits	(1)	-	(1)
Money market / checking deposits	(55)	(86)	(141)
Repurchase agreements	-	(1)	(1)
Total interest bearing liabilities	5	(202)	(197)
Net interest income	$(21)	$(211)	$(232)

Provision for Loan Losses
The Company’s provision for loan losses was $2,146,130 for the three months ended March 31, 2009 as compared to a provision for loan losses of $9,760 for the same period in 2008.  The significant increase in the provision for loan losses during the first quarter of 2009 is related to specific reserves established for a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail previously under Allowance for Loan Losses.

Noninterest Income
Total noninterest income was $163,425 for the three months ended March 31, 2009 versus $983,109 for the same period in 2008.  Noninterest income in 2008 included a $777,813 gain on the sale of the Bank’s New London branch.  Service charges and fees decreased $31,043 due to changes in business practices of customers of the Bank during the first quarter of 2009. Other non-interest income decreased to $18,730 in 2009 from $29,558 in 2008, principally due to decreases in rental income ($6,478) and other loan and SBA servicing related fees ($4,350).

Noninterest Expense
Total noninterest expense was $1,395,718 for the three months ended March 31, 2009 versus $1,939,811 for the same period in 2008, a decrease of $544,093 or 28%.

Salaries and benefits expense for the three months ended March 31, 2009 was $775,488 versus $1,271,826 for the same period in 2008.  Salaries and benefits expense decreased $496,338 or 39%, primarily because of expense savings related to reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009; and the inclusion in the first quarter of 2008 of expenses related to seperation payments made to the former Chief Executive Officer and President of the Bank.

Professional services for the three months ended March 31, 2009 increased by $24,942 or 22.5%.  The increase for the three months ended March 31, 2009 compared to the same period in 2008, is primarily attributable to increased accounting fees. FDIC insurance expense increased by $16,334 from $29,989 to $46,323 primarily due to increased assessment rates and deposit balances subject to assessment. The Temporary Liquidity Guarantee Program announcement by the FDIC on October 17, 2008 provided banks with the option to fully insure non-interest bearing transaction deposit accounts. The Bank elected to participate in the program, resulting in a 10 basis point annual rate surcharge applied to balances in such accounts over $250,000, beginning in 2009. The FDIC also announced plans to bolster FDIC funding, through a one time special assessment of 10 basis points based upon deposit balances on June 30, 2009.  As a result, this expense will continue to increase.

In addition, other operating expenses decreased by $72,436 to $143,937 for the three months ended March 31, 2009, compared to the same period in 2008, due to expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts, as well as expense savings related to the printing of the Company’s 2009 shareholders’ letter and proxy statement.

Off-Balance Sheet Arrangements

See Note 10 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of March 31, 2009 and December 31, 2008 consisted of liquid assets totaling $21.8 million and $20.7 million, respectively.  This represents 19.2% and 18.0% of total assets at March 31, 2009 and December 31, 2008, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

In addition to the foregoing sources of liquidity, the Bank maintains a relationship with the Federal Home Loan Bank of Boston and has the ability to pledge certain of the Bank’s assets as collateral for borrowings from that institution.  In addition, the Bank maintains relationships with several brokers of certificates of deposits and could utilize the services of these brokers if the Bank desires additional liquidity to meet its needs.

Capital

The Company’s and Bank’s actual amounts and ratios at March 31, 2009 and December 31, 2008 were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
(dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

The Company:

Total Capital to Risk Weighted Assets	$17,347	16.04%	$8,652	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	15,970	14.77%	4,325	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,970	14.01%	4,560	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$15,908	14.93%	$8,525	8.00%	$10,657	10.00%
Tier 1 Capital to Risk Weighted Assets	14,551	13.65%	4,263	4.00%	6,394	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,551	12.92%	4,503	4.00%	5,629	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company:

Total Capital to Risk Weighted Assets	$19,696	18.46%	$8,537	8.00%	N/A	N/A
Tier 1 Capital to Risk Weighted Assets	18,275	17.13%	4,268	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	18,275	15.64%	4,673	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank:

Total Capital to Risk Weighted Assets	$17,938	17.09%	$8,396	8.00%	$10,495	10.00%
Tier 1 Capital to Risk Weighted Assets	16,755	15.96%	4,198	4.00%	6,297	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,755	14.55%	4,607	4.00%	5,759	5.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  Based on the above ratios, the Company is considered to be “well capitalized” under applicable regulations specified by the Federal Reserve.  The Bank is also considered to be “well capitalized” under other applicable regulations.  To be considered “well capitalized”, an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

Market Risk

Market risk is defined as the sensitivity of income to fluctuations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices.  Based upon the nature of the Company’s business, market risk is primarily limited to interest rate risk, defined as the impact of changing interest rates on current and future earnings.

The Company’s goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations.  The first priority is to structure and price the Company’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates.  In order to reach an acceptable interest rate spread, the Company must generate loans and seek acceptable investments to replace the lower yielding balances in Federal Funds sold and short-term investments.  The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet.  One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of the liabilities since a number of the interest bearing deposit products have no contractual maturity.  Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions.

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report on Form 10-Q may include forward-looking statements which reflect our current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than the Company to provide products and services which are impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) the concentration of the Company’s business in southern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) the lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business that was not historically permitted for the Company.  Other such factors may be described in other filings made by the Company with the Securities and Exchange Commission (the “Commission”).

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

Not required.

Item 4T.                         Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s President and Chief Operating Officer and its Chief Financial Officer as of the end of the period covered by this report, the Company’s President and Chief Operating Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its subsidiaries, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II
Other Information
Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not required.

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: May 14, 2009	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: May 14, 2009	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: May 14, 2009	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.	Description

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