Form 10-Q
period 2009-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2009-08-12
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Yes [X]No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                     Yes [   ]No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009
Common Stock, $.01 par value per share	2,689,902 shares

Table of Contents
Part I – Financial Information

Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

ASSETS	2009	2008
Cash and due from banks	$3,196,613	$5,267,439
Short-term investments	30,056,449	8,637,450
Cash and cash equivalents	33,253,062	13,904,889

Interest bearing certificates of deposit	1,550,816	1,642,612
Available for sale securities (at fair value)	3,256,491	5,130,005
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	96,908,867	90,424,801
Allowance for loan losses	(2,854,311)	(1,183,369)
Loans receivable, net	94,054,556	89,241,432
Accrued interest receivable	361,678	411,729
Premises and equipment	2,616,847	2,754,153
Other assets held for sale	368,730	374,920
Other assets	1,691,557	1,390,722
Total assets	$137,219,837	$114,916,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	2009	2008
Deposits
Noninterest bearing deposits	$24,968,091	$28,214,381
Interest bearing deposits	93,063,019	65,755,643
Total deposits	118,031,110	93,970,024

Repurchase agreements	1,008,365	214,391
Capital lease obligations	1,178,176	1,180,938
Accrued expenses and other liabilities	1,041,202	1,010,255
Total liabilities	121,258,853	96,375,608

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2009 2,689,902; 2008 2,688,152	26,899	26,882
Additional paid-in capital	22,534,282	22,521,164
Accumulated deficit	(6,600,199)	(4,035,302)
Accumulated other comprehensive income - net unrealized gain
on available for sale securities	2	28,210
Total shareholders' equity	15,960,984	18,540,954

Total liabilities and shareholders' equity	$137,219,837	$114,916,562

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest Income:
Interest and fees on loans	$1,421,816	$1,518,632	$2,879,508	$3,273,123
Interest on securities	29,164	36,922	88,559	76,288
Interest on Federal funds sold and short-term and other investments	56,931	103,500	104,615	303,162
Total interest income	1,507,911	1,659,054	3,072,682	3,652,573

Interest Expense:
Interest expense on deposits	533,996	472,863	982,371	1,117,437
Interest expense on capital lease obligations	44,188	44,044	88,173	88,080
Interest expense on repurchase agreements and other borrowings	2,477	2,088	4,141	4,148
Total interest expense	580,661	518,995	1,074,685	1,209,665

Net interest income	927,250	1,140,059	1,997,997	2,442,908

(Credit) provision for loan losses	(65,414)	(113,503)	2,080,716	(103,743)
Net interest income (loss) after (credit)
provision for loan losses	992,664	1,253,562	(82,719)	2,546,651

Noninterest Income:
Service charges and fees	129,184	90,373	273,878	266,111
Gain from sale of branch	-	46,431	-	824,244
Other noninterest income	26,779	140,202	45,509	169,761
Total noninterest income	155,963	277,006	319,387	1,260,116

Noninterest Expenses:
Salaries and benefits	764,820	850,173	1,540,310	2,121,998
Occupancy and equipment	159,312	165,651	341,690	356,947
Professional services	136,523	137,816	272,407	248,759
Data processing and other outside services	99,426	98,278	200,482	204,402
Advertising and promotional expenses	1,172	18,595	11,823	31,857
FDIC Insurance	96,186	13,374	142,509	43,363
Other operating expenses	148,409	173,400	292,344	389,770
Total noninterest expenses	1,405,848	1,457,287	2,801,565	3,397,096

Net (loss) income	$(257,221)	$73,281	$(2,564,897)	$409,671

Basic (Loss) Income per Share	$(0.10)	$0.03	$(0.95)	$0.14
Diluted (Loss) Income per Share	$(0.10)	$0.02	$(0.95)	$0.14

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2009 and 2008

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total

Balance, December 31, 2007	2,969,714	$29,697	$24,263,531	$(4,169,051)	$(39,694)	$20,084,483

Comprehensive income:
Net income	-	-	-	409,671	-	409,671
Unrealized holding gain on available for
sale securities	-	-	-	-	14,776	14,776
Total comprehensive income						424,447

Restricted stock compensation			26,330	-	-	26,330
Stock option compensation			13,742	-	-	13,742
Stock repurchase	(97,186)	(972)	(682,580)	-	-	(683,552)

Balance, June 30, 2008	2,872,528	$28,725	$23,621,023	$(3,759,380)	$(24,918)	$19,865,450

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

Comprehensive income:
Net loss	-	-	-	(2,564,897)	-	(2,564,897)
Unrealized holding loss on available for
sale securities, net of income taxes	-	-	-	-	(28,208)	(28,208)
Total comprehensive loss						(2,593,105)

Restricted stock compensation	1,750	17	27,963	-	-	27,980
Stock option compensation	-	-	(14,845)	-	-	(14,845)

Balance, June 30, 2009	2,689,902	$26,899	$22,534,282	$(6,600,199)	$2	$15,960,984

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash Flows From Operations
Net (loss) income	$(2,564,897)	$409,671
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and accretion of premiums and discounts on investments, net	1,618	4,415
Provision (credit) for loan losses	2,080,716	(103,743)
Gain on sale of branch	-	(824,244)
Share based compensation	13,135	40,072
Loans originated for sale, net of principal payments received	-	(58,513)
Depreciation and amortization	145,967	163,130
Increase in cash surrender of life insurance	(21,720)	(22,092)
Write-down of other assets held for sale	6,190	-
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(18,101)	4,763
Decrease in accrued interest receivable	50,051	110,779
(Increase) decrease in other assets	(8,365)	3,518
Increase (decrease) in accrued expenses and other liabilities	30,947	(243,246)
Net cash used in operating activities	(284,459)	(515,490)

Cash Flows From Investing Activities
Proceeds from matured interest bearing certificates of deposit	91,796	-
Purchases of available for sale securities	(4,156,314)	(11,500,000)
Principal repayments on available for sale securities	2	2
Proceeds from maturities / calls of available for sale securities	6,000,000	10,200,000
Net payments on sale of branch	-	(546,189)
Net increase in loans receivable	(7,146,489)	(1,169,675)
Purchases of premises and equipment	(8,661)	(81,429)
Net cash used in investing activities	(5,219,666)	(3,097,291)

Cash Flows From Financing Activities
Net increase (decrease) in demand, savings and money market deposits	2,947,450	(5,341,130)
Net increase (decrease) in certificates of deposit	21,113,636	(3,337,271)
Net increase (decrease) in repurchase agreements	793,974	(464,813)
Principal repayments on capital lease obligations	(2,762)	(2,485)
Stock repurchased	-	(683,552)
Net cash provided by (used in) financing activities	24,852,298	(9,829,251)

Net increase (decrease) in cash and cash equivalents	19,348,173	(13,442,032)
Cash and cash equivalents
Beginning	13,904,889	33,346,944

Ending	$33,253,062	$19,904,912
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Six Months Ended June 30, 2009 and 2008

	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,034,602	$1,243,786

Income taxes	$750	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Premises and equipment	$-	$644,723

Loans receivable	$-	$7,248,744

Deposits	$-	$9,263,900

Transfer of loans held for sale to loans receivable	$-	$413,119

Transfer from loans receivable to Other Real Estate Owned	$270,750	$-

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

The Bank’s target commercial customer has between $1.0 million and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million.  The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients.  The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch” customer service.

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2008, filed with the Securities and Exchange Commission on Form 10-K on March 27, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standard (‘SFAS’) No. 165, Subsequent Events. This statement provides guidance on principles and requirements for subsequent events. The guidance sets forth: 1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Two types of subsequent events require consideration by management: (a) recognized subsequent events; and (b) non-recognized subsequent events. Recognized subsequent events consist of those events or transactions that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events consist of  those events that provide evidence with respect to conditions that did not exist at the date of the balance sheet, but arose subsequent to that date. This statement is effective for interim or annual financial periods after June 15, 2009. The Company has evaluated the subsequent events through August 12, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2009 and December 31, 2008 are as follows:

Available for Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency Obligations	$2,151,195	$65	$-	$2,151,260

U.S. Treasury Bills	999,951	-	(1)	999,950

Mortgage Backed Securities	105,341	-	(60)	105,281
	$3,256,487	$65	$(61)	$3,256,491

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

U.S. Government Sponsored Agency Obligations	$4,996,409	$28,552	$-	$5,024,961

Mortgage Backed Securities	105,386	-	(342)	105,044
	$5,101,795	$28,552	$(342)	$5,130,005

The amortized cost and fair value of available for sale debt securities at June 30,2009 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$999,951	$999,950
After 1 but within 5 years	-	-
After 5 but within 10 years	-	-
Over 10 years	2,151,195	2,151,260
Mortgage-backed securities	105,341	105,281
	$3,256,487	$3,256,491

Note 4.  Loans Receivable

A summary of the Company's loan portfolio at June 30, 2009 and December 31, 2008 is as follows:

	2009	2008

Commercial loans secured by real estate	$53,483,161	$45,462,172
Commercial loans	38,214,754	37,625,274
Construction and land loans	4,807,425	6,500,111
Consumer home equity loans	48,093	383,682
Consumer installment loans	435,927	552,156
Total loans	96,989,360	90,523,395
Net deferred loan fees	(80,493)	(98,594)
Allowance for loan losses	(2,854,311)	(1,183,369)
Loans receivable, net	$94,054,556	$89,241,432

The following represents the activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision (credit) for loan losses	2,080,716	(103,743)
Recoveries of loans previously charged-off	356	1,377
Loans charged-off	(410,130)	(10,109)
Balance at end of period	$2,854,311	$1,144,490

At June 30, 2009 and December 31, 2008, the unpaid principal balances of loans placed on nonaccrual status were $5,445,902 and $881,948, respectively. There were no loans considered “troubled debt restructurings” at June 30, 2009 or December 31, 2008. Accruing loans contractually past due 90 days or more were $701,953 and $384,443 at June 30, 2009 and December 31, 2008, respectively.

The following information relates to impaired loans as of June 30, 2009 and December 31, 2008:

	2009	2008
Impaired loans for which there is a specific allowance	$4,691,630	$538,727

Impaired loans for which there is no specific allowance	$1,838,485	$1,957,926

Allowance for loan losses related to impaired loans	$1,687,780	$162,571

Average recorded investment in impaired loans	$5,166,872	$1,978,934

Note 5.  Deposits

At June 30, 2009 and December 31, 2008, deposits consisted of the following:

	2009	2008
Noninterest bearing	$24,968,091	$28,214,381

Interest bearing:
Checking	7,098,109	5,685,490
Money Market	30,928,417	26,578,024
Savings	1,923,106	1,492,378
Time certificates, less than $100,000 (1)	32,671,801	18,066,157
Time certificates, $100,000 or more (2)	20,441,586	13,933,594
Total interest bearing	93,063,019	65,755,643

Total deposits	$118,031,110	$93,970,024

(1) Included in time certificates of deposit, less than $100,000, at June 30, 2009 and December 31, 2008 were brokered deposits totaling $13,214,485 and $5,731,302, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at June 30, 2009 and December 31, 2008 were brokered deposits totaling $2,888,844 and $2,740,969, respectively.

Brokered deposits at June 30, 2009 and December 31, 2008 represented:
	2009	2008
Bank customer time certificates of deposit	$8,893,251	$4,271,135
Bank customer time certificates of deposit placed
through CDARS to ensure FDIC coverage	1,564,953	2,201,901
Time certificates of deposit purchased by the
Bank through CDARS	5,645,125	1,999,235
Total brokered deposits	$16,103,329	$8,472,271

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At June 30, 2009, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at June 30, 2009.

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

Note 7.  Income (Loss) Per Share

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

The following is information about the computation of income (loss) per share for the three and six months ended June 30, 2009 and 2008:

Three Months Ended June 30,	2009			2008
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) Income available to common shareholders	$(257,221)	2,689,116	$(0.10)	$73,281	2,917,934	$0.03
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	16,569	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholders plus assumed conversions	$(257,221)	2,689,116	$(0.10)	$73,281	2,934,503	$0.02

Six Months Ended June 30,	2009			2008
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) Income available to common shareholders	$(2,564,897)	2,688,637	$(0.95)	$409,671	2,942,213	$0.14
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	16,638	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholders plus assumed conversions	$(2,564,897)	2,688,637	$(0.95)	$409,671	2,958,851	$0.14

For the three month and six month periods ended June 30, 2009, no common stock equivalents have been included in the computation of net loss per share because the inclusion of such equivalents is anti-dilutive.

Note  8.  Other Comprehensive Income

Under Statement of Financial Standards No. 130, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Six Months Ended June 30, 2009
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during
period	$(28,206)	$(2)	$(28,208)

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding losses on available for sale
securities, net of taxes	$(28,206)	$(2)	$(28,208)

	Six Months Ended June 30, 2008
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during
period	$14,776	$-	$14,776

Reclassification adjustment for amounts
recognized in net income	-	-	-

Unrealized holding gains on available for sale
securities, net of taxes	$14,776	$-	$14,776

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

	June 30,	December 31,
	2009	2008
Commitments to extend credit
Future loan commitments	$11,304,794	$16,398,484
Unused lines of credit	25,643,182	23,157,442
Financial standby letters of credit	3,518,338	3,570,308
Undisbursed construction loans	537,000	237,000
	$41,003,314	$43,363,234

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at June 30, 2009 and December 31, 2008 was not significant.

Note 10.  Fair Value

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

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value in accordance with FSP No. SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Values of Financial Instruments”, is set forth below.

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

Other Assets Held for Sale and Other Real Estate Owned

Other assets held for sale represents real estate that is not intended for use in operations and real estate acquired through foreclosure, and are recorded at fair value on a nonrecurring basis. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the asset as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the asset as Level 3.

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

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$3,256,491	$-	$3,256,491	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$5,130,005	$-	$5,130,005	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$4,708,538	$-	$-	$4,708,538

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$2,248,920	$-	$-	$2,248,920

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value.
Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$368,730	$-	$368,730	$-

Other Real Estate Owned	$270,750	$-	$270,750	$-

As of June 30, 2009 and December 31, 2008, the recorded book balances and fair values of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$3,196,613	$3,196,613	$5,267,439	$5,267,439
Short-term investments	30,056,449	30,056,449	8,637,450	8,637,450
Interest bearing certificates of deposit	1,550,816	1,550,816	1,642,612	1,642,612
Available for sale securities	3,256,491	3,256,491	5,130,005	5,130,005
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	94,054,556	95,593,000	89,241,432	91,679,000
Accrued interest receivable	361,678	361,678	411,729	411,729
Servicing rights	19,797	33,053	26,302	32,077
Interest only strips	25,612	39,493	34,643	37,887

Financial Liabilities:
Noninterest-bearing deposits	24,968,091	24,968,091	28,214,381	28,214,381
Interest bearing checking accounts	7,098,109	7,098,109	5,685,490	5,685,490
Money market deposits	30,928,417	30,928,417	26,578,024	26,578,024
Savings deposits	1,923,106	1,923,106	1,492,378	1,492,378
Time certificates of deposits	53,113,387	54,231,000	31,999,751	32,371,000
Repurchase agreements	1,008,365	1,008,365	214,391	214,391
Accrued interest payable	215,981	215,981	152,052	152,052

Note 11.  Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  Prior to August 1, 2008, the Company did not have mortgage brokerage operations, and the Holding Company’s activities were solely related to the Bank’s operations. Therefore, prior to the period ended September 30, 2008, the Company had only one operating segment, Community Banking. The following represents the operating results and total assets for the segments of the Company as of and for the three months and six months ended June 30, 2009. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Three Months Ended June 30, 2009
	Community	Mortgage	Holding	Eliminations	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$907,190	$18,301	$1,759	$-	$927,250

(Credit) provision for loan losses	(65,414)	-	-	-	(65,414)

Net interest income after (credit) provision for loan losses	972,604	18,301	1,759	-	992,664

Noninterest income (loss)	159,515	(3,552)	-	-	155,963

Noninterest expense	1,317,409	54,202	34,237	-	1,405,848

Net loss	(185,290)	(39,453)	(32,478)	-	(257,221)

Goodwill	-	238,440	-	-	238,440

Total assets as of June 30, 2009	135,689,994	357,394	15,979,888	(14,807,439)	137,219,837

Six Months Ended June 30, 2009
	Community	Mortgage	Holding	Eliminations	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,966,961	$25,858	$5,178	$-	$1,997,997

Provision for loan losses	2,080,716	-	-	-	2,080,716

Net interest (loss) income after provision for loan losses	(113,755)	25,858	5,178	-	(82,719)

Noninterest income loss	326,491	(7,104)	-	-	319,387

Noninterest expense	2,602,229	103,162	96,174	-	2,801,565

Net loss	(2,389,493)	(84,408)	(90,996)	-	(2,564,897)

Goodwill	-	238,440	-	-	238,440

Total assets as of June 30, 2009	135,689,994	357,394	15,979,888	(14,807,439)	137,219,837

Note 12.  Commitments and Contingencies

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

Note 13.  Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (Statement 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also establishes fair value hierarachy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued Staff Position 157-2 which deferred the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral as a result of Staff Position 157-2, which the Company adopted effective January 1, 2009. See Note 10 for additional information regarding fair value.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP 157-4).  This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of this new standard is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP 157-4 during the quarter ended June 30, 2009. The adoption of this standard did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP 115-2 and 124-2).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of this new standard is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP 115-2 and 124-2 during the quarter ended June 30, 2009. The adoption of this standard did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP 107-1 and APB 28-1 for the quarter ended June 30, 2009. See Note 10 for additional information regarding fair value.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (FASB 166).  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (FASB 168) to allow the FASB Codification to be the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the Securities and Exchange Commission.  The effective date of this standard is for interim and annual reporting periods ending after September 15, 2009.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months and six months ended June 30, 2009 and 2008, along with the audited financial statements as of and for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

Summary

As of June 30, 2009, the Company had $137.2 million of total assets, $96.9 million of gross loans receivable, and $118.0 million of total deposits.  Total equity capital at June 30, 2009 was $16.0 million, and the Company’s Tier I Leverage Capital Ratio was 12.28%.

The Company had a net loss for the quarter ended June 30, 2009 of $257,000 (or basic and diluted loss per share of $0.10), compared to net income of $73,000 (or basic and diluted income per share of $0.03 and $0.02, respectively) for the second quarter of 2008.

The Company’s operating results for the second quarter of 2009, compared to the same period of 2008, were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;

•  Noninterest income decreased because noninterest income for the second quarter of 2008 included recognition of a portion of the gain on the sale of the New London branch; and because of a decrease in loan fees attributable to a prepayment penalty received in 2008; these decreases were partially offset by an increase in service charges and fees resulting from changes in the business practices of customers of the Bank; and
•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff and elimination of certain employee benefits and bonuses in 2009; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as the accrual as of June 30, 2009, of a special one-time assessment.

The Company had a net loss of $2,565,000 (or basic and diluted loss per share of $0.95) for the six months ended June 30, 2009, compared to net income of $410,000 (or basic and diluted income per share of $0.14) for the six months ended June 30, 2008.

The Company’s operating loss for the six months ended June 30, 2009 was largely attributable to a provision for loan losses of $2,081,000 for the six months ended June 30, 2009 compared to a credit balance of $(104,000) for the same period in 2008. The significant increase in the provision for loan losses during the first six months of 2009 is related to a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first six months of 2009, compared to the same period of 2008, were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income for the first six months of 2008 included the gain on the sale of the New London branch that was primarily recorded in February 2008; and because of a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased due to lower salaries and benefits, because of reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as the accrual as of June 30, 2009, of a special one-time assessment.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,854,311 or 2.95% of gross loans receivable at June 30, 2009 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2008, the allowance for loan losses was $1,183,369 or 1.31% of gross loans receivable.

The increase in the allowance is attributable to a $1,525,209 increase in the specific component of the allowance and a $145,733 increase in the general component of the allowance. The increase in the specific component is due to an increase in specific reserves totaling $1,817,046 for nine loans identified as impaired during the six months ended June 30, 2009, and $118,293 for loans that were impaired at both June 30, 2009 and December 31, 2008, partially offset by $410,130 for loans charged off during the period. The increase in the general component of the reserve is primarily due to an increase in the reserve factors and increased loan volume, partially offset by the reclassification of ten loans to impaired loans.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (Statement 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 also establishes fair value hierarachy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued Staff Position 157-2 which deferred the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral as a result of Staff Position 157-2, which the Company adopted effective January 1, 2009. See Note 10 for additional information regarding fair value.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP 157-4).  This FSP addresses concerns that FASB Statement No. 157, Fair Value Measurements, emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of this new standard is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP 157-4 during the quarter ended June 30, 2009. The adoption of this standard did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP 115-2 and 124-2).  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of this new standard is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP 115-2 and 124-2 during the quarter ended June 30, 2009. The adoption of this standard did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new standard is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FSP 107-1 and APB 28-1 for the quarter ended June 30, 2009. See Note 10 for additional information regarding fair value.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (FASB 166).  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no

longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (FASB 168) to allow the FASB Codification to be the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the Securities and Exchange Commission.  The effective date of this standard is for interim and annual reporting periods ending after September 15, 2009.  The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Comparison of Financial Condition as of June 30, 2009 versus December 31, 2008

General
The Company’s total assets were $137.2 million at June 30, 2009, an increase of $22.3 million from December 31, 2008.  The increase in total assets was due primarily to growth in the Company’s short-term investments and growth in the Bank’s loan portfolio, which were funded from deposit growth. The short-term investments increased to $30.1 million from $8.6 million and net loans receivable increased to $94.1 million from $89.2 million as of June 30, 2009 and December 31, 2008, respectively.  Total deposits increased to $118.0 million as of June 30 2009 from $94.0 million as of December 31, 2008.

Investments
Available for sale securities, consisting of U.S. government sponsored agency obligations, sponsored agency issued mortgage-backed securities and obligations of the United States Treasury, were $3.3 million at June 30, 2009, compared to a balance of $5.1 million as of December 31, 2008. During the first six months of 2009, five securities with a value of $5.0 million at December 31, 2008 were called in advance of the scheduled maturity dates. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $1.8 million decrease in available for sale securities is in response to lower pledge requirements at June 30, 2009. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Lending related income is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The Company’s net loan portfolio was $94.1 million at June 30, 2009 versus $89.2 million at December 31, 2008, an increase of $4.9 million.  The increase in the loan portfolio for the six months ended June 30, 2009 was due to a $6.5 million increase in outstanding loans partially offset by a $1.6 million increase in the allowance for loan losses, explained in more detail under “Allowance for Loan Losses”.  Management believes that loan growth will continue during the second half of 2009. The Bank’s loans are made to borrowers primarily in the New Haven market area. The Company’s loan to total asset ratio is 68.5% and 77.7% and its loan to total deposit ratio is 79.7% and 95.0% at June 30, 2009 and December 31, 2008, respectively. The Bank currently has a large number of loans pending closing and if these loans are closed, the ratio of loans receivable to total assets and total deposits are expected to increase.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision (credit) for loan losses	2,080,716	(103,743)
Recoveries of loans previously charged-off	356	1,377
Loans charged-off	(410,130)	(10,109)
Balance at end of period	$2,854,311	$1,144,490

Non-Accrual, Past Due and Restructured Loans

	30-Jun	December 31,
	2009	2008
Non-accrual loans	$5,445,902	$881,948

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$365,769	$195,822
Matured loans pending renewal and still accruing	336,184	188,620
Total	$701,953	$384,442

Potential Problem Loans
At June 30, 2009, the Bank had loans totaling $1.1 million, which were not included in the non-accrual loans above, but were deemed to be impaired pursuant to Statement of Financial Accounting Standards No. 114.  The loans were current with respect to principal and interest. Management of the Company has reviewed the collateral for the loans and considers the current specific reserves, if any, on the loans to be adequate to cover potential losses related to the relationships.

Deposits
Total deposits were $118.0 million at June 30, 2009, an increase of $24.0 million (25.8%) in comparison to total deposits at December 31, 2008 of $94.0 million.  Non-interest bearing deposits were $25.0 million at June 30, 2009, a decrease of $3.2 million (11.5%) from $28.2 million at December 31, 2008. The balance of interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings deposits increased $6.2 million, or 18%, to $40.0 million at June 30, 2009 from $33.8 million at December 31, 2008.  Time deposits increased to $53.1 million at June 30, 2009 from $32.0 million at December 31, 2008, and $21.1 million (66.0%) increase.  Included in time deposits at June 30, 2009 is $16.1 million in brokered deposits, which includes the Company’s placement of $1.6 million in customer deposits and purchase of $5.6 million in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.  As of June 30, 2009, core deposits represented 55% of total deposits compared to 66% at December 31, 2008. The decrease in core deposits as a percentage of total deposits is due to seasonal fluctuations in deposit levels as well as the effect of reduced economic activity in general, on the Bank’s customer’s businesses.

The Bank maintains relationships with several deposit brokers and could continue to utilize the services of one or more of such brokers if management determines that issuing brokered certificates of deposit would be in the best interest of the Bank and the Company.

The Greater New Haven Market is highly competitive.  The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services.  The level of rates offered by the Bank reflects the high level of competition in our market.

Other
Repurchase agreement balances totaled $1,008,365 at June 30, 2009 as compared to $214,391 at December 31, 2008.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three and six months ended June 30, 2009 and 2008

General
The Company had a net loss for the quarter ended June 30, 2009 of $257,000 (or basic and diluted loss per share of $0.10), compared to net income of $73,000 (or basic and diluted income per share of $0.03 and $0.02, respectively) for the second quarter of 2008.

The Company’s operating results for the second quarter of 2009, compared to the same period of 2008, were influenced by the following factors:
•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income for the second quarter of 2008 included recognition of a portion of the gain on the sale of the New London branch; and because of a decrease in loan fees attributable to a prepayment penalty received in 2008; these decreases were partially offset by an increase in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff and elimination of certain employee benefits and bonuses in 2009; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as the accrual as of June 30, 2009, of a special one-time assessment.

The Company had a net loss of $2,565,000 (or basic and diluted loss per share of $0.95) for the six months ended June 30, 2009, compared to net income of $410,000 (or basic and diluted income per share of $0.14) for the six months ended June 30, 2008.

The Company’s operating loss for the six months ended June 30, 2009 was largely attributable to a provision for loan losses of $2,081,000 for the six months ended June 30, 2009 compared to a credit balance of $(104,000) for the same period in 2008. The significant increase in the provision for loan losses during the first six months of 2009 is related to a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first six months of 2009, compared to the same period of 2008, were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income for the first six months of 2008 included the gain on the sale of the New London branch that was primarily recorded in February 2008; and because of a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank; and

•  Noninterest expenses decreased due to lower salaries and benefits, because of reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as the accrual as of June 30, 2009, of a special one-time assessment.

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

The Federal Open Market Committee (“FOMC”) short-term interest rates were 3.25% and 5.00% as of June 30, 2009 and 2008, respectively. Decreases in short-term rates tend to compress the Company’s net interest spread and net interest margin. During periods of declining interest rates, the interest expense related to sources of funds is not reduced commensurate with the reduction in interest earned on interest earning assets (which are most typically tied to the prime lending rate or other market indices).  This situation inherently compresses the spread during periods of declining interest rates.

The Company’s interest earning assets averaged $121.9 million during the three months ended June 30, 2009 compared to $103.6 million for the same period in 2008, an increase of $18.3 million (or 18%). The net increase of $18.3 million in the average interest earning assets was comprised of increases in average balances of loans of $14.3 million and short-term and other investments of $17.0 million, which were partially offset by decreases in average balances of federal funds sold of $10.0 million and investments of $2.9 million.

The yield on average interest earning assets for the three months ended June 30, 2009 was 4.96% compared to 6.44% during the second quarter of 2008, a decrease of 148 basis points.  The decrease in the yield on average earning assets reflects the impact of reductions in the FOMC rates, particularly in the prime lending rate, LIBOR and the Bank’s base lending rate; as well as an increase in non-performing assets and an increasingly competitive market to attract new loans.

The combined effects of the 148 basis point decrease in yield on average interest earning assets and the $18.3 million increase in average interest earning assets resulted in the $151,143 decrease in interest income between the quarter ended June 30, 2009 and the quarter ended June 30 2008.

The Company’s interest bearing liabilities averaged $85.7 million during the three months ended June 30, 2009 compared to $65.9 million for the same period in 2008, an increase of $19.8 million (or 30%). The cost of average interest bearing liabilities decreased 45 basis points to 2.72% during the three months ended June 30, 2009 compared to 3.17% for the same period in 2008. The decrease was primarily due to a general decrease in market interest rates.

The combined effects of the $19.8 million increase in average interest bearing liabilities and the 45 basis point decrease in the cost of average interest bearing liabilities resulted in the $61,666 increase in interest expense between the between the quarter ended June 30, 2009 and the quarter ended June 30 2008.

Due to decreases in the average yields on earning assets and increases in the cost of average interest bearing liabilities, the interest spread decreased to 2.24% during the second quarter of 2009, a decrease of 103 basis points from the interest spread realized in the second quarter of 2008.  The net interest margin decreased to 3.05% for the three months ended June 30, 2009 from 4.43% for the comparable period in 2008, a decrease of 138 basis points that largely reflects the decreasing short-term yields on interest earning assets during the second quarter of 2008.

For the six months ended June 30, 2009, net interest income was $1,997,997 versus $2,442,908 for the same period in 2008. The $444,911 (or 18.2%) decrease was the result of a $579,891 decrease in interest income and a $134,980 decrease in interest expense.  This net decrease was primarily the result of decreases in rates, partially offset by increases in volume, on both interest earning assets and interest bearing liabilities.

The Company’s interest earning assets averaged $114.2 million during the six months ended June 30, 2009 compared to $108.2 million for the same period in 2008, an increase of $6.0 million (or 5.5%). The net increase in the average interest earning assets of $6.0 million was comprised of increases in average balances of loans of $9.2 million and short-term and other investments of $10.0 million, partially offset by decreases in average balances of federal funds sold of $12.1 million and investments of $1.1 million.

The yield on average interest earning assets for the six months ended June 30, 2009 was 5.43% compared to 6.79% during the same period in 2008, a decrease of 136 basis points.  The decrease in the yield on average earning assets reflects the impact of reductions in the FOMC rates, particularly in the prime lending rate, LIBOR and the Bank’s base lending rate; as well as an increase in non-performing assets and an increasingly competitive market to attract new loans.

The combined effects of the 136 basis point decrease in yield on average interest earning assets and the $6.0 million increase in average interest earning assets resulted in the $579,891 decrease in interest income between the quarter ended June 30, 2009 and the quarter ended June 30 2008.

The Company’s interest bearing liabilities averaged $78.3 million during the six months ended June 30, 2009 compared to $70.2 million for the same period in 2008, an increase of $8.1 million (or 11.5%). The cost of average interest bearing liabilities decreased 70 basis points to 2.77% during the six months ended June 30, 2009 compared to 3.47% for the same period in 2008, which was primarily due to a general decrease in market interest rates.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three  months ended June 30, 2009 and 2008.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2009			2008

							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$94,106	$1,422	6.06%	$79,781	$1,519	7.66%	$(97)
Short-term and other investments	25,197	57	0.91%	8,214	50	2.45%	7
Investments	2,626	29	4.43%	5,541	37	2.69%	(8)
Federal funds sold	-	-	-	10,016	53	2.13%	(53)
Total interest earning assets	121,929	1,508	4.96%	103,552	1,659	6.44%	(151)

Cash and due from banks	4,556			4,143
Premises and equipment, net	2,658			2,891
Allowance for loan losses	(3,274)			(1,268)
Other	2,395			1,837
Total assets	$128,264			$111,155
Interest bearing liabilities
Time certificates	$47,657	377	3.17%	$28,081	305	4.37%	72
Savings deposits	1,789	7	1.57%	1,657	6	1.46%	1
Money market / checking deposits	34,285	151	1.77%	34,390	162	1.89%	(11)
Capital lease obligations	1,179	44	14.97%	1,184	44	14.95%	-
Repurchase agreements	781	2	1.03%	560	2	1.44%	-

Total interest bearing liabilities	85,691	581	2.72%	65,872	519	3.17%	62

Non-interest bearing deposits	25,360			23,715
Accrued expenses and other liabilities	1,130			1,627
Shareholder's equity	16,083			19,941
Total liabilities and equity	$128,264			$111,155
Net interest income		$927			$1,140		$(213)

Interest spread			2.24%			3.27%
Interest margin			3.05%			4.43%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2009 and 2008 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	June 30, 2009 vs 2008
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$250	$(347)	$(97)
Short-term and other investments	54	(47)	7
Investments	(14)	6	(8)
Federal funds sold	(53)	-	(53)
Total interest earning assets	237	(388)	(151)

Interest bearing liabilities
Time certificates	172	(100)	72
Savings deposits	1	-	1
Money market / checking deposits	-	(11)	(11)
Repurchase agreements / Capital Lease	-	-	0
Total interest bearing liabilities	173	(111)	62
Net interest income	$64	$(277)	$(213)

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the six months ended June 30, 2009 and 2008.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2009			2008

							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$91,964	$2,879	6.31%	$82,749	$3,273	7.95%	$(394)
Short-term and other investments	18,353	105	1.15%	8,352	131	3.15%	(26)
Investments	3,881	89	4.62%	4,965	76	3.08%	13
Federal funds sold	-	-	-	12,146	172	2.85%	(172)
Total interest earning assets	114,198	3,073	5.43%	108,212	3,652	6.79%	(579)

Cash and due from banks	4,354			4,549
Premises and equipment, net	2,692			3,123
Allowance for loan losses	(2,259)			(1,279)
Other	2,318			1,837
Total assets	$121,303			$116,442
Interest bearing liabilities
Time certificates	$41,707	677	3.27%	$28,877	659	4.59%	18
Savings deposits	1,634	12	1.48%	1,725	12	1.40%	-
Money market / checking deposits	33,175	294	1.79%	37,817	446	2.37%	(152)
Capital lease obligations	1,180	88	15.04%	1,185	88	14.93%	-
Repurchase agreements	616	4	1.31%	556	4	1.45%	-

Total interest bearing liabilities	78,312	1,075	2.77%	70,160	1,209	3.47%	(134)

Non-interest bearing deposits	24,655			24,766
Accrued expenses and other liabilities	1,074			1,390
Shareholder's equity	17,262			20,126
Total liabilities and equity	$121,303			$116,442
Net interest income		$1,998			$2,443		$(445)

Interest spread			2.66%			3.32%
Interest margin			3.53%			4.54%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2009 and 2008 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Six Months Ended
	June 30, 2009 vs 2008
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$333	$(727)	$(394)
Short-term and other investments	91	(117)	(26)
Investments	(14)	27	13
Federal funds sold	(172)	-	(172)
Total interest earning assets	238	(817)	(579)

Interest bearing liabilities
Time certificates	240	(222)	18
Savings deposits	(1)	1	0
Money market / checking deposits	(51)	(101)	(152)
Repurchase agreements	-	-	0
Total interest bearing liabilities	188	(322)	(134)
Net interest income	$50	$(495)	$(445)

Provision for Loan Losses
The Bank’s (credit to) provision for loan losses was $(65,414) and $2,080,716 for the three months and six months ended June 30, 2009, respectively, as compared to $(113,503) and $(103,743) for the same periods in 2008. During the three months ended June 30, 2009, the credit to the provision was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated. The significant increase in the provision for loan losses during the six months ended June 30, 2009, compared to the prior year was primarily related to specific reserves established for a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under “Allowance for Loan Losses”.

Noninterest Income
Total noninterest income was $155,963 for the three months ended June 30, 2009 versus $277,006 for the same period in 2008. Noninterest income in 2008 included a $46,431 gain on the sale of the Bank’s New London branch. Service charges and fees increased $38,811 due to changes in business practices of customers of the Bank during the second quarter of 2009. Other non-interest income decreased to $26,779 in 2009 from $140,202 in 2008, due to decreases in loan prepayment fees ($71,625), insurance commissions ($9,325), other loan and SBA servicing related fees ($13,050) and other fees ($19,423).

Total noninterest income was $319,387 for the six months ended June 30, 2009 compared to $1,260,116 for the same period in 2008. Noninterest income in 2008 included a $824,244 gain on the sale of the Bank’s New London branch. Service charges and fees increased $7,767 due to changes in business practices of customers of the Bank during the six months ended June 30, 2009. Other non-interest income decreased to $45,509 in 2009 from $169,761 in 2008, due to decreases in loan prepayment fees ($71,625), insurance commissions ($9,325), rental income ($7,541), other loan and SBA servicing related fees ($13,180) and other fees ($22,581).

Noninterest Expense
Total noninterest expense was $1,405,848 for the three months ended June 30, 2009 versus $1,457,287 for the same period in 2008, a decrease of $51,349 or 3.5%.

Salaries and benefits expense for the three months ended June 30, 2009 was $764,820 versus $850,173 for the same period in 2008. Salaries and benefits expense decreased $85,353, or 10%, primarily because of expense savings related to reductions in staff and the elimination of certain employee benefits and bonuses in 2009.

FDIC insurance expense increased for the three months ended June 30 2009 by $82,212 from $13,374 to $96,186, primarily due to increased assessment rates and deposit balances subject to assessment. The Temporary Liquidity Guarantee Program announcement by the FDIC on October 17, 2008 provided banks with the option to fully insure non-interest bearing transaction deposit accounts. The Bank elected to participate in the program, resulting in a 10 basis point annual rate surcharge applied to balances in such accounts over $250,000, beginning in 2009. As a result, this expense will continue to increase. The FDIC also announced plans to bolster FDIC funding, through a one time special assessment of five basis points based upon deposit balances on June 30, 2009. The special assessment, included in operating results as of June 30, 2009, is payable September 30, 2009.

In addition, other operating expenses decreased by $24,991 to $148,409 for the three months ended June 30, 2009, compared to the same period in 2008, due to expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts, as well as expense savings related to the printing of the Company’s 2009 shareholders’ letter and proxy statement.

Total noninterest expense was $2,801,565 for the six months ended June 30, 2009 compared to $3,397,096 for the same period in 2008, a decrease of $595,531 or 17.5%.

Salaries and benefits expense for the six months ended June 30, 2009 was $1,540,310 versus $2,121,998 for the same period in 2008. Salaries and benefits expense decreased $581,688, or 27.4%, primarily because of expense savings related to reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009, as well as the inclusion in the first quarter of 2008 of expenses related to separation payments made to the former Chief Executive Officer and President of the Bank.

FDIC insurance expense increased by $99,146 from $43,363 to $142,509 primarily due to increased assessment rates and deposit balances subject to assessment. The Temporary Liquidity Guarantee Program announcement by the FDIC on October 17, 2008 provided banks with the option to fully insure non-interest bearing transaction deposit accounts. The Bank elected to participate in the program, resulting in a 10 basis point annual rate surcharge applied to balances in such accounts over $250,000, beginning in 2009. As a result, this expense will continue to increase. The FDIC also announced plans to bolster FDIC funding, through a one time special assessment of five basis points based upon deposit balances on June 30, 2009. The special assessment, included in operating results as of June 30, 2009, is payable September 30, 2009.

Professional services for the six months ended June 30, 2009 increased by $23,648 or 9.5%.  The increase for the six months ended June 30, 2009 compared to the same period in 2008, is primarily attributable to increased accounting fees, partially offset by a reduction in other professional fees.

In addition, other operating expenses decreased by $97,426 to $292,344 for the six months ended June 30, 2009, compared to the same period in 2008, due to expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts, as well as expense savings related to the printing of the Company’s 2009 shareholders’ letter and proxy statement.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of June 30, 2009 and December 31, 2008 consisted of liquid assets totaling $38.1 million and $20.7 million, respectively.  This represents 27.7% and 18.0% of total assets at June 30, 2009 and December 31, 2008, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The Company’s and Bank’s actual amounts and ratios at June 30, 2009 and December 31, 2008 were as follows:

Bancorp's actual capital amounts and ratios at June 30, 2009 and December 31, 2008 were (dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,387	13.18%	$10,555	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,723	11.92%	5,277	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,723	12.28%	5,121	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$19,696	18.46%	$8,538	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	18,275	17.13%	4,268	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	18,275	15.64%	4,672	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at June 30, 2009 and December 31, 2008 were (dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,010	12.28%	$10,431	8.00%	$6,519	5.00%
Tier 1 Capital to Risk-Weighted Assets	14,365	11.02%	5,215	4.00%	7,823	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,365	11.34%	5,068	4.00%	12,671	10.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,938	17.09%	$8,395	8.00%	$10,495	10.00%
Tier 1 Capital to Risk-Weighted Assets	16,755	15.96%	4,199	4.00%	6,297	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,755	14.55%	4,607	4.00%	5,759	5.00%

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report on Form 10-Q may include forward-looking statements which reflect management’s current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of the Company’s common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than the Company to provide products and services which are impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) the concentration of the Company’s business in southern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) the lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business that was not historically permitted for the Company.  Other such factors may be described in other filings made by the Company with the Securities and Exchange Commission (the “Commission”).

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

(b)	Changes in Internal Control Over Financial reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II
Other Information
Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

In connection with its Annual Meeting of Shareholders, held on June 16, 2009 (the “Annual Meeting”), the Company solicited by proxy the vote of its shareholders to elect two directors, each for a three-year term; who, along with the directors whose terms did not expire at the Annual Meeting constitute the full Board of Directors of Company.

The following table summarizes the voting for the Board of Directors, each of whom was elected by a plurality of the votes cast:

	For	“Withhold Authority”
Joshua H. Sandman	2,178,436	177,822
James S. Brownstein, Esq.	2,167,078	189,180

The names of the other directors of Company whose terms continued after the Annual Meeting are: Carl R. Borelli; Elmer F. Laydon; Alphonse F. Spadaro, Jr.; and Alfred J. Ranieri, Jr.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

No.                                                                Description

3(i)
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: August 12, 2009	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: August 12, 2009	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: August 12, 2009	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.                                                                        Description
3(i)
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on April 30, 2001 (No. 333-59824))

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