Form 10-Q
period 2009-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2009-11-12
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2009
Common Stock, $.01 par value per share	2,689,902 shares

Table of Contents
Part I – Financial Information

Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

ASSETS	2009	2008
Cash and due from banks	$1,998,915	$5,267,439
Short-term investments	24,760,599	8,637,450
Cash and cash equivalents	26,759,514	13,904,889

Interest bearing certificates of deposit	1,555,343	1,642,612
Available for sale securities (at fair value)	2,273,376	5,130,005
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	105,119,018	90,424,801
Allowance for loan losses	(2,719,775)	(1,183,369)
Loans receivable, net	102,399,243	89,241,432
Accrued interest receivable	424,059	411,729
Premises and equipment	2,549,105	2,754,153
Other assets held for sale	368,730	374,920
Other assets	1,471,164	1,390,722
Total assets	$137,866,634	$114,916,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	2009	2008
Deposits
Noninterest bearing deposits	$29,537,914	$28,214,381
Interest bearing deposits	89,941,145	65,755,643
Total deposits	119,479,059	93,970,024

Repurchase agreements	236,905	214,391
Capital lease obligations	1,176,739	1,180,938
Accrued expenses and other liabilities	978,918	1,010,255
Total liabilities	121,871,621	96,375,608

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2009 2,689,902; 2008 2,688,152	26,899	26,882
Additional paid-in capital	22,547,221	22,521,164
Accumulated deficit	(6,596,968)	(4,035,302)
Accumulated other comprehensive income - net unrealized gain
on available for sale securities	17,861	28,210
Total shareholders' equity	15,995,013	18,540,954

Total liabilities and shareholders' equity	$137,866,634	$114,916,562

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest Income:
Interest and fees on loans	$1,541,428	$1,496,517	$4,420,938	$4,769,642
Interest on securities	17,985	59,801	106,543	136,089
Interest on Federal funds sold and short-term and other investments	58,697	79,666	163,310	382,827
Total interest income	1,618,110	1,635,984	4,690,791	5,288,558

Interest Expense:
Interest expense on deposits	547,572	459,639	1,529,943	1,577,076
Interest expense on capital lease obligations	43,648	44,025	131,822	132,105
Interest expense on repurchase agreements and other borrowings	1,128	2,632	5,269	6,780
Total interest expense	592,348	506,296	1,667,034	1,715,961

Net interest income	1,025,762	1,129,688	3,023,757	3,572,597

(Credit) provision for loan losses	(137,255)	39,661	1,943,461	(64,082)
Net interest income after
(credit) provision for loan losses	1,163,017	1,090,027	1,080,296	3,636,679

Noninterest Income:
Service charges and fees	113,054	136,851	386,933	402,960
Gain from sale of branch	-	50,669	-	874,912
Other noninterest income	26,096	5,970	71,605	175,728
Total noninterest income	139,150	193,490	458,538	1,453,600

Noninterest Expenses:
Salaries and benefits	751,142	835,386	2,294,451	2,957,384
Occupancy and equipment	160,000	171,573	501,691	528,520
Professional services	122,333	5,927	394,741	254,686
Data processing and other outside services	115,617	98,267	316,097	302,669
Advertising and promotional expenses	700	18,488	12,523	50,346
FDIC Insurance	51,923	16,115	194,431	59,478
Other operating expenses	97,221	179,383	386,566	569,147
Total noninterest expenses	1,298,936	1,325,139	4,100,500	4,722,230

Net income (loss)	$3,231	$(41,622)	$(2,561,666)	$368,049

Basic Income (Loss) per Share	$0.00	$(0.01)	$(0.95)	$0.13
Diluted Income (Loss) per Share	$0.00	$(0.01)	$(0.95)	$0.13

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2009 and 2008

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total

Balance, December 31, 2007	2,969,714	$29,697	$24,263,531	$(4,169,051)	$(39,694)	$20,084,483

Comprehensive income:
Net income	-	-	-	368,049	-	368,049
Unrealized holding loss on available for
sale securities	-	-	-	-	(3,833)	(3,833)
Total comprehensive income						364,216

Restricted stock compensation			40,670	-	-	40,670
Stock option compensation			16,930	-	-	16,930
Stock repurchase	(202,186)	(2,022)	(1,373,980)	-	-	(1,376,002)

Balance, September 30, 2008	2,767,528	$27,675	$22,947,151	$(3,801,002)	$(43,527)	$19,130,297

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

Comprehensive loss:
Net loss	-	-	-	(2,561,666)	-	(2,561,666)
Unrealized holding loss on available for
sale securities, net of income taxes	-	-	-	-	(10,349)	(10,349)
Total comprehensive loss						(2,572,015)

Restricted stock compensation	1,750	17	40,902	-	-	40,919
Stock option compensation	-	-	(14,845)	-	-	(14,845)

Balance, September 30, 2009	2,689,902	$26,899	$22,547,221	$(6,596,968)	$17,861	$15,995,013

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash Flows From Operations
Net (loss) income	$(2,561,666)	$368,049
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and accretion of premiums and discounts on investments, net	13,839	3,924
Provision (credit) for loan losses	1,943,461	(64,082)
Gain on sale of branch	-	(874,912)
Share based compensation	26,074	57,600
Loans originated for sale, net of principal payments received	-	(58,513)
Depreciation and amortization	218,374	215,664
Increase in cash surrender of life insurance	(32,580)	(33,138)
Write-down of other assets held for sale	6,190	-
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(8,226)	31,854
(Increase) decrease in accrued interest receivable	(12,330)	11,801
Increase in other assets	(47,862)	(310,559)
(Decrease) increase in accrued expenses and other liabilities	(42,733)	25,166
Net cash used in operating activities	(497,459)	(627,146)

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	87,269	-
Purchases of available for sale securities	(7,456,165)	(11,500,000)
Principal repayments on available for sale securities	2	-
Proceeds from maturities / calls of available for sale securities	10,300,000	11,700,003
Net payments on sale of branch	-	(495,521)
Net increase in loans receivable	(15,621,296)	(7,992,794)
Purchases of premises and equipment	(13,326)	(101,481)
Proceeds from the sale of OREO	528,250	-
Acquisition of mortgage broker	-	(137,668)
Net cash used in investing activities	(12,175,266)	(8,527,461)

Cash Flows From Financing Activities
Net increase (decrease) in demand, savings and money market deposits	4,846,137	(4,122,341)
Net increase in certificates of deposit	20,662,898	1,499,485
Net increase in repurchase agreements	22,514	220,487
Principal repayments on capital lease obligations	(4,199)	(3,777)
Stock repurchased	-	(1,376,002)
Net cash provided by (used in) financing activities	25,527,350	(3,782,148)

Net increase (decrease) in cash and cash equivalents	12,854,625	(12,936,755)
Cash and cash equivalents
Beginning	13,904,889	33,346,944

Ending	$26,759,514	$20,410,189
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,617,294	$1,745,913

Income taxes	$750	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Premises and equipment	$-	$644,723

Loans receivable	$-	$7,248,744

Deposits	$-	$9,263,900

Transfer of loans held for sale to loans receivable	$-	$413,119

Transfer of loans receivable to Other Real Estate Owned	$528,250	$-

Unrealized holding gains (losses) on available for sale securities arising
during the period	$1,047	$(3,833)

See Notes to Consolidated Financial Statements

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Operations

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank and a mortgage broker serving primarily New Haven County (the “Greater New Haven Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital Inc., operating under the name “Evergreen Financial Services” (“Evergreen”), which is licensed by the State of Connecticut Department of Banking to operate a mortage brokerage business and also operates from the Company’s headquarters in New Haven, Connecticut. The Company and its subsidiaries focus on meeting the financial services needs of consumers and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market.

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

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2008, filed with the Securities and Exchange Commission on Form 10-K on March 27, 2009.

In May 2009, the Financial Accounting Standards Board (FASB) issued a new standard entitled Subsequent Events. This statement provides guidance on principles and requirements for subsequent events. The guidance sets forth: 1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Two types of subsequent events require consideration by management: (a) recognized subsequent events; and (b) non-recognized subsequent events. Recognized subsequent events consist of those events or transactions that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events consist of  those events that provide evidence with respect to conditions that did not exist at the date of the balance sheet, but arose subsequent to that date. This statement is effective for interim or annual financial periods after June 15, 2009. The Company has evaluated the subsequent events through November 12, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value

U.S. Government Agency Obligations	$2,138,783	$28,097	$-	$2,166,880

U.S. Government Agency Mortgage Backed Securities	105,336	1,160	-	106,496
	$2,244,119	$29,257	$-	$2,273,376

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

U.S. Government Agency Obligations	$4,996,409	$28,552	$-	$5,024,961

U.S. Government Agency Mortgage Backed Securities	105,386	-	(342)	105,044
	$5,101,795	$28,552	$(342)	$5,130,005

The amortized cost and fair value of available for sale debt securities at September 30, 2009 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
September 30, 2009	Cost	Value
Maturity:
Over 10 years	$2,138,783	$2,166,880
Mortgage-backed securities	105,336	106,496
	$2,244,119	$2,273,376

Note 4.  Loans Receivable

A summary of the Company's loan portfolio at September 30, 2009 and December 31, 2008 is as follows:

	2009	2008

Commercial loans secured by real estate	$57,354,683	$45,462,172
Commercial loans	42,802,203	37,625,274
Construction and land loans	4,585,782	6,500,111
Consumer home equity loans	-	383,682
Consumer installment loans	466,718	552,156
Total loans	105,209,386	90,523,395
Net deferred loan fees	(90,368)	(98,594)
Allowance for loan losses	(2,719,775)	(1,183,369)
Loans receivable, net	$102,399,243	$89,241,432

The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision (credit) for loan losses	1,943,461	(64,082)
Recoveries of loans previously charged-off	10,423	36,756
Loans charged-off	(417,478)	(180,413)
Balance at end of period	$2,719,775	$1,049,226

At September 30, 2009 and December 31, 2008, the unpaid principal balances of loans placed on nonaccrual status were $5,336,890 and $881,948, respectively. There were no loans considered “troubled debt restructurings” at September 30, 2009 or December 31, 2008. Accruing loans contractually past due 90 days or more were $269,426 and $384,443 at September 30, 2009 and December 31, 2008, respectively.

The following information relates to impaired loans as of September 30, 2009 and December 31, 2008:

	2009	2008
Impaired loans for which there is a specific allowance	$4,654,814	$538,727

Impaired loans for which there is no specific allowance	$1,747,668	$1,957,926

Allowance for loan losses related to impaired loans	$1,511,292	$162,571

Average recorded investment in impaired loans	$5,520,089	$1,978,934

Note 5.  Deposits

At September 30, 2009 and December 31, 2008, deposits consisted of the following:

	2009	2008
Noninterest bearing	$29,537,914	$28,214,381

Interest bearing:
Checking	6,620,696	5,685,490
Money Market	28,555,614	26,578,024
Savings	2,102,186	1,492,378
Time certificates, less than $100,000 (1)	31,408,218	18,066,157
Time certificates, $100,000 or more (2)	21,254,431	13,933,594
Total interest bearing	89,941,145	65,755,643

Total deposits	$119,479,059	$93,970,024

(1) Included in time certificates of deposit, less than $100,000, at September 30, 2009 and December 31, 2008 were brokered deposits totaling $12,673,249 and $5,731,302, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at September 30, 2009 and December 31, 2008 were brokered deposits totaling $3,223,676 and $2,740,969, respectively.

Brokered deposits at September 30, 2009 and December 31, 2008 represented:

	2009	2008
Bank customer time certificates of deposit	$8,939,896	$4,271,135
Bank customer time certificates of deposit placed
through CDARS to ensure FDIC coverage	1,309,611	2,201,901
Time certificates of deposit purchased by the
Bank through CDARS	5,647,418	1,999,235
Total brokered deposits	$15,896,925	$8,472,271

Note 6.  Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At September 30, 2009, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at September 30, 2009.

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

The following is information about the computation of income (loss) per share for the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30,	2009			2008
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (Loss) available to common shareholders	$3,231	2,689,902	$0.00	$(41,622)	2,917,934	$(0.01)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	2,016	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$3,231	2,691,918	$0.00	$(41,622)	2,917,934	$(0.01)

Nine Months Ended September 30,	2009			2008
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) Income available to common shareholders	$(2,561,666)	2,689,400	$(0.95)	$368,049	2,893,087	$0.13
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	16,506	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholders plus assumed conversions	$(2,561,666)	2,689,400	$(0.95)	$368,049	2,909,593	$0.13

For the nine months ended September 30, 2009 and the three months ended September 30, 2008, no common stock equivalents have been included in the computation of net loss per share because the inclusion of such equivalents is anti-dilutive.

Note 8.  Other Comprehensive Income (Loss)

Under Statement of Financial Standards entitled, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Nine Months Ended September 30, 2009
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during
period	$1,047	$(11,396)	$(10,349)
Reclassification adjustment for amounts
recognized in net income	-	-	-
Unrealized holding gains on available for sale
securities, net of taxes	$1,047	$(11,396)	$(10,349)

	Nine Months Ended September 30, 2008
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during
period	$(3,833)	$-	$(3,833)
Reclassification adjustment for amounts
recognized in net income	-	-	-
Unrealized holding losses on available for sale
securities, net of taxes	$(3,833)	$-	$(3,833)

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

	September 30,	December 31,
	2009	2008
Commitments to extend credit
Future loan commitments	$5,477,523	$16,398,484
Unused lines of credit	26,503,216	23,157,442
Financial standby letters of credit	3,358,597	3,570,308
Undisbursed construction loans	437,000	237,000
	$35,776,336	$43,363,234

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at September 30, 2009 and December 31, 2008 was not significant.

Note 10.  Fair Value

              In September 2006, the Financial Accounting Standards Board (“FASB”) issued a standard entitled Fair Value Measurements.  The Company adopted the provisions of this standard for the quarter ended March 31, 2008 except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral, which the Company adopted effective January 1, 2009.  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This standard also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy described as follows:

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

A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value is set forth below.

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

Loans receivable

For variable rate loans that reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the loan portfolio.  The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated year end market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, nonrecurring fair value adjustments to collateral-dependent impaired loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of collateral.

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

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$2,273,376	$-	$2,273,376	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$5,130,005	$-	$5,130,005	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$4,757,393	$-	$-	$4,757,393

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$2,248,920	$-	$-	$2,248,920

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$368,730	$-	$368,730	$-

As of September 30, 2009 and December 31, 2008, the recorded book balances and fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$1,998,915	$1,998,915	$5,267,439	$5,267,439
Short-term investments	24,760,599	24,760,599	8,637,450	8,637,450
Interest bearing certificates of deposit	1,555,343	1,555,343	1,642,612	1,642,612
Available for sale securities	2,273,376	2,273,376	5,130,005	5,130,005
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	102,399,243	103,550,000	89,241,432	91,679,000
Accrued interest receivable	424,059	424,059	411,729	411,729
Servicing rights	18,485	30,862	26,302	32,077
Interest only strips	23,838	36,758	34,643	37,887

Financial Liabilities:
Noninterest-bearing deposits	29,537,914	29,537,914	28,214,381	28,214,381
Interest bearing checking accounts	6,620,696	6,620,696	5,685,490	5,685,490
Money market deposits	28,555,614	28,555,614	26,578,024	26,578,024
Savings deposits	2,102,186	2,102,186	1,492,378	1,492,378
Time certificates of deposits	52,662,649	53,731,000	31,999,751	32,371,000
Repurchase agreements	236,905	236,905	214,391	214,391
Accrued interest payable	225,636	225,636	152,052	152,052

Note 11.  Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The following represents the operating results and total assets for the segments of the Company as of and for the three months and nine months ended September 30, 2009 and September 30, 2008, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Three Months Ended September 30, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$997,486	$25,844	$2,432	$-	$1,025,762

Credit for loan losses	(137,255)	-	-	-	(137,255)

Net interest income after credit for loan losses	1,134,741	25,844	2,432	-	1,163,017

Noninterest income	139,150	-	-	-	139,150

Noninterest expense	1,215,987	65,999	16,950	-	1,298,936

Net income (loss)	57,904	(40,155)	(14,518)	-	3,231

Goodwill	-	238,440	-	-	238,440

Total assets as of September 30, 2009	136,404,711	350,950	16,002,114	(14,891,141)	137,866,634

Three Months Ended September 30, 2008
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,119,825	$-	$9,863	$-	$1,129,688

Provision for loan losses	39,661	-	-	-	39,661

Net interest income after provision for loan losses	1,080,164	-	9,863	-	1,090,027

Noninterest income	193,045	-	445	-	193,490

Noninterest expense	1,289,628	45,922	(10,411)	-	1,325,139

Net (loss) income	(16,419)	(45,922)	20,719	-	(41,622)

Goodwill	-	238,440	-	-	238,440

Total assets as of September 30, 2008	115,996,608	266,996	19,143,624	(17,550,155)	117,857,073

Nine Months Ended September 30, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$2,964,446	$51,701	$7,610	$-	$3,023,757

Provision for loan losses	1,943,461	-	-	-	1,943,461

Net interest income after provision for loan losses	1,020,985	51,701	7,610	-	1,080,296

Noninterest income	458,538	-	-	-	458,538

Noninterest expense	3,811,112	176,264	113,124	-	4,100,500

Net loss	(2,331,589)	(124,563)	(105,514)	-	(2,561,666)

Goodwill	-	238,440	-	-	238,440

Total assets as of September 30, 2009	136,404,711	350,950	16,002,114	(14,891,141)	137,866,634

Nine Months Ended September 30, 2008
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$3,523,220	$-	$49,377	$-	$3,572,597

Credit for loan losses	(64,082)	-	-	-	(64,082)

Net interest income after credit for loan losses	3,587,302	-	49,377	-	3,636,679

Noninterest income	1,450,626	-	2,974	-	1,453,600

Noninterest expense	4,561,141	47,740	113,349	-	4,722,230

Net income (loss)	476,787	(47,740)	(60,998)	-	368,049

Goodwill	-	238,440	-	-	238,440

Total assets as of September 30, 2008	115,996,608	266,996	19,143,624	(17,550,155)	117,857,073

Note 12.  Commitments and Contingencies

In September 2009, the Company and the Bank entered into a settlement agreement relating to a lawsuit that had been filed by a former officer for age discrimination and breach of contract in connection with the officer’s layoff as part of a reduction in staff announced by the Bank in July 2008. The settlement agreement had no significant impact on the Company’s financial statements.

Note 13.  Recent Accounting Pronouncements

  In September 2006, the Financial Accounting Standards Board (FASB) issued  a standard entitled Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard also establishes fair value hierarachy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued a staff position which deferred the effective date for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the standard for the quarter ended March 31, 2008, except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral, which the Company adopted effective January 1, 2009. See Note 10 for additional information regarding fair value.

In April 2009, the FASB issued a new staff position entitled “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This staff position provided additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of this new staff position is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this staff position during the quarter ended June 30, 2009. The adoption of this staff position did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued a new staff position entitled “Recognition and Presentation of Other-ThanTemporary Impairments.” This staff position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the staff position brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of this new staff position is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this staff position during the quarter ended June 30, 2009. The adoption of this staff positon did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued a new staff position entitled “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. This staff position also requires those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new staff position is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of the staff position for the quarter ended June 30, 2009. See Note 10 for additional information regarding fair value.

In June 2009, the FASB issued a new standard entitled  Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This standard must be applied to transfers occurring on or after the effective date.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued a new standard entitled The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, to allow the FASB Codification to be the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the Securities and Exchange Commission.  The Company adopted this standard during the quarter ended September 30, 2009.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months and nine months ended September 30, 2009 and

2008, along with the audited financial statements as of and for the year ended December 31, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.

Summary
As of September 30, 2009, the Company had $137.9 million of total assets, $105.1 million of gross loans receivable, and $119.5 million of total deposits.  Total equity capital at September 30, 2009 was $16.0 million, and the Company’s Tier I Leverage Capital Ratio was 11.46%.

The Company reported net income for the quarter ended September 30, 2009 of $3,000 (or basic and diluted earnings per share of $0.00), compared to a net loss of $42,000 (or basic and diluted loss per share of $0.01), for the third quarter of 2008.

The Company’s operating results for the third quarter of 2009 compared to the same period of 2008 were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income for the third quarter of 2008 included recognition of a portion of the gain on the sale of the New London branch; and because of a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; these decreases were partially offset by an increase in servicing income on SBA loans; and

•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff and elimination of certain employee benefits and bonuses in 2009; expense reductions attributable to lower loan related collection expenses; and expense savings related to lower negotiated rates on certain insurance and telecommunications service contracts. These decreases were partially offset by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as increased professional service expenses.

The Company had a net loss of $2,562,000 (or basic and diluted loss per share of $0.95) for the nine months ended September 30, 2009, compared to net income of $368,000 (or basic and diluted income per share of $0.13) for the nine months ended September 30, 2008.

The Company’s net loss for the nine months ended September 30, 2009 was largely attributable to a provision for loan losses of $1,943,000 for the nine months ended September 30, 2009 compared to a credit balance of $(64,000) for the same period in 2008. The significant increase in the provision for loan losses during the first nine months of 2009 is related to a group of eleven impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first nine months of 2009 compared to the same period of 2008 were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income for the first nine months of 2008 included the gain on the sale of the New London branch that was primarily recorded in February 2008; and because of a decrease in loan fees attributable to a prepayment penalty received in 2008; and due to a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank; and

•	Noninterest expenses decreased due to lower salaries and benefits, because of reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by an increase in professional service fees; and by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as a special one-time assessment accrued during the second quarter.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,719,775 or 2.59% of gross loans receivable at September 30, 2009 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2008, the allowance for loan losses was $1,183,369 or 1.31% of gross loans receivable.

The increase in the allowance is attributable to a $1,348,721 increase in the specific component of the allowance and an $187,685 increase in the general component of the allowance. The increase in the specific component is due to an increase in specific reserves totaling $1,602,408 for nine loans identified as impaired during the nine months ended September 30, 2009 and $153,368 for loans that were impaired at both September 30, 2009 and December 31, 2008, partially offset by $407,055 for loans charged off (net of recoveries) during the period. The increase in the general component of the reserve is primarily due to an increase in the reserve factors and increased loan volume, partially offset by the reclassification of eleven loans to impaired loans.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued  a standard entitled Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard also establishes fair value hierarachy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued a staff position which deferred the effective date for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the standard for the quarter ended March 31, 2008, except for the provisions relating to nonfinancial assets and liabilities, which were subject to deferral, which the Company adopted effective January 1, 2009. See Note 10 for additional information regarding fair value.

In April 2009, the FASB issued a new staff position entitled “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This staff position provided additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). The effective date of this new staff position is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this staff position during the quarter ended June 30, 2009. The adoption of this staff position did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued a new staff position entitled “Recognition and Presentation of Other-Than Temporary Impairments.” This staff position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the staff position brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The effective date of this new staff position is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this staff position during the quarter ended June 30, 2009. The adoption of this staff positon did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued a new staff position entitled “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. This staff position also requires those disclosures in summarized financial information at interim reporting periods. The effective date of disclosures for this new staff position is for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of the staff position for the quarter ended June 30, 2009. See Note 10 for additional information regarding fair value.

In June 2009, the FASB issued a new standard entitled  Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This standard must be applied to transfers occurring on or after the effective date.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued a new standard entitled The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, to allow the FASB Codification to be the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the Securities and Exchange Commission.  The Company adopted this standard during the quarter ended September 30, 2009.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Comparison of Financial Condition as of September 30, 2009 versus December 31, 2008

General
The Company’s total assets were $137.9 million at September 30, 2009, an increase of $23 million from December 31, 2008.  The increase in total assets was due primarily to growth in the Company’s short-term investments and growth in the Bank’s loan portfolio, which were funded from deposit growth. Short-term investments increased to $24.8 million from $8.6 million, and net loans receivable increased to $102.4 million from $89.2 million, as of September 30, 2009 and December 31, 2008, respectively.  Total deposits increased to $119.5 million as of September 30, 2009 from $94.0 million as of December 31, 2008.

Short-term investments
Short-term investments, consisting of money market investments, were $24.8 million at September 30, 2009, compared to a balance of $8.6 million as of December 31, 2008. The $16.2 million increase in short-term investments from December 31, 2008 is primarily attributable to deposit growth.  The Bank currently has a large number of loans pending closing and anticipates utilizing a significant portion of this $16.2 million growth if these loans are closed.

Investments
Available for sale securities, consisting of U.S. government agency obligations and agency issued mortgage-backed securities, were $2.3 million at September 30, 2009, compared to a balance of $5.1 million as of December 31, 2008. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $2.8 million decrease in available for sale securities is in response to lower pledge requirements at September 30, 2009. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Interest income on loans is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The

Company’s net loan portfolio was $102.4 million at September 30, 2009 versus $89.2 million at December 31, 2008, an increase of $13.2 million.  The increase in the loan portfolio for the nine months ended September 30, 2009 was due to a $14.7 million increase in outstanding loans partially offset by a $1.5 million increase in the allowance for loan losses, explained in more detail under Allowance for Loan Losses below.  Management believes that loan growth will continue during the fourth quarter of 2009. The Bank’s loans are made to borrowers primarily in the New Haven market area. The Company’s loan to total asset ratio is 74.2% and 77.7% and its loan to total deposit ratio is 85.7% and 95.0% at September 30, 2009 and December 31, 2008, respectively. The Bank currently has a large number of loans pending closing and if these loans are closed, the ratios of loans receivable to total assets and total deposits are expected to increase.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008:

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision (credit) for loan losses	1,943,461	(64,082)
Recoveries of loans previously charged-off	10,423	36,756
Loans charged-off	(417,478)	(180,413)
Balance at end of period	$2,719,775	$1,049,226

Non-Accrual, Past Due and Restructured Loans

The following represents non-accrual, past due and restricted loans at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Non-accrual loans	$ 5,336,890	$ 881,948

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$ 46,351	$ 195,822
Matured loans pending renewal and still accruing	223,075	188,620
Total	$ 269,426	$ 384,442

Potential Problem Loans
At September 30, 2009, the Bank had loans totaling $1.1 million, which were not included in the non-accrual loans above, but were deemed impaired.  The loans were current with respect to principal and interest. Management of the Company has reviewed the collateral for the loans and considers the current specific reserves, if any, on the loans to be adequate to cover potential losses related to the relationships.

Deposits
Total deposits were $119.5 million at September 30, 2009, an increase of $25.5 million (27.1%) in comparison to total deposits at December 31, 2008 of $94.0 million.  Non-interest bearing deposits were $29.5 million at September 30, 2009, an increase of $1.3 million (4.7%) from $28.2 million at December 31, 2008. The balance of interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings deposits increased $3.5 million, or 10.4%, to $37.3 million at September 30, 2009 from $33.8 million at December 31, 2008.  Time deposits increased to $52.7 million at September 30, 2009 from $32.0 million at December 31, 2008, a $20.7 million (64.7%) increase.  Included in time deposits at September 30, 2009 is $15.9 million in brokered deposits, which includes the Company’s placement of $1.3 million in customer deposits and purchase of $5.6 million in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.  As of September 30, 2009, core deposits represented 55.9% of total deposits compared to 66% at December 31, 2008. The decrease in core deposits as a percentage of total deposits is due to seasonal fluctuations in deposit levels as well as the effect of reduced economic activity in general, on the Bank’s customer’s businesses.

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

Other
Repurchase agreement balances totaled $236,905 at September 30, 2009 as compared to $214,391 at December 31, 2008.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three and nine months ended September 30, 2009 and 2008

General
The Company had net income for the quarter ended September 30, 2009 of $3,000 (or basic and diluted earnings per share of $0.00), compared to a net loss of $42,000 (or basic and diluted loss per share of $0.01) for the third quarter of 2008.

The Company’s operating results for the third quarter of 2009 compared to the same period of 2008 were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income for the third quarter of 2008 included recognition of a portion of the gain on the sale of the New London branch; and because of a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; these decreases were partially offset by an increase in servicing income on SBA loans; and

•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff and elimination of certain employee benefits and bonuses in 2009; expense reductions attributable to lower loan related collection expenses; and expense savings related to lower negotiated rates on certain insurance and telecommunications service contracts. These decreases were partially offset by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as increased professional service expenses.

The Company had a net loss of $2,562,000 (or basic and diluted loss per share of $0.95) for the nine months ended September 30, 2009, compared to net income of $368,000 (or basic and diluted income per share of $0.13) for the nine months ended September 30, 2008.

The Company’s net loss for the nine months ended September 30, 2009 was largely attributable to a provision for loan losses of $1,943,000 for the nine months ended September 30, 2009 compared to a credit balance of $(64,000) for the same period in 2008. The significant increase in the provision for loan losses during the first nine months of 2009 is related to a group of eleven impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first nine months of 2009 compared to the same period of 2008 were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income for the first nine months of 2008 included the gain on the sale of the New London branch that was primarily recorded in February 2008; and because of a decrease in loan fees attributable to a prepayment penalty received in 2008; and due to a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased due to lower salaries and benefits, because of reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by an increase in professional service fees; and by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as a special one-time assessment accrued during the second quarter.

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

The Federal Open Market Committee (“FOMC”) short-term interest rates were 3.25% and 5.00% as of September 30, 2009 and 2008, respectively. Decreases in short-term rates tend to compress the Company’s net interest spread and net interest margin. During periods of declining interest rates, the interest expense related to sources of funds is not reduced commensurate with the reduction in interest earned on interest earning assets (which are most typically tied to the prime lending rate or other market indices).  This situation inherently compresses the spread during periods of declining interest rates.

The Company’s interest earning assets averaged $131.0 million during the three months ended September 30, 2009 compared to $101.7 million for the same period in 2008, an increase of $29.3 million (or 28.8%). The net increase of $29.3 million in the average interest earning assets was comprised of increases in average balances of loans of $17.1 million and short-term and other investments of $20.1 million, which were partially offset by decreases in average balances of federal funds sold of $5.8 million and investments of $2.1 million.

The yield on average interest earning assets for the three months ended September 30, 2009 was 4.90% compared to 6.40% during the third quarter of 2008, a decrease of 150 basis points.  The decrease in the yield on average earning assets reflects the impact of reductions in the FOMC rates, particularly in the prime lending rate, LIBOR and the Bank’s base lending rate; as well as an increase in non-performing assets and an increasingly competitive market to attract new loans.

The combined effects of the 150 basis point decrease in yield on average interest earning assets and the $29.3 million increase in average interest earning assets resulted in the $17,874 decrease in interest income between the quarter ended September 30, 2009 and the quarter ended September 30, 2008.

The Company’s interest bearing liabilities averaged $93.2 million during the three months ended September 30, 2009 compared to $65.3 million for the same period in 2008, an increase of $27.9 million (or 42.7%). The cost of average interest bearing liabilities decreased 56 basis points to 2.52% during the three months ended September 30, 2009 compared to 3.08% for the same period in 2008. The decrease was primarily due to a general decrease in market interest rates.

The combined effects of the $27.9 million increase in average interest bearing liabilities and the 56 basis point decrease in the cost of average interest bearing liabilities resulted in the $86,052 increase in interest expense between the quarter ended September 30, 2009 and the quarter ended September 30, 2008.

Due to decreases in the average yields on earning assets and increases in the cost of average interest bearing liabilities, the interest spread decreased to 2.38% during the third quarter of 2009, a decrease of 94 basis points from the interest spread realized in the third quarter of 2008.  The net interest margin decreased to 3.11% for the three months ended September 30, 2009 from 4.42% for the comparable period in 2008, a decrease of 131 basis points that largely reflects the decreasing short-term yields on interest earning assets during the third quarter of 2009.

For the nine months ended September 30, 2009, net interest income was $3,023,757 versus $3,572,597 for the same period in 2008. The $548,840 (or 15.4%) decrease was the result of a $597,767 decrease in interest income and a $48,927 decrease in interest expense.  This net decrease was primarily the result of decreases in rates, partially offset by increases in volume, on both interest earning assets and interest bearing liabilities.

The Company’s interest earning assets averaged $119.9 million during the nine months ended September 30, 2009 compared to $106.0 million for the same period in 2008, an increase of $13.9 million (or 13.0%). The net increase in the average interest earning assets of $13.8 million was comprised of increases in average balances of loans of $11.8 million and short-term and other investments of $13.4 million, partially offset by decreases in average balances of federal funds sold of $10.0 million and investments of $1.4 million.

The yield on average interest earning assets for the nine months ended September 30, 2009 was 5.23% compared to 6.66% during the same period in 2008, a decrease of 143 basis points.  The decrease in the yield on average earning assets reflects the impact of reductions in the FOMC rates, particularly in the prime lending rate, LIBOR and the Bank’s base lending rate; as well as an increase in non-performing assets and an increasingly competitive market to attract new loans.

The combined effects of the 143 basis point decrease in yield on average interest earning assets and the $13.8 million increase in average interest earning assets resulted in the $597,767 decrease in interest income between the nine months ended September 30, 2009 and the nine months ended September 30, 2008.

The Company’s interest bearing liabilities averaged $83.3 million during the nine months ended September 30, 2009 compared to $68.5 million for the same period in 2008, an increase of $14.8 million (or 21.6%). The cost of average interest bearing liabilities decreased 67 basis points to 2.68% during the nine months ended September 30, 2009 compared to 3.35% for the same period in 2008, which was primarily due to a general decrease in market interest rates.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three  months ended September 30, 2009 and 2008.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2009			2008

							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$99,523	$1,541	6.14%	$82,457	$1,496	7.22%	$45
Short-term and other investments	28,420	59	0.82%	8,371	48	2.28%	11
Investments	3,086	18	2.31%	5,141	60	4.64%	(42)
Federal funds sold	-	-	-	5,780	32	2.20%	(32)
Total interest earning assets	131,029	1,618	4.90%	101,749	1,636	6.40%	(18)

Cash and due from banks	4,530			4,259
Premises and equipment, net	2,589			2,854
Allowance for loan losses	(2,841)			(1,154)
Other	2,309			2,050
Total assets	$137,616			$109,758
Interest bearing liabilities
Time certificates	$53,653	418	3.09%	$29,047	293	4.01%	125
Savings deposits	2,146	5	0.92%	1,339	4	1.19%	1
Money market / checking deposits	35,292	124	1.39%	33,005	162	1.95%	(38)
Capital lease obligations	1,178	44	14.82%	1,183	44	14.80%	-
Repurchase agreements	895	1	0.44%	698	3	1.71%	(2)
Total interest bearing liabilities	93,164	592	2.52%	65,272	506	3.08%	86

Non-interest bearing deposits	27,401			24,057
Accrued expenses and other liabilities	1,115			1,149
Shareholder's equity	15,936			19,280
Total liabilities and equity	$137,616			$109,758
Net interest income		$1,026			$1,130		$(104)

Interest spread			2.38%			3.32%
Interest margin			3.11%			4.42%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2009 and 2008 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	September 30, 2009 vs 2008
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$287	$(242)	$45
Short-term and other investments	57	(46)	11
Investments	(19)	(23)	(42)
Federal funds sold	(32)	-	(32)
Total interest earning assets	293	(311)	(18)

Interest bearing liabilities
Time certificates	205	(80)	125
Savings deposits	2	(1)	1
Money market / checking deposits	10	(48)	(38)
Repurchase agreements	1	(3)	(2)
Total interest bearing liabilities	218	(132)	86
Net interest income	$75	$(179)	$(104)

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the nine months ended September 30, 2009 and 2008.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2009			2008

							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$94,512	$4,421	6.25%	$82,651	$4,770	7.71%	$(349)
Short-term and other investments	21,746	163	1.00%	8,358	179	2.86%	(16)
Investments	3,613	107	3.96%	5,024	136	3.62%	(29)
Federal funds sold	-	-	-	10,009	204	2.72%	(204)
Total interest earning assets	119,871	4,691	5.23%	106,042	5,289	6.66%	(598)

Cash and due from banks	4,413			4,452
Premises and equipment, net	2,658			3,032
Allowance for loan losses	(2,455)			(1,237)
Other	2,313			1,908
Total assets	$126,800			$114,197
Interest bearing liabilities
Time certificates	$45,732	1,095	3.20%	$28,934	951	4.39%	144
Savings deposits	1,807	16	1.18%	1,595	17	1.42%	(1)
Money market / checking deposits	33,889	419	1.65%	36,202	609	2.25%	(190)
Capital lease obligations	1,179	132	14.97%	1,184	132	14.89%	-
Repurchase agreements	710	5	0.94%	603	7	1.55%	(2)
Total interest bearing liabilities	83,317	1,667	2.68%	68,518	1,716	3.35%	(49)

Non-interest bearing deposits	25,580			24,528
Accrued expenses and other liabilities	1,088			1,309
Shareholder's equity	16,815			19,842
Total liabilities and equity	$126,800			$114,197
Net interest income		$3,024			$3,573		$(549)

Interest spread			2.55%			3.31%
Interest margin			3.37%			4.50%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2009 and 2008 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Nine Months Ended
	September 30, 2009 vs 2008
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$628	$(977)	$(349)
Short-term and other investments	154	(170)	(16)
Investments	(35)	6	(29)
Federal funds sold	(204)	-	(204)
Total interest earning assets	543	(1,141)	(598)

Interest bearing liabilities
Time certificates	450	(306)	144
Savings deposits	2	(3)	(1)
Money market / checking deposits	(37)	(153)	(190)
Capital lease obligations	(1)	1	0
Repurchase agreements	1	(3)	(2)
Total interest bearing liabilities	416	(465)	(49)
Net interest income	$127	$(676)	$(549)

Provision for Loan Losses
The Bank’s (credit to) provision for loan losses was $(137,255) and $1,943,461 for the three months and nine months ended September 30, 2009, respectively, as compared to $39,661and $(64,082) for the same periods in 2008. During the three months ended September 30, 2009, the credit to the provision was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received and improvement in the Company’s collateral position supporting two impaired loans. The significant increase in the provision for loan losses during the nine months ended September 30, 2009, compared to the same period in the prior year was primarily related to specific reserves established for a group of eleven impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

Noninterest Income
Total noninterest income was $139,150 for the three months ended September 30, 2009 versus $193,490 for the same period in 2008. Noninterest income in 2008 included a $50,669 gain on the sale of the Bank’s New London branch. Service charges and fees decreased $23,797 due to changes in business practices of customers of the Bank during the third quarter of 2009. Other non-interest income increased to $26,096 for the three months ended September 30, 2009 from $5,970 in the same period in 2008, due to a $21,133 increase in loan and SBA servicing related fees, offset by a $1,007 decrease in other fees.

Total noninterest income was $458,538 for the nine months ended September 30, 2009 compared to $1,453,600 for the same period in 2008. Noninterest income in 2008 included a $874,912 gain on the sale of the Bank’s New London branch. Service charges and fees decreased $16,027 due to changes in business practices of customers of the Bank during the nine months ended September 30, 2009. Other non-interest income decreased to $71,605 in 2009 from $175,728 in 2008, due to decreases in loan prepayment fees ($74,384), insurance commissions ($9,325), letter of credit fees ($7,173), rental income ($6,801), and other fees ($17,154), partially offset by increases in other loan and SBA servicing related fees ($10,714).

Noninterest Expense
Total noninterest expense was $1,298,936 for the three months ended September 30, 2009 versus $1,325,139 for the same period in 2008, a decrease of $26,203 or 2.0%.

Salaries and benefits expense for the three months ended September 30, 2009 was $751,142 versus $835,386 for the same period in 2008. Salaries and benefits expense decreased $84,244, or 10.1%, primarily because of expense savings related to reductions in staff and the elimination of certain employee benefits and bonuses in 2009.

FDIC insurance expense increased for the three months ended September 30, 2009 by $35,808 from $16,115 to $51,923, primarily due to increased assessment rates and deposit balances subject to assessment. The Temporary Liquidity Guarantee Program announcement by the FDIC on October 17, 2008 provided banks with the option to fully insure non-interest bearing transaction deposit accounts. The Bank elected to participate in the program, resulting in a 10 basis point annual rate surcharge applied to balances in such accounts over $250,000, beginning in 2009. As a result, this expense will continue to increase.

Professional services for the three months ended September 30, 2009 increased by $116,046 from $5,927 to $122,333, primarily due to an increase in legal fees. During the third quarter of 2009, the Company recorded $82,432 in legal fees primarily attributable to employment practices and errors and omissions matters not covered by insurance.

Other operating expenses decreased by $82,162 to $97,221 for the three months ended September 30, 2009, compared to the same period in 2008, due to expense reductions attributable to lower loan related collection expenses; and expense savings related to lower negotiated rates on certain insurance and telecommunications service contracts.

Total noninterest expense was $4,100,500 for the nine months ended September 30, 2009 compared to $4,722,230 for the same period in 2008, a decrease of $621,730 or 13.2%.

Salaries and benefits expense for the nine months ended September 30, 2009 was $2,294,451 versus $2,957,384 for the same period in 2008. Salaries and benefits expense decreased $662,933, or 22.4%, primarily because of expense savings related to reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009, as well as the inclusion in the first quarter of 2008 of expenses related to separation payments made to the former Chief Executive Officer and President of the Bank.

FDIC insurance expense increased by $134,953 from $59,478 to $194,431 primarily due to increased assessment rates and deposit balances subject to assessment, as well as a one time special assessment of five basis points based upon deposit balances on June 30, 2009. The Temporary Liquidity Guarantee Program announcement by the FDIC on October 17, 2008 provided banks with the option to fully insure non-interest bearing transaction deposit accounts. The Bank elected to participate in the program, resulting in a 10 basis point annual rate surcharge applied to balances in such accounts over $250,000, beginning in 2009.

Professional services for the nine months ended September 30, 2009 increased by $140,055 from $254,686 to $394,741, primarily due to an increase in legal fees discussed above and accounting fees, partially offset by a reduction in other professional fees.

Other operating expenses decreased by $182,581 to $386,566 for the nine months ended September 30, 2009, compared to the same period in 2008. Expense reductions are attributable to lower negotiated rates on certain insurance and telecommunications service contracts and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of September 30, 2009 and December 31, 2008 consisted of liquid assets totaling $30.6 million and $20.7 million, respectively.  This represents 22.2% and 18.0% of total assets at September 30, 2009 and December 31, 2008, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The Company’s and Bank’s actual capital amounts and ratios at September 30, 2009 and December 31, 2008 were as follows:

The Company's actual capital amounts and ratios at September 30, 2009 and December 31, 2008 were (dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 17,420	13.06%	$ 10,675	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,739	11.80%	5,337	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,739	11.46%	5,495	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 19,696	18.46%	$ 8,537	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	18,275	17.13%	4,268	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	18,275	15.64%	4,673	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at September 30, 2009 and December 31, 2008 were (dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 16,089	12.17%	$ 10,576	8.00%	$ 6,610	5.00%
Tier 1 Capital to Risk-Weighted Assets	14,423	10.91%	5,288	4.00%	7,932	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,423	10.60%	5,445	4.00%	13,613	10.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 17,938	17.09%	$ 8,396	8.00%	$ 10,495	10.00%
Tier 1 Capital to Risk-Weighted Assets	16,755	15.96%	4,198	4.00%	6,297	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,755	14.55%	4,607	4.00%	5,759	5.00%

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report on Form 10-Q may include forward-looking statements which reflect management’s current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of the Company’s common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks and the impact of recently enacted federal legislation, (6) the ability of competitors which are larger than the Company to provide products and services which are impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) the concentration of the Company’s business in southern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) the lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business that was not historically permitted for the Company.  Other such factors may be described in other filings made by the Company with the Securities and Exchange Commission.

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Other Information

Item 1.  Legal Proceedings

In September 2009, the Company and the Bank entered into a settlement agreement relating to a lawsuit that had been filed by its former Senior Vice President and Chief Marketing Officer for age discrimination and breach of contract in connection with his layoff as part of a reduction in staff announced by the Bank in July 2008.  In commection with the settlement, the lawsuit, which was pending with the United States District Court, District of Connecticut in New Haven, Connecticut, was terminated.  The settlement agreement between the Company, the Bank and the former Senior Vice President and Chief Marketing Officer, who were the only parties to the lawsuit, had no significant impact on the Company's financial statements.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

No.	Description

3(i)
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 6, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer

32.1	Section 1350 Certification by President and Chief Operating Officer

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: November 12, 2009	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: November 12, 2009	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: November 12, 2009	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.	Description

3(i)
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 6, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Operating Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer

32.1	Section 1350 Certification by President and Chief Operating Officer

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer