Form 10-K
period 2009-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2010-03-29
CIK 1137046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

F O R M   10 – K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-32219

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
Yes  [x]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes [  ]     No  [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $13,323,402.

The number of shares outstanding of each of the registrant’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 29, 2010: 2,695,902

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report on Form 10-K.

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

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company will merge with and into NVSL, with NVSL being the surviving corporation.

In connection with the merger, Naugatuck Valley Mutual Holding Company (“NVSL MHC”), which is presently the majority shareholder of NVSL, will reorganize and convert from a mutual holding company form of organization to a stock holding company form of organization.  The stock holding company will be Newco, which will (i) offer and sell shares of its common stock as prescribed in a Plan of Conversion adopted concurrently with the execution of the Agreement and Plan of Merger and (ii) exchange shares of its common stock for shares of NVSL common stock held by persons other than NVSL MHC.  Additionally, in connection with the merger, the Bank will be merged with and into NVSL Bank. See Note 18 to the Consolidated Financial Statements for additional information relating to the merger.

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

Evergreen focuses on meeting the mortgage brokerage needs of residential and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Southern Connecticut market.

Investment Services

The Company does not engage in investment services.

 Investment Securities

Investment securities are held by the Company and the Bank with the objective of maximizing the long-term rate of return for shareholders.  Investments are overseen by the Board of Directors and a committee of officers who take into account returns, liquidity needs, and the overall asset/liability management of the Company and the Bank.  Permissible investments include debt securities such as U.S. Government securities, government-sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations.  The Bank’s current investment portfolio is limited to U.S. Government agency obligations and agency issued collateralized mortgage obligations, which have been classified as available for sale.  Accordingly, the principal risk associated with the Bank’s current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.  The Bank does not take credit risk for the purposes of increasing interest income.  Management continually reviews its portfolio and prevailing market conditions, and under certain market conditions, the Company’s strategy may be reviewed and revised by management and the board of directors.

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

New Haven county is currently served by approximately 271 offices of 26 commercial and savings banks.  The majority of these banks are substantially larger than the Bank expects to be in the near future, and are able to offer products and services which may be impractical for the Bank to provide at this time.  There are numerous banks and other financial institutions serving the communities surrounding New Haven, which also draw customers from New Haven, posing significant competition for the Bank to attract deposits and loans.  The Bank also experiences competition from out-of-state financial institutions with little or no traditional bank branches in New Haven.  Many of these banks and financial institutions are well established and better capitalized than the Bank, allowing them to provide a greater range of services.

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

 Employees

As of December 31, 2009, the Bank and Evergreen had 35 and 2 full-time equivalent employees, respectively.  Relationships with all employees are believed to be excellent.

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

The Company is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements.  As of December 31, 2009, the Company had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 11.99% and 13.25%, respectively, and a Leverage Ratio equal to 11.24%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines.

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

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations of the Securities and Exchange Commission, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.  On December 15, 2006, the Securities and Exchange Commission delayed the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act for non-accelerated filers to periods ending after December 15, 2007.  On January 31, 2008, the SEC proposed and on June 20, 2008 approved a further one-year delay from fiscal years ending after December 15, 2008 to fiscal years ending after December 15, 2009 for the auditors attestation report on internal controls over financial reporting. On October 2, 2009, the SEC announced a further six-month deferral from fiscal years ending on or after December 15, 2009 to fiscal years ending on or after June 15, 2010 for the auditors attestation report on internal controls over financial reporting. The six-month deferral was granted as a result of the issuance of the SEC’s cost-benefit study conducted by its Office of Economic Analysis. The study was conducted to determine whether additional guidance provided to company management and auditors in 2007 was effective in reducing the costs of compliance. Because the study was published less than three months before the December 15 deadline, the Commission determined that a six-month deferral is appropriate and reasonable so that small public companies and their auditors can better plan for the required auditor attestation. In accordance with the requirements of Section 404(a), Management’s report on internal controls is included herein at Item 9A(T).

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

The following table illustrates the Company's and the Bank's regulatory capital ratios at December 31:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2009	2008	Target Ratio	2009	2008	Target Ratio
Total Capital to Risk Weighted Assets	13.25%	18.46%	8.00%	12.39%	17.09%	8.00%
Tier 1 Capital to Risk Weighted Assets	11.99%	17.13%	4.00%	11.13%	15.96%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	11.24%	15.64%	4.00%	10.44%	14.55%	4.00%

As of December 31, 2009, the Bank and the Company were deemed to be well-capitalized institutions.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with its examination of a depository institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The FDIC is required to provide a written evaluation and make public disclosure of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  Institutions are evaluated and rated by the FDIC as “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Non Compliance.”  Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. In its most recent CRA evaluation, dated December 31, 2008, the Bank was rated as “Satisfactory.”

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

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions.  Among the numerous initiatives the United States government has taken in response to the financial crises affecting the banking system and financial markets, was the enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008.  The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 (which was subsequently extended to December 31, 2013 by the Helping Families Save Their Homes Act of 2009) as a way to instill confidence in the banking system.  On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited FDIC deposit insurance on funds in noninterest-bearing transaction deposit accounts that are not otherwise covered by the existing FDIC deposit insurance limit of $250,000.  The TLGP also provides that the FDIC will guarantee qualifying senior unsecured debt issued before June 2009 by participating banks and certain qualifying holding companies.  Participating institutions are assessed a surcharge of 10 basis points on the additional insured deposits and an assessment of 50 to 100 basis points on qualifying senior unsecured debt issued under the debt guarantee segment of the program.  The Bank elected to participate in both aspects of the TLGP and incurred the surcharge as a cost of such participation.

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

When practical, the Bank seeks to sublease space within the building that is not needed for operations.  The Bank of Southern Connecticut had no tenants during 2009.

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

Property in Clinton, Connecticut.  In June 2005, the Company purchased a one-acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  The net purchase price of the property was $495,000.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company in the sale of the property, and the property is classified as held for sale at December 31, 2009.

In August 2009, the Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut.  The lease is for an initial term of five years, with two successive five-year option periods.  Base rent is $24,000 annually until August 31, 2009.  The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal in the purchase the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes.

Item 3. Legal Proceedings.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to our business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is quoted on the NYSE Amex under the symbol "SSE."

The following table sets forth the high and low sales price per share of the Company’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31,2009	$8.90	$4.93
June 30, 2009	$5.70	$4.55
September 30, 2009	$6.25	$4.13
December 31, 2009	$4.65	$2.04

March 31,2008	$7.50	$6.73
June 30, 2008	$7.45	$6.95
September 30, 2008	$7.05	$5.48
December 31, 2008	$6.25	$1.40

Holders

There were approximately 100 registered shareholders of record of the Company’s Common Stock as of March 29, 2010.

Dividends

No cash dividends have been declared to date by the Company.  Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future.  The Company may, however, declare stock dividends at the discretion of its Board of Directors.  No stock dividends were declared in 2009 and 2008.

The Company’s only significant operating subsidiary during 2009 is the Bank.  The Company is dependent upon the ability of the Bank to declare and pay dividends to the Company.  The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to prohibit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits.  In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years.  “Net profits” is defined as the remainder of all earnings from current operations.  In some instances, the FDIC may impose further restrictions on dividends.  At December 31, 2009 and 2008, no cash dividends may be declared by the Bank without regulatory approval.

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

Overview

Southern Connecticut Bancorp, Inc. is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for The Bank of Southern Connecticut, a commercial bank serving New Haven, Connecticut and the surrounding communities.   The Bank of Southern Connecticut commenced operations on October 1, 2001. The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut and 100% of the capital stock of SCB Capital Inc., operating under the name “Evergreen Financial Services” (Evergreen), a mortage broker with its headquarters in New Haven, Connecticut.

The Company’s net loss for fiscal year 2009 was $2,907,000 (or basic and diluted loss per share of $1.08), compared to net income of $134,000 (or basic and diluted income per share of $0.05) in fiscal year 2008

The Company’s net loss for the year ended December 31, 2009 was largely attributable to a provision for loan losses of $1,992,000 for 2009 compared to $226,000 in 2008. The significant increase in the provision for loan losses during the 2009 is related to a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the year ended December 31, 2009 compared to 2008 were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income in 2008 included the gain on the sale of the New London branch; a decrease in loan fees attributable to a prepayment penalty received in 2008; and due to a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank, and there were no such expenses in 2009; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; decreases in advertising and promotional campaigns; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by the impairment write-down of goodwill relating to Evergreen; an increase in professional service fees; and by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as a special one-time assessment paid during 2009.

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

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company will merge with and into NVSL, with NVSL being the surviving corporation. See Note 18 to the Consolidated Financial Statements for additional information regarding the transaction.

Selected Operating and Balance Sheet Data –
Years Ended December 31, 2009 and December 31, 2008

Operating Data	2008	2008
Interest income	$6,425,869	$7,000,100
Interest expense	2,172,387	2,240,045
Net interest income	4,253,482	4,760,055
Provision for loan losses	1,992,113	226,019
Noninterest income	628,944	1,666,625
Noninterest expenses	5,797,738	6,066,912
Net (loss) income	(2,907,425)	133,749
Basic and diluted (loss) income per share	(1.08)	0.05

Balance sheet data
Cash and due from banks	$2,541,557	$5,267,439
Short-term investments	15,383,081	8,637,450
Interest bearing certificates of deposit	347,331	1,642,612
Investment securities	2,219,751	5,130,005
Loans, net	109,865,195	89,241,432
Total assets	135,610,178	114,916,562
Total deposits	117,555,542	93,970,024
Repurchase agreements	294,332	214,391
Total shareholders' equity	15,632,536	18,540,954
Book value per share	5.80	6.90

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

Assets

The Company’s total assets were $135.6 million as of December 31, 2009, an increase of $20.7 million over December 31, 2008 total assets of $114.9 million. $20.6 million of the increase in total assets during 2009 is attributable to an increase in loans receivable from December 31, 2008. Earning assets comprise $130.6 million of the total assets, and consist of short-term investments, interest-bearing certificates of deposit, securities and loans, which collectively increased $24.7 million from 2008.  The Company has maintained liquidity by maintaining balances in overnight Federal Funds sold and in short-term investments, primarily money market mutual funds, to provide funding for higher yielding loans as they are approved.  As of December 31, 2009 and 2008 short-term investments balances were $15.4 million and $8.6 million, respectively.  During the latter part of 2008, due to historically low returns available on federal funds sold, the Company focused on money market funds as a short-term investment strategy. Investment securities classified as available for sale were $2.2 million and $5.1 million as of December 31, 2009 and 2008, respectively.  The gross loan portfolio was $112.6 million and $90.4 million as of December 31, 2009 and 2008 respectively, an increase of $22.2 million. The allowance for loan losses increased $1.6 million to $2.8 million at December 31, 2009 compared to $1.2 million at the end of 2008.

Investments

The amortized cost of the Company’s investments decreased $2.9 million during 2009, representing the difference between securities that matured ($7.1 million) and were called ($5.0 million) and purchases of new securities ($9.2 million).

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2009, and the weighted average yield of such securities.  The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

		Over	Over
		One Year	Five Years				Weighted
	One Year	Through	Through	Over	No		Average
Available for sale	or Less	Five Years	Ten Years	Ten Years	Maturity	Total	Yield
U. S. Government sponsored
agency obligations	$-	$-	$2,126,216	$-	$-	$2,126,216	3.07%
Mortgage-backed securities	-	-	-	-	105,331	105,331	4.49%
Total	$-	$-	$2,126,216	$-	$105,331	$2,231,547

Weighted Average Yield	0.00%	0.00%	3.07%	0.00%	4.49%	3.13%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2009:

	Amortized	Fair
	Cost	Value
Federal National Mortgage Association	$2,126,216	$2,113,733

Please see also, “Notes to Consolidated Financial Statements.”

Loans

The Bank’s net loan portfolio was $109.9 million at December 31, 2009 versus $89.2 million at December 31, 2008, an increase of $20.7 million.  The Company attributes the 2009 loan growth to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses.  Management believes that the loan growth will continue as the Bank’s branch system deposit base grows and additional lending capacity is developed.  The Bank’s loans have been made to borrowers primarily in the New Haven market area.  There are no other significant loan concentrations in the loan portfolio.

The following table presents the maturities of loans in the Company’s portfolio at December 31, 2009 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total

Commercial loans secured
by real estate	$14,812,625	$42,490,005	$6,534,082	$63,836,712	56.60%
Commercial loans	30,742,366	11,365,251	1,785,574	43,893,191	38.92%
Construction loans	3,732,354	575,551	300,000	4,607,905	4.08%
Consumer installment loans	254,899	152,858	40,786	448,543	0.40%
Total	$49,542,244	$54,583,665	$8,660,442	$112,786,351	100.00%

Fixed rate loans	$15,010,814	$11,488,564	$4,707,011	$31,206,389
Variable rate loans	34,531,430	43,095,101	3,953,431	81,579,962
Total	$49,542,244	$54,583,665	$8,660,442	$112,786,351

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer installment loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Based upon this evaluation, management believes the allowance for loan losses of $2,768,000 or 2.46% of gross loans outstanding at December 31, 2009 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2008, the allowance for loan losses was $1,183,000 or 1.31% of gross loans outstanding.  The increase in the allowance is attributable to a $1,327,000 increase in the specific component of the allowance and a $258,000 increase in the general component of the allowance. The increase in the specific component is due to an increase in specific reserves totaling $1,420,000 for ten loans (five construction and land loans, four commercial real estate loans and one commercial loan secured by residential real estate) identified as impaired during the year ended December 31, 2009. This was partially offset by a decrease in specific reserves totaling $5,000,for loans that were impaired, at both December 31, 2009 and December 31, 2008; and by $88,000 for loans charged off during the year that were classified as impaired at December 31, 2008. The increase in the general component of the reserve is primarily due to an increase in the reserve factors and increased loan volume, partially offset by the reclassification of thirteen loans to impaired loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers all non-accrual loans and troubled-debt restructured loans to be impaired.  In most cases, loan payments that are past due less than 90 days and the related loans are not considered to be impaired.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision for loan losses	1,992,113	226,019
Recoveries of loans previously charged-off:
Commercial	10,000	37,109
Consumer	563	-
Total recoveries	10,563	37,109
Loans charged-off:
Commercial loans secured by real estate	(413,839)	(90,215)
Commercial	(2,300)	-
Consumer	(1,339)	(246,509)
Total charge-offs	(417,478)	(336,724)

Balance at end of year	$2,768,567	$1,183,369
Net charge-offs to average loans	(0.42%)	(0.36%)

Allocation of the Allowance for Loan Losses at December 31. 2009 and 2008:

	2009		2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Balance	Total Loans	Balance	Total Loans
Commercial loans secured by real estate	$1,530,085	56.60%	$528,754	50.22%
Commercial loans	1,140,924	38.92%	530,088	41.57%
Construction and land loans	90,274	4.08%	114,340	7.18%
Consumer home equity loans	-	0.00%	6,890	0.42%
Consumer installment loans	7,284	0.40%	3,297	0.61%
	$2,768,567	100.00%	$1,183,369	100.00%

Non-Accrual, Past Due and Restructured Loans

The following represents non-accrual and past due loans at December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
Non-accrual loans	$5,363,061	$881,948

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$483,897	$195,822
Matured loans pending renewal and still accruing	-	188,620
Total	$483,897	$384,442

In 2009 and 2008, there were no loans considered “troubled debt restructurings.”

Potential Problem Loans

At December 31, 2009, the Bank had loans totaling $1.0 million, which were not disclosed in the table above, and were not on non-accrual status, but were deemed to be impaired. The loans were current with respect to principal and interest. Management of the Company has reviewed the collateral for the loans and considers the current specific reserves, if any, on the loans to be adequate to cover potential losses related to the relationships.

Deposits

Total deposits were $117.6 million at December 31, 2009, an increase of $23.6 million (25.1%) in comparison to total deposits at December 31, 2008 of $94.0 million.  The overall growth in deposit balances occurred primarily during the first six months of 2009 to fund anticipated increased loan volume. Non-interest bearing deposits were $29.8 million at December 31, 2009, an increase of $1.6 million (5.7%) from $28.2 million at December 31, 2008. The balance of interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings deposits increased $3.6 million, or 10.8%, to $37.4 million at December 31, 2009 from $33.8 million at December 31, 2008.  Time deposits increased to $50.3 million at December 31, 2009 from $32.0 million at December 31, 2008, an $18.3 million (57.2%) increase.  Included in time deposits at December 31, 2009 is $14.0 million in brokered deposits, which includes the Company’s placement of $3.4 million in customer deposits and purchase of $3.5 million in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.  As of December 31, 2009, core deposits represented 57.2% of total deposits compared to 66.0% at December 31, 2008. The decrease in core deposits as a percentage of total deposits is due to seasonal fluctuations in deposit levels as well as the effect of reduced economic activity in general, on the Bank’s customer’s businesses.

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

As of December 31, 2009 the Bank's maturities of time deposits were:

	$100,000	Less than
	or greater	$100,000	Totals
( Thousands of dollars)
Three months or less	$4,196	$2,260	$6,456
Over three months to six months	2,873	5,505	8,378
Over six months to one year	9,217	9,495	18,712
Over one year to two years	2,930	4,513	7,443
Over two years to three years	2,843	4,842	7,685
Over three years	454	1,171	1,625
	$22,513	$27,786	$50,299

Other

The increase in Other Assets of $457,000 is due mainly to the prepayment in December 2009 of FDIC insurance premiums totaling $678,000, partially offset by the write-down in 2009 of $238,000 in Goodwill recorded by the Company related to the Evergreen asset purchase in 2008.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2009 and 2008.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2009			2008
							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)(2)	$97,773	$6,102	6.24%	$84,106	$6,334	7.53%	$(232)
Short-term and other investments	22,023	203	0.92%	10,120	266	2.63%	(63)
Investments	3,353	121	3.61%	5,051	196	3.88%	(75)
Federal funds sold	-	-	-	7,497	204	2.72%	(204)
Total interest earning assets	123,149	6,426	5.22%	106,774	7,000	6.56%	(574)

Cash and due from banks	4,362			4,387
Premises and equipment, net	2,625			2,974
Allowance for loan losses	(2,522)			(1,213)
Other	2,319			1,995
Total assets	$129,933			$114,917
Interest bearing liabilities
Time certificates	$47,288	1,457	3.08%	$29,904	1,251	4.18%	206
Savings deposits	1,907	20	1.05%	1,557	21	1.35%	(1)
Money market / checking deposits	34,318	514	1.50%	35,661	783	2.20%	(269)
Capital lease obligations	1,178	176	14.94%	1,184	176	14.86%	-
Repurchase agreements	764	6	0.79%	567	9	1.59%	(3)

Total interest bearing liabilities	85,455	2,173	2.54%	68,873	2,240	3.25%	(67)

Non-interest bearing deposits	26,792			25,170
Accrued expenses and other liabilities	1,058			1,281
Shareholder's equity	16,628			19,593
Total liabilities and equity	$129,933			$114,917
Net interest income		$4,253			$4,760		$(507)

Interest spread			2.68%			3.31%
Interest margin			3.45%			4.46%	-

(1) Average balance includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

Rate Volume Variance Analysis

The following table summarizes the variance in interest income and expense for 2009 and 2008 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2009 vs 2008
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$943	$(1,175)	$(232)
Short-term and other investments	182	(245)	(63)
Investments	(62)	(13)	(75)
Federal funds sold	(204)	-	(204)
Total interest earning assets	859	(1,433)	(574)

Interest bearing liabilities
Time certificates	595	(389)	206
Savings deposits	4	(5)	(1)
Money market / checking deposits	(29)	(240)	(269)
Capital lease obligations	(1)	1	-
Repurchase agreements	2	(5)	(3)
Total interest bearing liabilities	571	(638)	(67)
Net interest income	$288	$(795)	$(507)

The decrease in net interest income during 2009 reflects the decrease in the yields on earning assets from 6.56% in 2008 to 5.22% in 2009, partially offset by an increase in total average interest earning asset balances from 2008, as the average interest earning assets in 2009 of $123.1 million were 15% higher than 2008. The decline in interest income attributable to average interest earning assets was partially offset by the combined effects of a decrease in rates on interest bearing liabilities from 3.25% in 2008 to 2.54% in 2009 and a $16.6 million increase in average interest bearing liabilities from $68.9 million in 2008 to $85.5 million in 2009.  Overall, the change in interest income attributed to volume increases was $288,000 offset by a decrease of $795,000 due to the decrease in interest rates. Interest income from interest earning assets in 2009 compared to 2008 declined $1.4 million due to rates and increased $859,000 due to volume.  Variances in the 2009 cost of interest bearing liabilities in comparison to 2008 were due to decreased rate considerations of $638,000 offset by increased volume considerations of $571,000.

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

The following are measurements of the Company’s results of operations in relation to assets and equity, and average equity to average assets for the years ended December 31, 2009 and 2008:

	2009	2008
(Loss) income on average assets	(2.24%)	0.12%
(Loss) income on average equity	(17.50%)	0.68%
Average equity to average assets	12.79%	17.05%

Results of Operations

The Company’s net loss for fiscal year 2009 was $2,907,000 (or basic and diluted loss per share of $1.08), compared to net income of $134,000 (or basic and diluted income per share of $0.05) in fiscal year 2008.

The Company’s net loss for the year ended December 31, 2009 was largely attributable to a provision for loan losses of $1,992,000 for 2009 compared to $226,000 for 2008. The significant increase in the provision for loan losses during 2009 is related to a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the year ended December 31, 2009 compared to 2008 were influenced by the following factors:

•	Net interest income decreased due primarily to lower yields on interest earning assets, offset partially by lower costs on interest bearing liabilities and changes in asset and liability volumes;
•
Noninterest income decreased because noninterest income in 2008 included the gain on the sale of the New London branch; a decrease in loan fees attributable to a prepayment penalty received in 2008; and due to a decrease in service charges and fees, resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased due to lower salaries and benefits resulting from reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009. In addition, salaries and benefits expense for 2008 included expenses related to separation payments made to the former Chief Executive Officer and President of the Bank, and there were no such expenses in 2009; expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts; decreases in advertising and promotional campaigns; and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. These decreases were partially offset by the impairment write-down of goodwill relating to Evergreen; an increase in professional service fees; and by higher FDIC insurance premiums due to an increase in assessment rates and deposit balances subject to assessment, as well as a special one-time assessment paid during 2009.

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

For the year ended December 31, 2009, net interest income was $4,253,000 versus $4,760,000 for the same period in 2008. The $507,000 (or 10.6%) decrease was the result of a $574,000 decrease in interest income and a $67,000 decrease in interest expense.  This net decrease was primarily the result of decreases in rates, partially offset by increases in volume, on both interest earning assets and interest bearing liabilities.

The Company’s average total interest earning assets were $123.1 million during the year ended December 31, 2009 compared to $106.8 million for the same period in 2008, an increase of $16.3 million (or 15.3%). The increase in average interest earning assets of $16.3 million was comprised of increases in average balances of loans of $13.7 million and short-term and other investments of $11.9 million, partially offset by decreases in average balances of federal funds sold of $7.5 million and investments of $1.6 million.

The yield on average interest earning assets for the year ended December 31, 2009 was 5.22% compared to 6.56% for 2008, a decrease of 134 basis points.  The decrease in the yield on average earning assets reflects the impact of reductions in the FOMC rates, particularly in the prime lending rate, LIBOR and the Bank’s base lending rate; as well as an increase in non-performing assets and an increasingly competitive market to attract new loans.

The combined effects of the 134 basis point decrease in yield on average interest earning assets and the $16.3 million increase in average balances of interest earning assets resulted in the $574,000 decrease in interest income between the year ended December 31, 2009 and the year ended December 31, 2008.

The average balance of the Company’s interest bearing liabilities was $85.5 million during the year ended December 31, 2009 compared to $68.9 million for 2008, an increase of $16.6 million (or 24.1%). The cost of average interest bearing liabilities decreased 71 basis points to 2.54% during the year ended December 31, 2009 compared to 3.25% for the same period in 2008, which was primarily due to a general decrease in market interest rates.

The combined effects of the 71 basis point decrease in yield on average interest bearing liabilities and the $16.6 million increase in average balances of interest bearing liabilities resulted in the $67,000 decrease in interest expense between the year ended December 31, 2009 and the year ended December 31, 2008.

Provision for Loan Losses

The Bank’s provision for loan losses was $1,992,000 for the year ended December 31, 2009, as compared to $226,000 for the year ended December 31, 2008. The significant increase in the provision for loan losses during the year ended December 31, 2009 was primarily related to specific reserves established for a group of ten impaired loans that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

Noninterest Income

Total noninterest income was $629,000 for the year ended December 31, 2009 compared to $1,667,000 for the same period in 2008. Noninterest income in 2008 included an $875,000 gain on the sale of the Bank’s New London branch. Service charges and fees decreased $70,000 due to changes in business practices of customers of the Bank during the year ended December 31, 2009. Other non-interest income decreased to $122,000 in 2009 from $215,000 in 2008, due to decreases in loan prepayment fees ($74,000), insurance commissions ($9,000), letter of credit fees ($10,000), and other fees ($29,000), partially offset by increases in other loan and SBA servicing related fees ($29,000).

Noninterest Expenses

Total noninterest expenses were $5,798,000 for the year ended December 31, 2009 compared to $6,067,000 for 2008, a decrease of $269,000 or 4.4%.

Salaries and benefits expense for the year ended December 31, 2009 was $3,089,000 versus $3,688,000 for the same period in 2008. Salaries and benefits expense decreased $599,000, or 16.2%, primarily because of expense savings related to reductions in staff, both from the sale of the New London branch and other reductions, and the elimination of certain employee benefits and bonuses in 2009, as well as the reduction relating to separation payments made to the former Chief Executive Officer and President of the Bank in 2008, with no such expenses incurred in 2009.

FDIC insurance expense increased by $167,000 from $79,000 to $246,000 primarily due to increased assessment rates and deposit balances subject to assessment, as well as a one time special assessment of five basis points based upon deposit balances on June 30, 2009. The Temporary Liquidity Guarantee Program announcement by the FDIC on October 17, 2008 provided banks with the option to fully insure non-interest bearing transaction deposit accounts. The Bank elected to participate in the program, resulting in a 10 basis point annual rate surcharge applied to balances in such accounts over $250,000, beginning in 2009.

Professional services for the year ended December 31, 2009 increased by $152,000 from $358,000 to $510,000, primarily due to an increase in legal fees related to the merger announced on February 22, 2010 (see Note 18 to the Consolidated Financial Statements) and accounting fees, partially offset by a reduction in other professional fees.

Other operating expenses increased by $61,000 to $846,000 for the year ended December 31, 2009, compared to the same period in 2008. The increase is primarily due to the $238,000 impairment write-down of goodwill relating to Evergreen, partially offset by expense reductions attributable to lower negotiated rates on certain insurance and telecommunications service contracts, and expense savings related to printing the Company’s 2009 shareholders’ letter and proxy statement. The goodwill impairment recognized was due to the recurring operating losses incurred by Evergreen since its acquisition, and the uncertainty that such results were not likely to improve in the near future.

Off-Balance-Sheet Arrangements

See Note 13 to the accompanying Consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

The Company’s liquidity position as of December 31, 2009 and 2008  consisted of liquid assets totaling $20.4 million and $20.7 million, respectively.  This represents 15.1% and 18.0% of total assets at December 31, 2009 and 2008, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, federal funds sold, short-term investments, interest-bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following table illustrates the Company's and the Bank's regulatory capital ratios at December 31:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2009	2008	Target Ratio	2009	2008	Target Ratio
Total Capital to Risk Weighted Assets	13.25%	18.46%	8.00%	12.39%	17.09%	8.00%
Tier 1 Capital to Risk Weighted Assets	11.99%	17.13%	4.00%	11.13%	15.96%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	11.24%	15.64%	4.00%	10.44%	14.55%	4.00%

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

Impact of Inflation and Changing Prices

The Company’s consolidated financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  Notwithstanding this fact, inflation can directly affect the value of loan collateral, in particular, real estate.  Inflation, or disinflation, could significantly affect the Company’s earnings in future periods.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 29, 2010 are included as part of this Form 10-K following page 46 hereof.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the President and Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated into this Form 10-K by reference from the sections captioned “Proposal 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” in the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from the sections captioned “Executive Compensation” and “Director Compensation” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2009:

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
	(a)	(b)	plans (excluding
			securities reflected in
			column (a)

Equity Compensation Plans	202,201	$7.79	257,971
approved by security holders

Equity Compensation Plan	77,184	$10.39	0
not approved by security
holders (1)

Total	279,385	$8.51	257,971
(1) The Company adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001, respectively.  The Warrant Plans were not approved by security holders.  Under the Warrant Plans, each director of the Company, other than Mr. Joseph V. Ciaburri (who served as the Chairman of the board of directors of the Company at the time), and each director of the Bank who is not a director of the Company, as of the initial public offering of the Company in July 2001, received a warrant to purchase one share of the Company common stock for each four shares purchased in the offering by such director or members of such director’s immediate family.  Under the 2001 Supplemental Warrant Plan, certain organizers of the Company who are not directors, officers or employees of the Company or the Bank but who made contributions to the Company’s enterprise received a warrant to purchase one share of the Company common stock for each five shares purchased in the offering by such person or member of such person’s immediate family.  The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which the Company’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. As of December 31, 2009, the warrants are fully exercisable.

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

Item 14. Principal Accountant Fees and Services.

McGladrey & Pullen, LLP and RSM McGladrey, Inc. provide audit, audit-related and tax advisory and tax return preparation services for the Company and The Bank of Southern Connecticut.  The following table summarizes the fees provided in 2009 and 2008, respectively:

	2009	2008
Audit fees	$128,580	$139,609
Audit Related Fees	None	None
Tax fees	11,900	10,900
All Other fees	1,700	2,733

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of consolidated financial statements included in quarterly reports on Form 10-Q and annual reports on Form 10-K, and services connected with statutory and regulatory filings or engagements.  Audit-related fees are principally for consultations on various accounting and reporting matters.  Tax service fees consist of fees for tax return preparation for the Company. All other fees consist of consultations related to Sarbanes-Oxley Act Section 404 implementation.

The audit committee of the Company’s Board of Directors has established policies and procedures for the engagement of the independent registered public accounting firm to provide non-audit services, including a requirement for approval in advance of all non-audit services to be provided by the independent auditor.  To ensure that this does not restrict access to the independent registered public accounting firm by management on matters where the advice and consultation of the independent registered public accounting firm is sought by management and such advice or consultation, in the opinion of management, cannot practically be delayed pending pre-approval by the audit committee, the committee authorizes management to use their judgment and retain the independent auditor for such matters and consider such services to be pre-approved provided the estimated cost of such services does not exceed 5% of the annual fees paid to the independent registered public accounting firm and such services are formally approved by the audit committee at its next meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules:

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

2.1
Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2010)

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 6, 2007)

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

10.7	Registrant’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001) #

10.8	Registrant’s 2001 Warrant Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on April 30, 2001) #

10.9	Registrant’s 2001 Supplemental Warrant Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB filed on March 29, 2002) #

10.10	Registrant’s 2002 Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002) #

10.11
Form of Stock Option Agreement for Non-qualified Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.12
Form of Stock Option Agreement for Incentive Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.13
Consulting agreement dated March 1, 2007, by and among the Registrant and The Bank of Southern Connecticut and Joseph V. Ciaburri (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB filed on March 28, 2007) #

10.14
Employment Agreement dated February 8, 2008, effective January 1, 2008, by and among the Registrant and The Bank of Southern Connecticut and John Howard Howland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2008)

10.15
Employment Agreement dated May 5, 2008, effective May 5, 2008, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2008)

10.16
Employment Agreement, effective January 1, 2010, by and among the Registrant and The Bank of Southern Connecticut and John H. Howland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2009) #

10.17
Employment Agreement, effective January 1, 2010, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2009) #

10.18	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on January 13, 2006) #

10.19
Form of Common Stock Award Agreement for Restricted Stock Awards granted under the 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on January 13, 2006) #

14.	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

21.	Subsidiaries (filed herewith)

23.	Consent of McGladrey & Pullen, LLP (filed herewith)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by President and Chief Operating Officer (filed herewith)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by President and Chief Operating Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

# Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.
(Registrant)

By:	/s/ JOHN HOWARD HOWLAND
Name: John Howard Howland
Title: President and Chief Operating Officer

Date: March 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ John Howard Howland	March 29, 2010
John H. Howland	Date
President and Chief Operating Officer

/s/ Stephen V. Ciancarelli	March 29, 2010
Stephen V. Ciancarelli	Date
Senior Vice President and Chief Financial Officer

/s/ Elmer F. Laydon	March 29, 2010
Elmer F. Laydon	Date
Chairman and Director

/s/ Alphonse F. Spadaro, Jr.	March 29, 2010
Alphonse F. Spadaro, Jr.	Date
Vice Chairman and Director

/s/ Carl R. Borrelli	March 29, 2010
Carl R. Borrelli	Date
Director

/s/ James S. Brownstein, Esq.	March 29, 2010
James S. Brownstein, Esq.	Date
Director

/s/ Alfred J. Ranieri, Jr.	March 29, 2010
Alfred J. Ranieri, Jr.	Date
Director

/s/ Joshua H. Sandman, Ph.D.	March 29, 2010
Joshua H. Sandman, Ph.D.	Date
Director

/s/ Anthony M. Avellani	March 29, 2010
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

FINANCIAL STATEMENTS
December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Southern Connecticut Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” and accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 29, 2010

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008

ASSETS	2009	2008
Cash and due from banks (Note 2)	$2,541,557	$5,267,439
Short-term investments	15,383,081	8,637,450
Cash and cash equivalents	17,924,638	13,904,889

Interest bearing certificates of deposit	347,331	1,642,612
Available for sale securities (at fair value) (Note 3)	2,219,751	5,130,005
Federal Home Loan Bank stock (Note 7)	66,100	66,100
Loans receivable (Note 4)
Loans receivable	112,633,762	90,424,801
Allowance for loan losses	(2,768,567)	(1,183,369)
Loans receivable, net	109,865,195	89,241,432
Accrued interest receivable	480,497	411,729
Premises and equipment (Note 5)	2,485,797	2,754,153
Other assets held for sale (Note 17)	372,758	374,920
Other assets	1,848,111	1,390,722
Total assets	$135,610,178	$114,916,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	2009	2008
Deposits (Note 6)
Noninterest bearing deposits	$29,834,836	$28,214,381
Interest bearing deposits	87,720,706	65,755,643
Total deposits	117,555,542	93,970,024

Repurchase agreements	294,332	214,391
Capital lease obligations (Note 8)	1,175,263	1,180,938
Accrued expenses and other liabilities	952,505	1,010,255
Total liabilities	119,977,642	96,375,608

Commitments and Contingencies (Notes 7, 8, and 13)

Shareholders' Equity (Notes 10 and 14)
Preferred stock, no par value; shares authorized: 500,000;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2009 2,695,902; 2008 2,688,152	26,959	26,882
Additional paid-in capital	22,560,100	22,521,164
Accumulated deficit	(6,942,727)	(4,035,302)
Accumulated other comprehensive (loss) income - net unrealized (loss) gain
on available for sale securities	(11,796)	28,210
Total shareholders' equity	15,632,536	18,540,954

Total liabilities and shareholders' equity	$135,610,178	$114,916,562

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	December 31,
	2009	2008

Interest Income:
Interest and fees on loans	$6,102,192	$6,333,993
Interest on securities	120,944	195,748
Interest on Federal funds sold and short-term and other investments	202,733	470,359
Total interest income	6,425,869	7,000,100

Interest Expense:
Interest expense on deposits (Note 6)	1,990,314	2,055,427
Interest expense on capital lease obligations	175,641	176,110
Interest expense on repurchase agreements and other borrowings	6,432	8,508
Total interest expense	2,172,387	2,240,045

Net interest income	4,253,482	4,760,055

Provision for loan losses (Note 4)	1,992,113	226,019

Net interest income after provision for loan losses	2,261,369	4,534,036

Noninterest Income:
Service charges and fees	506,944	576,801
Gain from sale of branch (Note 17)	-	874,912
Other noninterest income	122,000	214,912
Total noninterest income	628,944	1,666,625

Noninterest Expenses:
Salaries and benefits	3,089,483	3,688,383
Occupancy and equipment	677,803	684,817
Professional services	510,431	358,122
Data processing and other outside services	412,684	397,464
Advertising and promotional expenses	14,321	73,641
FDIC Insurance	246,533	79,068
Other operating expenses	846,483	785,417
Total noninterest expenses	5,797,738	6,066,912

Net (loss) income	$(2,907,425)	$133,749

Basic and diluted (loss) income per share	$(1.08)	$0.05

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2007	2,969,714	$29,697	$24,263,531	$(4,169,051)	$(39,694)	$20,084,483

Comprehensive income:
Net income	-	-	-	133,749	-	133,749
Unrealized holding gain on available for
sale securities	-	-	-	-	67,904	67,904
Total comprehensive income						201,653

Restricted stock compensation (Note 10)	6,750	68	54,943	-	-	55,011
Stock option compensation (Note 10)			20,119	-	-	20,119
Stock repurchase (Note 10)	(288,312)	(2,883)	(1,817,429)	-	-	(1,820,312)

Balance, December 31, 2008	2,688,152	26,882	22,521,164	(4,035,302)	28,210	18,540,954

Comprehensive loss:
Net loss	-	-	-	(2,907,425)	-	(2,907,425)
Unrealized holding loss on available for
sale securities	-	-	-	-	(40,006)	(40,006)
Total comprehensive loss						(2,947,431)

Restricted stock compensation (Note 10)	7,750	77	53,781	-	-	53,858
Stock option compensation (Note 10)	-	-	(14,845)	-	-	(14,845)

Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	$(6,942,727)	$(11,796)	$15,632,536

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operations
Net (loss) income	$(2,907,425)	$133,749
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and accretion of premiums and discounts on investments, net	26,369	3,575
Provision for loan losses	1,992,113	226,019
Gain on sale of branch	-	(874,912)
Share based compensation	39,013	75,130
Loans originated for sale, net of principal payments received	-	(58,513)
Depreciation and amortization	290,191	300,165
Increase in cash surrender of life insurance	(40,684)	(46,444)
Write-down of other assets held for sale	2,162	40,000
Changes in assets and liabilities:
Increase in deferred loan fees	53,995	25,299
(Increase) decrease in accrued interest receivable	(68,768)	121,961
Increase in other assets	(416,705)	(96,364)
Decrease in accrued expenses and other liabilities	(57,750)	(432,443)
Net cash used in operating activities	(1,087,489)	(582,778)

Cash Flows From Investing Activities
Purchases of interest bearing certificates of deposit	-	(1,642,612)
Proceeds from maturities of interest bearing certificates of deposit	1,295,281	-
Purchases of available for sale securities	(9,206,124)	(11,500,000)
Principal repayments on available for sale securities	3	3
Proceeds from maturities / calls of available for sale securities	12,050,000	11,700,000
Net payments on sale of branch	-	(495,521)
Net increase in loans receivable	(23,198,121)	(10,333,247)
Purchases of premises and equipment	(21,835)	(113,971)
Proceeds from the sale of other real estate owned	528,250	-
Acquisiton of mortgage broker	-	(130,094)
Net cash used in investing activities	(18,552,546)	(12,515,442)

Cash Flows From Financing Activities
Net increase (decrease) in demand, savings and money market deposits	5,286,573	(4,732,082)
Net increase in certificates of deposit	18,298,945	543,614
Net increase (decrease) in repurchase agreements	79,941	(329,950)
Principal repayments on capital lease obligations	(5,675)	(5,105)
Stock repurchased	-	(1,820,312)
Net cash provided by (used in) financing activities	23,659,784	(6,343,835)

Net increase (decrease) in cash and cash equivalents	4,019,749	(19,442,055)
Cash and cash equivalents
Beginning	13,904,889	33,346,944

Ending	$17,924,638	$13,904,889
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2009 and 2008

	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,123,546	$2,247,054

Income taxes	$750	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assets and Liabilities transferred in sale of branch:
Premises and equipment	$-	$644,723

Loans receivable	$-	$7,248,744

Deposits	$-	$9,263,900

Transfer of loans held for sale to loans receivable	$-	$413,119

Transfer of loans receivable to Other Real Estate Owned	$528,250	$-

Unrealized holding (losses) gains on available for sale securities arising
during the period	$(40,006)	$67,904

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Financial Accounting Standard Board’s (“FASB’s”) single source of authoritative U.S. accounting and reporting standards applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature.  The adoption of this ASC topic changed the applicable citations and naming conventions used when referencing generally accepted accounting principles.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Interest-bearing certificates of deposit

Interest-bearing certificates of deposit are carried at cost. At December 31, 2009 the balance in interest-bearing cerificates of deposit was $347,000, which consisted of fixed rate certificates of deposit which mature in March 2010 ($248,000) and June 2013 ($99,000).

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment.  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security, and it is more-likely-than-not the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections discounted at the applicable original yield of the security.  The adoption of the other-than-temporary impairment accounting guidance had no impact on the Company’s consolidated financial statements.

Prior to the adoption of the recent accounting guidance on April 1, 2009, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The sale of a held-to-maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Loans held for sale

Loans held for sale, if any, are primarily the guaranteed portions of SBA loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value.  Gains and losses on sales of loans are determined by the difference between the sales proceeds and the carrying value of the loans.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

In June 2009, the FASB issued guidance which modifies certain guidance relating to transfers and servicing of financial assets.  This guidance eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  This guidance is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of loans, a portion of the original cost of the loan is allocated to the servicing right, and if the pass-through rate to the investor is less than the note rate, to an interest-only strip, based on relative fair value.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing and interest income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing and interest income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  Capitalized servicing assets are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Interest only strips are also reported in other assets and are amortized into other noninterest income under the same method as servicing assets.

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
December 31, 2009 and 2008

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income, and the amortization of interest-only strips is netted against other noninterest income.

Loans receivable

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs.

Interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer installment loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in operations.  Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Goodwill

During 2008, in connection with a business combination, the Company recorded goodwill. Goodwill represents the cost of acquired assets in excess of value ascribed to net tangible assets. Goodwill is not amortized, but is evaluated for impairment annually. Goodwill recorded on the business combination of $238,440, which had been included in other assets, was written off during 2009 based upon management’s annual impairment evaluation performed in December 2009. The write down of goodwill is included in other operating expenses at December 31, 2009.

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

When tax returns are filed, it is highly certain that some positions  taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit more than fifty percent likely of being realized upon settlement with the applicable taxing authority. The Company recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. The Company’s open tax years that remain subject to examination by the relevant taxing authorities are 2006, 2007 and 2008.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Interest and penalties related to income taxes, if any, are recorded within the provision for income taxes.

Share-based compensation

The Company accounts for share-based compensation transactions at fair value and recognizes the related expense in the consolidated statement of operations.

Related party transactions

Directors and officers of the Company and the Bank and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future.  Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not directors or officers.  In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility or favored treatment or terms, or present other unfavorable features.  Note 15 contains details regarding related party transactions.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in certain instances, there are no quoted market prices for certain assets or liabilities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.

The Company’s fair value measurements are classified into a fair value hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  The three categories within the hierarchy are as follows:

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

Prior to 2009, the fair value guidance only pertained to financial assets and liabilities.  In January 2009, the provisions of the fair value accounting guidance became effective for nonfinancial assets and liabilities.  The Company adopted these provisions in 2009.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

In April 2009, the FASB issued guidance which addressed concerns that fair value measurements emphasized the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active.   This guidance relates to the following: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b).  The Company adopted this new guidance in 2009, and the adoption had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued guidance which amends the existing guidance related to Fair Value Measurements and Disclosures.  The amendments will require the following new fair value disclosures:

•	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers.

•
In the rollforward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements, as follows:

•	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the statement of financial position.

•
Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

See Note 16 for additional information regarding fair value.

Subsequent events

In May 2009, the FASB issued guidance relating to accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The guidance became effective for the Company during the year ended December 31, 2009.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Reclassifications

Certain 2008 amounts have been reclassified to conform with the 2009 presentation. Such reclassifications had no effect on 2008 net income.

Note 2.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its  transaction accounts and non-personal time deposits.  At December 31, 2009 and 2008, the Company was required to have cash and liquid assets of approximately $536,000 and $428,000, respectively, to meet these requirements.  In addition, at both December 31, 2009 and 2008, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes.

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2009 and 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Government Agency Obligations	$2,126,216	$-	$(12,483)	$2,113,733
U.S. Government Agency Mortgage Backed Securities	105,331	687	-	106,018
	$2,231,547	$687	$(12,483)	$2,219,751

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
U.S. Government Agency Obligations	$4,996,409	$28,552	$-	$5,024,961
U.S. Government Agency Mortgage Backed Securities	105,386	-	(342)	105,044
	$5,101,795	$28,552	$(342)	$5,130,005

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2009 and 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2009	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Agency obligations	$2,113,733	$12,483	$-	$-	$2,113,733	$12,483
Totals	$2,113,733	$12,483	$-	$-	$2,113,733	$12,483

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2008	Value	Loss	Value	Loss	Value	Loss
U.S. Government
mortgage-backed securities	$-	$-	$105,044	$342	$105,044	$342
Totals	$-	$-	$105,044	$342	$105,044	$342

At both December 31, 2009 and 2008, the Company had 2 available for sale securities in an unrealized loss position.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

The amortized cost and fair value of available for sale debt securities at December 31, 2009 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value
Maturity:
Over 10 years	$2,126,216	$2,113,733
Mortgage-backed securities	105,331	106,018
	$2,231,547	$2,219,751

At December 31, 2009 and 2008, available for sale securities with a carrying value of $2,219,751 and $3,117,504, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

There were no sales of available for sale securities in 2009 and 2008.

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company's loan portfolio at December 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Commercial loans secured by real estate	$63,836,712	$45,462,172
Commercial loans	43,893,191	37,625,274
Construction and land loans	4,607,905	6,500,111
Consumer home equity loans	-	383,682
Consumer installment loans	448,543	552,156
Total loans	112,786,351	90,523,395
Net deferred loan fees	(152,589)	(98,594)
Allowance for loan losses	(2,768,567)	(1,183,369)
Loans receivable, net	$109,865,195	$89,241,432

The Company services certain loans that it has sold without recourse to third parties.  The aggregate of loans serviced for others approximated $9,448,000 and $4,574,000 as of December 31, 2009 and 2008, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2009 and 2008, was $17,248 and $26,302, respectively.  No impairment charges related to servicing rights were recognized during the years ended December 31, 2009 and 2008.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance at beginning of year	$1,183,369	$1,256,965
Provision for loan losses	1,992,113	226,019
Recoveries of loans previously charged-off:
Commercial	10,000	37,109
Consumer	563	-
Total recoveries	10,563	37,109
Loans charged-off:
Commercial loans secured by real estate	(413,839)	(90,215)
Commercial	(2,300)	-
Consumer	(1,339)	(246,509)
Total charge-offs	(417,478)	(336,724)

Balance at end of year	$2,768,567	$1,183,369

At December 31, 2009 and 2008, the unpaid principal balances of loans placed on nonaccrual status were $5,363,061 and $881,948, respectively. In 2009 and 2008, there were no loans considered “troubled debt restructurings”. Accruing loans contractually past due 90 days or more were $483,897 and $384,442 at December 31, 2009 and 2008, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 2009 and 2008:

	2009	2008
Impaired loans for which there is a specific allowance	$4,634,634	$538,727

Impaired loans for which there is no specific allowance	$2,469,484	$1,957,926

Allowance for loan losses related to impaired loans	$1,489,255	$162,571

Average recorded investment in impaired loans	$5,775,813	$1,978,934

Interest income collected and recognized on impaired loans was $149,040 and $143,278 in 2009 and 2008, respectively.  If nonaccrual loans had been current throughout their terms, additional interest income of approximately $410,907 and $111,212 would have been recognized in 2009 and 2008, respectively.  The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Note 5.    Premises and Equipment

At December 31, 2009 and 2008, premises and equipment consisted of the following:

	2009	2008

Land	$255,766	$255,766
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	681,142	678,492
Leasehold improvements	1,027,390	1,027,390
Furniture and fixtures	527,969	527,969
Equipment	932,371	913,186
Software	91,134	91,134
	4,707,808	4,685,973
Less accumulated depreciation and amortization	(2,222,011)	(1,931,820)
	$2,485,797	$2,754,153

For the years ended December 31, 2009 and 2008, depreciation and amortization expense related to premises and equipment totaled $290,191 and $300,165, respectively.

Premises under capital lease of $1,192,036, and related accumulated amortization of $463,301 and $403,699, as of December 31, 2009 and 2008, respectively, are included in premises and equipment.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 6.    Deposits

At December 31, 2009 and 2008, deposits consisted of the following:
	2009	2008
Noninterest bearing	$29,834,836	$28,214,381
Interest bearing:
Checking	8,604,111	5,685,490
Money Market	26,434,495	26,578,024
Savings	2,383,404	1,492,378
Time certificates, less than $100,000 (1)	27,785,391	18,066,157
Time certificates, $100,000 or more (2)	22,513,305	13,933,594
Total interest bearing	87,720,706	65,755,643
Total deposits	$117,555,542	$93,970,024

(1) Included in time certificates of deposit, less than $100,000, at December 31, 2009 and December 31, 2008 were brokered deposits totaling $9,015,482 and $5,731,302, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at December 31, 2009 and December 31, 2008 were brokered deposits totaling $4,991,718 and $2,740,969, respectively.

Brokered deposits at December 31, 2009 and December 31, 2008 represented:
	2009	2008
Bank customer time certificates of deposit placed
through CDARS to ensure FDIC coverage	$3,369,729	$2,201,901
Time certificates of deposit purchased by the
Bank through CDARS	3,544,135	1,999,235
Other brokered time certificates of deposit	7,093,336	4,271,135
Total brokered deposits	$14,007,200	$8,472,271

Contractual maturities of time certificates of deposit as of December 31, 2009 are summarized below:
Due within:
1 year	$33,545,270
1-2 years	7,442,979
2-3 years	7,685,096
3-4 years	17,101
4-5 years	1,608,250
$50,298,696

Interest expense on certificates of deposit in denominations of $100,000 or more was $579,967 and
$499,111 for the years ended December 31, 2009 and 2008, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 7.    Commitments and Contingencies

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At December 31, 2009 and 2008, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at December 31, 2009 and 2008.

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a percentage of its outstanding mortgage loans and contracts secured by residential properties, including mortgage-backed securities.  No ready market exists for FHLB stock and it has no quoted market value.  For disclosure purposes, such stock is assumed to have a market value which is equal to cost since the Bank can redeem the stock with FHLB at cost.

Employment agreements

On December 28, 2009, the Company entered into an employment agreement with its President and Chief Operating Officer effective January 1, 2010.  Under the agreement, he will serve as the President and Chief Operating Officer of the Company through December 31, 2010, unless the Company terminates  the agreement earlier under the terms of the agreement.  The President and Chief Operating Officer will receive a base salary over the term of the agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.

The President and Chief Operating Officer is provided with health and life insurance, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).

If the President and Chief Operating Officer’s employment is terminated as a result of a business combination (as defined), the President and Chief Operating Officer will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of the President and Chief Operating Officer’s then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee is not offered a position with the remaining entity at the President and Chief Operating Officer’s then current base annual salary.  The President and Chief Operating Officer is also entitled to a continuation of benefits under the President and Chief Operating Officer Agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

On December 28, 2009, the Company entered into an employment agreement with its Senior Vice President and Chief Financial Officer effective January 1, 2010.  Under the agreement, he will serve as the Senior Vice President and Chief Financial Officer of the Company through December 31, 2010, unless the Company terminates  the agreement earlier under the terms of the agreement.  The Senior Vice President and Chief Financial Officer will receive a base salary that increases over the term of the agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Litigation

At December 31, 2009, neither the Company nor any subsidiary was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interest, claims involving the making and servicing of real property loans and other issues incident to our business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 8.      Lease and Subleases

The Company leases the Bank’s main and Branford branch offices under twenty-year capital leases that have terms, including renewal periods, through 2021 and 2022, respectively.  Under the terms of the leases, the Bank will pay all executory costs including property taxes, utilities and insurance.  In 2006, the Company entered into an operating lease for its North Haven branch.  The Company also leases the driveway to its main office and certain equipment under non-cancelable operating leases.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

At December 31, 2009, future minimum lease payments to be made under these leases by year and in the aggregate, are as follows:

	Capital	Operating
Year	Leases	Leases
2010	$187,609	$50,382
2011	206,741	53,214
2012	214,357	54,635
2013	219,204	47,408
2014	219,204	46,751
2015 and thereafter	1,592,765	553,984
	2,639,880	$806,374
Less amount representng interest	(1,464,617)

Present value of future minimum lease payments - capital lease obligation	$1,175,263

Total rent expense charged to operations under the operating leases approximated $73,500 and $82,700 for the years ended December 31, 2009 and 2008, respectively.  Rental income under subleases, and a lease of space in premises owned, approximated $4,000 and $9,900 for the years ended December 31, 2009 and 2008, respectively. There were no subleases in effect at December 31, 2009.

Note 9.       Income Taxes

A reconciliation of the anticipated income tax (benefit) expense (computed by applying the statutory Federal income tax rate of 34% to the (loss) income before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
(Benefit) expense for income taxes at statutory Federal rate	$(988,525)	$45,475
State taxes, net of Federal benefit	(143,423)	7,115
Increase (decrease) in valuation allowance	1,147,731	(36,419)
Other	(15,783)	(16,171)
	$-	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

At December 31, 2009 and 2008, the components of gross deferred tax assets and liabilities are as follows:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$1,078,357	$460,922
Net operating loss carryforwards	1,173,117	763,460
Unrealized loss on available for sale securities	4,595	-
Other	607,135	455,350
Gross deferred tax assets	2,863,204	1,679,732
Less valuation allowance	(2,762,810)	(1,599,496)
Deferred tax assets - net of valuation allowance	100,394	80,236

Deferred tax liabilities:
Tax bad debt reserve	100,394	63,319
Unrealized gain on available for sale securities	-	10,987
Depreciation	-	5,930
Gross deferred tax liabilities	100,394	80,236

Net deferred taxes	$-	$-

As of December 31, 2009, the Company had tax net operating loss carryforwards of approximately $3,015,000 and $2,103,000 available to reduce future Federal and state taxable income, respectively, which expire in 2021 through 2029.

The net changes in the valuation allowance for 2009 and 2008 were a decrease of $1,163,314 in 2009, and an increase of $62,868 in 2008.  The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized.  The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding losses on available for sale securities.

During 2007, the Company had a tax deduction for compensation related to the shares issued to the former Chairman that exceeded the book compensation recorded for such shares and predecessor stock options.  The tax benefit for this excess tax deduction is typically recorded as an increase to shareholders’ equity.  However, because the Company is in a net operating loss position for tax purposes and has a full valuation allowance recorded for its net deferred tax asset, the Company did not record the tax benefit of this deduction in 2007, and will not record such benefit until the Company’s net operating losses are fully utilized.  At both December 31, 2009 and 2008, approximately $140,000 of net operating losses resulting from this deduction, and related tax benefit of approximately $55,000, have been excluded from the calculation of deferred tax assets.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

(Loss) Income per share

The Company is required to present basic (loss) income per share and diluted (loss) income per share in its statements of operations.  Basic and diluted (loss) income per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.  Diluted per share amounts assume exercise of all potential common stock instruments unless the effect is to reduce the loss or increase the income per share.

For the Year Ended December 31,	2009			2008
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) Income available to common shareholders	$(2,907,425)	2,689,291	$(1.08)	$133,749	2,849,332	$0.05
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	8,636	-
Diluted (Loss) Income Per Share
(Loss) Income available to common
shareholders plus assumed conversions	$(2,907,425)	2,689,291	$(1.08)	$133,749	2,857,968	$0.05

For the year ended December 31, 2009, no common stock equivalents have been included in the computation of net loss per share because the inclusion of such equivalents is anti-dilutive.

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
December 31, 2009 and 2008

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

A summary of the status of the stock options at December 31, 2009 and changes during the year then ended, is as follows:

	2009
			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	202,763	$7.79	5.6
Granted	-	-
Exercised	-	-
Exchanged	-	-
Forfeited	(562)	7.11
Outstanding at end of year	202,201	7.79	4.6	$-

Vested at end of year	202,201	$7.79	4.5	$-

Exercisable at end of year	202,201	$7.79	4.5	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

A summary of the status of the Company’s nonvested restricted stock at December 31, 2009 and changes during the year then ended, is as follows:

	2009
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning
of the year	9,750	$7.35
Granted	-	-
Vested and Issued	(7,750)	7.38
Forfeited	-	-
Nonvested restricted stock at end of the year	2,000	7.05

As of December 31, 2009, there was no unrecognized compensation cost relating to the option plans and $9,400 of total unrecognized compensation related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.3 years. During the year ended December 31, 2009, a credit of $14,845 for options and expense of $53,858 for restricted stock, was recognized as net compensation cost. The credit for options resulted from the adjustment to compensation from the consideration of actual versus expected forfeitures in the final year of vesting. During the year ended December 31, 2008 $20,119 for options and $55,011 for restricted stock was recognized as compensation cost. No tax benefit related to the compensation cost was recognized due to the uncertainty of realizing the tax benefit in the future.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

A summary of the status of the warrants at December 31, 2009 and changes during the year then ended, is as follows:

2009
Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	77,184	$10.39
Granted	-
Exercised	-
Terminated	-
Outstanding at end of year	77,184	$10.39	1.7	$-

Exercisable and vested at end of year	77,184	$10.39	1.7	$-

Note 11.     401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in The Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all employees of the Bank.  Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations.  The Bank may make discretionary contributions to the Plan.  Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service.  There were $30,000 in discretionary contributions made by the Bank during 2008, and no contributions made in 2009. The $30,000 in discretionary contributions made by the Bank in 2008 had been accrued for in 2007. The Company has not accrued a discretionary contribution for 2009.

Note 12.     Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The following represents the operating results and total assets for the segments of the Company as of and for the years ended December 31, 2009 and 2008.  The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Information about the reporting segments and reconciliation of such information to the consolidated financial statements follows:

Year Ended December 31, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$4,174,743	$69,217	$9,522	$-	$4,253,482

Provision for loan losses	1,992,113	-	-	-	1,992,113

Net interest income after provision for loan losses	2,182,630	69,217	9,522	-	2,261,369

Noninterest income	624,944	-	4,000	-	628,944

Noninterest expense	5,178,002	481,243	138,493	-	5,797,738

Net loss	(2,370,428)	(412,026)	(124,971)	-	(2,907,425)

Total assets as of December 31, 2009	134,437,050	106,216	15,653,237	(14,586,325)	135,610,178

Year Ended December 31, 2008
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$4,700,684	$3,000	$56,371	$-	$4,760,055

Provision for loan losses	226,019	-	-	-	226,019

Net interest income after credit for loan losses	4,474,665	3,000	56,371	-	4,534,036

Noninterest income	1,663,651	-	2,974	-	1,666,625

Noninterest expense	5,777,307	100,935	188,670	-	6,066,912

Net income (loss)	361,009	(97,935)	(129,325)	-	133,749

Goodwill	-	238,440	-	-	238,440

Total assets as of December 31, 2008	113,161,319	336,959	18,555,881	(17,137,597)	114,916,562

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
December 31, 2009 and 2008

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
Commitments to extend credit
Future loan commitments	$5,054,000	$16,398,484
Unused lines of credit	28,178,604	23,157,442
Financial standby letters of credit	3,358,597	3,570,308
Undisbursed construction loans	437,000	237,000
	$37,028,201	$43,363,234

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  The liability related to guarantees recorded at December 31, 2009 and 2008 was not significant.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since then, that management believes have changed the Bank’s category.

Evergreen offers mortgage brokerage services and is licensed by the State of Connecticut Department of Banking to operate a mortgage brokerage business. Minimum net worth requirements for mortgage brokers at December 31, 2009 were $50,000.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The Company's actual capital amounts and ratios at December 31, 2009 and December 31, 2008 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 17,290	13.25%	$ 10,436	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,645	11.99%	5,218	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,645	11.24%	5,569	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 19,696	18.46%	$ 8,537	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	18,275	17.13%	4,268	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	18,275	15.64%	4,673	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at December 31, 2009 and December 31, 2008 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 16,014	12.39%	$ 10,340	8.00%	$12,924	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,384	11.13%	5,170	4.00%	7,755	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,384	10.44%	5,512	4.00%	6,889	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2008	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$ 17,938	17.09%	$ 8,396	8.00%	$10,495	10.00%
Tier 1 Capital to Risk-Weighted Assets	16,755	15.96%	4,198	4.00%	6,297	6.00%
Tier 1 (Leverage) Capital to Average Assets	16,755	14.55%	4,607	4.00%	5,759	5.00%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations.  Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis. During the years ended December 31, 2009 and 2008, no loans or advances were made to the Company by the Bank.

Note 15.      Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership.  Such loans are transacted at terms including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2009 and 2008 are as follows:

	2009	2008

Balance, at beginning of year	$798,574	$670,057
Additional loans	869,972	1,461,828
Repayments	(662,083)	(1,129,369)
Other	-	(203,942)
Balance,end of year	$1,006,463	$798,574

Other related party loan transactions represent loans to related parties who either became related parties, or ceased being related parties, during the year.

Related party deposits aggregated approximately $4,206,600 and $4,336,900 as of December 31, 2009 and 2008, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Included in professional services for the year ended December 31, 2009 and 2008 was approximately $102,000 and $102,000, respectively, in consulting fees paid to the former Chairman, as well as $109,200 and $130,700, respectively, in legal fees incurred for services provided by law firms, principals of which were directors of the  Company.  During 2009 and 2008, the Company paid approximately $1,200 and $5,900, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

Rental income and expense reimbursements of approximately $7,800 were received in 2008 from a tenant, the principal of which is related to the Company’s Chairman. No such reimbursements were received during 2009.

Note 16.     Fair Value and Interest Rate Risk

As described in Note 1, the Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and due from banks, Federal funds sold, short-term investments, interest bearing certificates of deposit,  accrued interest receivable, Federal Home Loan Bank stock, accrued interest payable and repurchase agreements

The carrying amount is a reasonable estimate of fair value. The Company does not record these assets at fair value on a recurring basis.

Available for sale securities

These financial instruments are recorded at fair value in the financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include government agency bonds and mortgage-backed securities.  Level 3 securities are securities for which significant unobservable inputs are utilized. Available-for-sale-securities are recorded at fair value on a recurring basis.

Loans receivable

For variable rate loans that reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios.  The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated year end market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a level 3 measurement.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The following table details the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$2,219,751	$-	$2,219,751	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$5,130,005	$-	$5,130,005	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,097,995	$-	$-	$3,097,995

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$2,248,920	$-	$-	$2,248,920

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are exluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2009 and 2008 have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008, in thousands:

	December 31, 2009		December 31, 2008
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$2,541,557	$2,541,557	$5,267,439	$5,267,439
Short-term investments	15,383,081	15,383,081	8,637,450	8,637,450
Interest bearing certificates of deposit	347,331	347,331	1,642,612	1,642,612
Available for sale securities	2,219,751	2,219,751	5,130,005	5,130,005
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	109,865,195	111,191,000	89,241,432	91,679,000
Accrued interest receivable	480,497	480,497	411,729	411,729
Servicing rights	17,248	32,261	26,302	32,077
Interest only strips	22,176	26,709	34,643	37,887

Financial Liabilities:
Noninterest-bearing deposits	29,834,836	29,834,836	28,214,381	28,214,381
Interest bearing checking accounts	8,604,111	8,604,111	5,685,490	5,685,490
Money market deposits	26,434,495	26,434,495	26,578,024	26,578,024
Savings deposits	2,383,404	2,383,404	1,492,378	1,492,378
Time certificates of deposits	50,298,696	51,377,000	31,999,751	32,371,000
Repurchase agreements	294,332	294,332	214,391	214,391
Accrued interest payable	201,789	201,789	152,052	152,052

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2009 and 2008.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, members who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and shares and by investing in securities with terms that mitigate the Company’s overall interest rate risk

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 17.     Assets and Liabilities Held for Sale

Branch Disposal

During 2007, the Company entered into an agreement for the sale of the majority of the assets and liabilities of its branch located in New London, Connecticut to another bank, and the sale was completed as of the close of business February 29, 2008.  The Company realized a gain of $874,912 in 2008 from the disposition of these assets and liabilities.

Property Held for Sale

In June 2005, the Company purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company with respect to the sale of the property, and the property is classified as other assets held for sale as of December 31, 2009 and 2008.

In August 2009, The Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut.  The lease is for an initial term of five years, with two successive five-year option periods.  Base rent is $24,000 annually until August 31, 2014.  The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal to purchase the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes. The Company received $4,000 in rent on this property in 2009.

Note 18.     Subsequent Events

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company will merge with and into NVSL, with NVSL being the surviving corporation.

In connection with the merger, Naugatuck Valley Mutual Holding Company (“NVSL MHC”), which is presently the majority shareholder of NVSL, will reorganize and convert from a mutual holding company form of organization to a stock holding company form of organization.  The stock holding company will be Newco, which will (i) offer and sell shares of its common stock as prescribed in a Plan of Conversion adopted concurrently with the execution of the Agreement and Plan of Merger and (ii) exchange shares of its common stock for shares of NVSL common stock held by persons other than NVSL MHC.  Additionally, in connection with the merger, the Bank will be merged with and into NVSL Bank.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of common stock of the Company will be converted into the right to receive, at the election of the holder of such share of common stock of the Company, (i) cash consideration of $7.25, (ii) stock consideration equal to the number of shares of Newco common stock in an exchange ratio equal to the result obtained by dividing $7.25 by the initial offering price of Newco common stock in the conversion stock offering, or (iii) a combination of the cash consideration and the stock consideration, subject to customary proration and allocation procedures, if necessary, to assure that 50% of the outstanding shares of common stock of the Company are exchanged for Newco common stock and 50% of the outstanding shares of common stock of the Company are exchanged for cash.

The Agreement and Plan of Merger contains representations, warranties and covenants of the Company and NVSL.  Among other customary covenants, the Company has agreed that it will conduct its business in the ordinary course and consistent with prudent banking practices during the period between the execution of the Agreement and Plan of Merger and the consummation of the merger and will refrain from taking certain actions during such period unless it obtains the prior written consent of NVSL.  The Board of Directors of the Company has agreed, subject to certain conditions, to submit the merger for approval by the shareholders of the Company and to recommend the approval of the merger.  All of the Company’s directors have entered into voting agreements whereby they have agreed to vote their shares of common stock of the Company owned on the record date for the shareholder meeting to approve the merger.  The Company has agreed not to solicit, initiate or encourage or, subject to certain exceptions, participate in any discussions or negotiations with or furnish any information to, any person, entity or group (other than NVSL) concerning the Company or the Bank entering into an alternative business combination.

Newco and NVSL Bank will select and invite, in their sole discretion and subject to their corporate governance policies and procedures, one director of the Company to serve on the Board of Directors of Newco and NVSL.  NVSL Bank will also establish an advisory board for the Company’s market area and invite each director of the Company other than the director selected and invited to join the Boards of Directors of Newco and NVSL Bank to serve on such advisory board.  NVSL Bank will maintain the advisory board for a minimum period of one year following the consummation of the merger.

The merger is expected to be completed during the third quarter of 2010 and is subject to the completion of the conversion, approval of the shareholders of the Company and NVSL, the receipt of regulatory approvals and other customary closing conditions.  The Agreement and Plan of Merger further provides that, upon termination of the Agreement and Plan of Merger under specified circumstances, the Company may be required to pay NVSL a termination fee of up to $900,000 and in other specified circumstances, NVSL may be required to pay the Bank a termination fee of up to $900,000.