Form 10-Q
period 2010-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2010-05-14
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $.01 par value per share	2,696,902 shares

Table of Contents
Part I – Financial Information
Page
Item 1. Financial Statements

Consolidated Balance Sheets as of
March 31, 2010 and December 31, 2009 (unaudited)	3

Consolidated Statements of Operations for the three
months ended March 31, 2010 and 2009 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity
for the three months ended March 31, 2010 and 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2010 and 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4T. Controls and Procedures	31

Part II - Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Removed and Reserved	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	34

Part I - Financial Information

Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

ASSETS	2010	2009
Cash and due from banks	$2,859,892	$2,541,557
Short-term investments	11,500,795	15,383,081
Cash and cash equivalents	14,360,687	17,924,638

Interest bearing certificates of deposit	99,426	347,331
Available for sale securities (at fair value)	2,734,710	2,219,751
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	115,950,700	112,633,762
Allowance for loan losses	(2,733,815)	(2,768,567)
Loans receivable, net	113,216,885	109,865,195
Accrued interest receivable	548,721	480,497
Premises and equipment	2,417,791	2,485,797
Other assets held for sale	372,758	372,758
Other assets	1,892,132	1,848,111
Total assets	$135,709,210	$135,610,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$27,079,576	$29,834,836
Interest bearing deposits	90,607,030	87,720,706
Total deposits	117,686,606	117,555,542

Repurchase agreements	207,703	294,332
Capital lease obligations	1,173,748	1,175,263
Accrued expenses and other liabilities	977,334	952,505
Total liabilities	120,045,391	119,977,642

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2010 and 2009 2,695,902	26,959	26,959
Additional paid-in capital	22,561,866	22,560,100
Accumulated deficit	(6,924,367)	(6,942,727)
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities	(639)	(11,796)
Total shareholders' equity	15,663,819	15,632,536

Total liabilities and shareholders' equity	$135,709,210	$135,610,178

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009

	2010	2009

Interest Income:
Interest and fees on loans	$1,740,562	$1,457,690
Interest on securities	7,205	59,394
Interest on Federal funds sold and short-term and other investments	22,913	47,684
Total interest income	1,770,680	1,564,768

Interest Expense:
Interest expense on deposits	425,574	448,372
Interest expense on capital lease obligations	43,751	43,985
Interest expense on repurchase agreements and other borrowings	1,641	1,664
Total interest expense	470,966	494,021

Net interest income	1,299,714	1,070,747

(Credit) provision for loan losses	(34,424)	2,146,130

Net interest income (loss) after provision for loan losses	1,334,138	(1,075,383)

Noninterest Income:
Service charges and fees	117,940	144,695
Gain on sale of available for sale securities	28,979	-
Other noninterest income	37,663	18,730
Total noninterest income	184,582	163,425

Noninterest Expenses:
Salaries and benefits	777,218	775,488
Occupancy and equipment	181,792	182,378
Professional services	260,318	135,886
Data processing and other outside services	98,522	101,055
FDIC Insurance	51,961	46,323
Other operating expenses	130,549	154,588
Total noninterest expenses	1,500,360	1,395,718

Net income (loss)	$18,360	$(2,307,676)

Basic and diluted income (loss) per share	$0.01	$(0.86)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three months Ended March 31, 2010 and 2009

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

Comprehensive loss:
Net loss	-	-	-	(2,307,676)	-	(2,307,676)
Unrealized holding loss on available for
sale securities	-	-	-	-	(17,878)	(17,878)
Total comprehensive loss						(2,325,554)

Restricted stock compensation			14,340	-	-	14,340
Stock option compensation			(11,656)	-	-	(11,656)

Balance, March 31, 2009	2,688,152	26,882	22,523,848	(6,342,978)	10,332	16,218,084

Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	$(6,942,727)	$(11,796)	$15,632,536

Comprehensive income:
Net income	-	-	-	18,360	-	18,360
Unrealized holding gain on available for
sale securities	-	-	-	-	11,157	11,157
Total comprehensive income						29,517

Restricted stock compensation		-	1,766	-	-	1,766

Balance, March 31, 2010	2,695,902	$26,959	$22,561,866	$(6,924,367)	$(639)	$15,663,819

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ended March 31, 2010 and 2009

	2010	2009
Cash Flows From Operations
Net income (loss)	$18,360	$(2,307,676)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and accretion of premiums and discounts on investments, net	13,448	(314)
(Credit) provision for loan losses	(34,424)	2,146,130
Share based compensation	1,766	2,684
Gain on sale of available for sale securities	(28,979)	-
Depreciation and amortization	71,504	73,334
Increase in cash surrender of life insurance	(10,170)	(10,860)
Write-down of other assets held for sale	-	6,190
Changes in assets and liabilities:
Decrease in deferred loan fees	(19,749)	(23,177)
Increase in accrued interest receivable	(68,224)	(42,195)
(Increase) decrease in other assets	(33,851)	7,629
Increase in accrued expenses and other liabilities	24,829	64,279
Net cash used in operating activities	(65,490)	(83,976)

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	247,905	92,032
Purchases of available for sale securities	(7,309,436)	-
Principal repayments on available for sale securities	25,540	1
Proceeds from maturities / calls of available for sale securities	4,645,000	1,500,000
Proceeds from sales of available for sale securities	2,150,625	-
Net (increase) decrease in loans receivable	(3,297,517)	504,367
Purchases of premises and equipment	(3,498)	(1,228)
Net cash (used in) provided by investing activities	(3,541,381)	2,095,172

Cash Flows From Financing Activities
Net decrease in demand, savings and money market deposits	(4,406,288)	(7,845,756)
Net increase in certificates of deposit	4,537,352	8,347,488
Net (decrease) increase in repurchase agreements	(86,629)	200,341
Principal repayments on capital lease obligations	(1,515)	(1,363)
Net cash provided by financing activities	42,920	700,710

Net (decrease) increase in cash and cash equivalents	(3,563,951)	2,711,906
Cash and cash equivalents
Beginning	17,924,638	13,904,889

Ending	$14,360,687	$16,616,795
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Three Months Ended March 31, 2010 and 2009

	2010	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$444,544	$475,997

Income taxes	$750	$750

Unrealized holding gains (losses) on available for sale securities arising
during the period	$11,157	$(11,286)

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

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company will merge with and into Newco, with Newco being the surviving corporation.

In connection with the merger, Naugatuck Valley Mutual Holding Company (“NVSL MHC”), which is presently the majority shareholder of NVSL, will reorganize and convert from a mutual holding company form of organization to a stock holding company form of organization.  The stock holding company will be Newco, which will (i) offer and sell shares of its common stock as prescribed in a Plan of Conversion adopted concurrently with the execution of the Agreement and Plan of Merger and (ii) exchange shares of its common stock for shares of NVSL common stock held by persons other than NVSL MHC.  Additionally, in connection with the merger, the Bank will be merged with and into NVSL Bank. See Note 18 to the Company’s Consolidated Financial Statements filed with the Securities and Exchange Commission (SEC) on March 29, 2010 for additional information relating to the pending merger.

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2009, filed with the Securities and Exchange Commission on Form 10-K on March 29, 2010.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
U.S. Government Agency Obligations	$955,636	$-	$(287)	$955,349
U.S. Treasury Bills	1,699,923	-	(26)	1,699,897
U.S. Government Agency Mortgage Backed Securities	79,790	-	(326)	79,464
	$2,735,349	$-	$(639)	$2,734,710

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Government Agency Obligations	$2,126,216	$-	$(12,483)	$2,113,733
U.S. Government Agency Mortgage Backed Securities	105,331	687	-	106,018
	$2,231,547	$687	$(12,483)	$2,219,751

The amortized cost and fair value of available for sale debt securities at March 31, 2010 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
	Cost	Value
Maturity:
Three months or less	$1,699,923	$1,699,898
Over 10 years	955,636	955,349
Mortgage-backed securities	79,790	79,463
	$2,735,349	$2,734,710

Note 4.  Loans Receivable

A summary of the Company's loan portfolio at March 31, 2010 and December 31, 2009 is as follows:

	2010	2009
Commercial loans secured by real estate	$64,810,964	$63,836,712
Commercial loans	46,363,422	43,893,191
Construction and land loans	4,542,574	4,607,905
Consumer installment loans	366,580	448,543
Total loans	116,083,540	112,786,351
Net deferred loan fees	(132,840)	(152,589)
Allowance for loan losses	(2,733,815)	(2,768,567)
Loans receivable, net	$113,216,885	$109,865,195

The following represents the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
(Credit) provision for loan losses	(34,424)	2,146,130
Recoveries of loans previously charged-off:
Commercial	-	182
Consumer	66	-
Total recoveries	66	182
Loans charged-off:
Consumer	(394)	-
Total charge-offs	(394)	-
Balance at end of period	$2,733,815	$3,329,681

Net charge-offs to average loans	0.00%	0.00%

At March 31, 2010 and December 31, 2009, the unpaid principal balances of loans placed on nonaccrual status were $5,713,385 and $5,363,061 respectively. There were no loans considered “troubled debt restructurings” at March 31, 2010 or December 31, 2009. Accruing loans contractually past due 90 days or more were $357,535 and $483,897 at March 31, 2010 and December 31, 2009, respectively. Such loans are considered to be well secured and in the process of collection.

The following information relates to impaired loans as of March 31, 2010 and December 31, 2009:
	2010	2009
Impaired loans for which there is a specific allowance	$4,566,265	$4,634,634

Impaired loans for which there is no specific allowance	$2,177,278	$2,469,484

Allowance for loan losses related to impaired loans	$1,398,871	$1,489,255

Average recorded investment in impaired loans	$6,933,086	$5,775,813

Note 5.   Deposits

At March 31, 2010 and December 31, 2009, deposits consisted of the following:

	2010	2009
Noninterest bearing	$27,079,576	$29,834,836
Interest bearing:
Checking	4,324,060	8,604,111
Money Market	29,108,804	26,434,495
Savings	2,338,118	2,383,404
Time certificates, less than $100,000 (1)	28,427,257	27,785,391
Time certificates, $100,000 or more (2)	26,408,791	22,513,305
Total interest bearing	90,607,030	87,720,706
Total deposits	$117,686,606	$117,555,542

(1) Included in time certificates of deposit, less than $100,000, at March 31, 2010 and December 31, 2009 were brokered deposits totaling $9,130,049 and $9,015,482, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at March 31, 2010 and December 31, 2009 were brokered deposits totaling $6,893,191 and $4,991,718, respectively.

Note 6.   Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At March 31, 2010, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at March 31, 2010.

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

The following is information about the computation of income (loss) per share for the three months ended March 31, 2010 and 2009:
	2010			2009
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (Loss) available to common shareholders	$18,360	2,695,902	$0.01	$(2,307,676)	2,688,152	$(0.86)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	2,000	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$18,360	2,697,902	$0.01	$(2,307,676)	2,688,152	$(0.86)

For the three months ended March 31, 2009, 9,750 shares that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note  8.      Other Comprehensive Income (Loss)

Under Statement of Financial Standards entitled, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income (loss), which is comprised solely of the change in unrealized gains (losses) on available for sale securities, is as follows:

	Three Months Ended March 31, 2010
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,136	$-	$40,136
Reclassification adjustment for amounts
recognized in net income	28,979	-	28,979
Unrealized holding gains on available for sale
securities, net of taxes	$11,157	$-	$11,157

	Three Months Ended March 31, 2009
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during period	$(11,286)	$(6,592)	$(17,878)
Reclassification adjustment for amounts
recognized in net income	-	-	-
Unrealized holding losses on available for sale
securities, net of taxes	$(11,286)	$(6,592)	$(17,878)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.  The Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as necessary.

Financial instruments whose contract amounts repesent credit risk at March 31, 2010 and December 31, 2009 were as follows:
	March 31,	December 31,
	2010	2009
Commitments to extend credit:
Future loan commitments	$9,607,000	$5,054,000
Unused lines of credit	26,995,030	28,178,604
Financial standby letters of credit	3,358,597	3,358,597
Undisbursed construction loans	437,000	437,000
	$40,397,627	$37,028,201

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at March 31, 2010 and December 31, 2009 was not significant.

Note 10.      Fair Value

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

In February 2010, the FASB issued guidance which amended the existing guidance related to Fair Value Measurements and Disclosures.  The amendments will require the following new fair value disclosures:

s	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers; and

s
In the rollforward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements as follows:

s	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the statement of financial position; and

s
Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures were effective for the Company for the quarter ended March 31, 2010, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010 and for interim periods within these financial statements.

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Government Agency Obligations - FNMA	$955,349	$-	$955,349	$-
U.S. Treasury Bills	1,699,897	1,699,897	-	-
U.S. Government Agency Mortgage Backed Securities	79,464	-	79,464	-

Available for sale securities	$2,734,710	$1,699,897	$1,034,813	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
U.S. Government Agency Obligations - FNMA	$2,113,733	$-	$2,113,733	$-
U.S. Government Agency Mortgage Backed Securities	106,018	-	106,018	-

Available for sale securities	$2,219,751	$-	$2,219,751	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,120,009	$-	$-	$3,120,009

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$3,097,995	$-	$-	$3,097,995

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value.
Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for March 31, 2010 and December 31, 2009 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$2,859,892	$2,859,892	$2,541,557	$2,541,557
Short-term investments	11,500,795	11,500,795	15,383,081	15,383,081
Interest bearing certificates of deposit	99,426	99,426	347,331	347,331
Available for sale securities	2,734,710	2,734,710	2,219,751	2,219,751
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	113,216,885	114,042,000	109,865,195	111,191,000
Accrued interest receivable	548,721	548,721	480,497	480,497
Servicing rights	16,086	30,081	17,248	32,261
Interest only strips	20,625	24,338	22,176	26,709

Financial Liabilities:
Noninterest-bearing deposits	27,079,576	27,079,576	29,834,836	29,834,836
Interest bearing checking accounts	4,324,060	4,324,060	8,604,111	8,604,111
Money market deposits	29,108,804	29,108,804	26,434,495	26,434,495
Savings deposits	2,338,118	2,338,118	2,383,404	2,383,404
Time certificates of deposits	54,836,048	55,580,000	50,298,696	51,377,000
Repurchase agreements	207,703	207,703	294,332	294,332
Accrued interest payable	228,211	228,211	201,789	201,789

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2010 and December 31, 2009.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, members who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Reclassifications

Certain 2009 amounts have been reclassified to conform with the 2010 presentation. Such reclassifications had no effect on net income for the three months ended March 31, 2009.

Note 11.      Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The following represents the operating results and total assets for the segments of the Company as of and for the three months ended March 31, 2010 and March 31, 2009, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Three Months Ended March 31, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,289,631	$8,366	$1,717	$-	$1,299,714

Credit for loan losses	(34,424)	-	-	-	(34,424)

Net interest income after credit to provision for loan losses	1,324,055	8,366	1,717	-	1,334,138

Noninterest income	178,582	-	6,000	-	184,582

Noninterest expense	1,413,596	59,805	26,959	-	1,500,360

Net income (loss)	89,041	(51,439)	(19,242)	-	18,360

Total assets as of March 31, 2010	134,636,803	128,046	15,690,370	(14,746,009)	135,709,210

Three Months Ended March 31, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,059,771	$7,557	$3,419	$-	$1,070,747

Provision for loan losses	2,146,130	-	-	-	2,146,130

Net interest income after provision for loan losses	(1,086,359)	7,557	3,419	-	(1,075,383)

Noninterest income	166,977	(3,552)	-	-	163,425

Noninterest expense	1,284,821	48,960	61,937	-	1,395,718

Net loss	(2,204,203)	(44,955)	(58,518)	-	(2,307,676)

Total assets as of March 31, 2009	111,726,050	355,751	16,280,866	(14,997,394)	113,365,273

Note 12.      Commitments and Contingencies

Litigation

At March 31, 2010, neither the Company nor any subsidiary was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 13.      Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued a new guidance for Accounting for Transfers of Financial Assets. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  This standard is effective for the first reporting period (including interim periods) beginning after November 15, 2009. This standard must be applied to transfers occurring on or after the effective date.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 2.        Management's Discussion and Analysis of Financial Condition  And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2010 and 2009, along with the audited financial statements as of and for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2010.

Summary

As of March 31, 2010, the Company had $135.7 million of total assets, $116.0 million of gross loans receivable, and $117.7 million of total deposits.  Total equity capital at March 31, 2010 was $15.7 million, and the Company’s Tier I Leverage Capital Ratio was 11.53%.

The Company had net income for the quarter ended March 31, 2010 of $18,000 (or basic and diluted earnings per share of $0.01), compared to a net loss of $2,308,000 (or basic and diluted loss per share of $0.86) for the first quarter of 2009.

During the first quarter of 2010, the Company reduced earnings by $179,000 for merger related legal and advisory costs.

In January 2010, the Company sold a FNMA security with a $2 million par value and realized a gain of $29,000. In addition, as a result of $134,000 in principal payments received on impaired loans and a $44,000 decline in the collateral value on several impaired loans during the three months ended March 31, 2010, which were partially offset by a $56,000 increase in the general component of the allowance due to loan portfolio growth as well as an increase in classified loans, management’s estimate of the allowance for loan losses at March 31, 2010 declined from the allowance for loan losses at December 31, 2009, resulting in a $34,000 credit to the provision for loan losses during the period ended March 31, 2010.

The Company’s increase in earnings during the three months ended March 31, 2010, compared to the same period in 2009, was largely attributable to the Bank recording a credit to the provision for loan losses of $34,000 during the first quarter of 2010, compared to a provision for loan losses of $2,146,000 during the same period in 2009.  The provision for loan losses during the first quarter of 2009 was related to a group of ten impaired loans that were severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first quarter of 2010 compared to the same period of 2009 were influenced by the following factors:

•
Net interest income increased due to the combined effects of increases in asset volumes and decreases in liability volumes, offset partially by lower yields on interest earning assets and increased costs on interest bearing liabilities;

•
Noninterest income increased because, as noted above, noninterest income for the first quarter of 2010 included recognition of a gain on the sale of an available for sale security, as well as increases in rental income and an increase in servicing income on SBA loans. These increases were partially offset by decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses, as noted above, increased due to legal and professional fees incurred relating to the merger with Naugatuck Valley Financial Corporation. See Footnote 18 to the Company’s December 31, 2009 Consolidated Financial Statements filed with the SEC on March 29, 2010 for additional information regarding the merger.

Critical Accounting Policy

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has reviewed this critical accounting policy and estimate with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2010.

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

The allowance consists of specific and general components.  The specific component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans, segregated generally by loan type, and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,733,815 or 2.36% of gross loans receivable at March 31, 2010 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2009, the allowance for loan losses was $2,768,567 or 2.46% of gross loans receivable.

The $34,000 decrease in the allowance during the first quarter of 2010 was attributable to a $90,000 decrease in the specific component of the allowance, which was partially offset by a $56,000 increase in the general component of the allowance.  The decrease in the specific component was related to loans that were impaired at both March 31, 2010 and December 31, 2009.  For the three months ended March 31, 2010, the Company received $134,000 in payments on these impaired loans, which was partially offset by a $44,000 decline in the collateral supporting such loans.  The decline in collateral value was primarily related to updated appraisals on three impaired loans completed during the current reporting period.  For the three months ended March 31, 2010, the increase in the general component of the reserve was due to increased loan volume and an increase in classified loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until these loans qualify for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers all non-accrual loans and troubled-debt restructured loans to be impaired.  In most cases, loan payments that are past due less than 90 days and the related loans are not considered to be impaired.

Recent Accounting Changes

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance for Accounting for Transfers of Financial Assets. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  This standard is effective for the first reporting period (including interim periods) beginning after November 15, 2009. This standard must be applied to transfers occurring on or after the effective date.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Comparison of Financial Condition as of March 31, 2010 versus December 31, 2009

General
The Company’s total assets were $135.7 million at March 31, 2010, relatively unchanged from $135.6 million at December 31, 2009.  The Bank’s net loans receivable increased to $113.2 million at March 31, 2010 from $109.9 million at December 31. 2009, and short-term investments decreased to $11.5 million as of March 31, 2010 from $15.4 million as of December 31, 2009.  The increase in net loans receivable was funded from lower yielding short-term investments. Total deposits of $117.7 million as of March 31, 2010 were relatively unchanged from $117.6 million as of December 31, 2009.

Short-term investments
Short-term investments, consisting of money market investments, were $11.5 million at March 31, 2010, compared to a balance of $15.4 million as of December 31, 2009. This $3.9 million decrease in short-term investments from December 31, 2009 was attributable to growth in the Bank’s loan portfolio.

Investments
Available for sale securities, consisting of U.S. Treasury Bills, U.S. government agency obligations and agency issued mortgage-backed securities, were $2.7 million at March 31, 2010, compared to a balance of $2.2 million as of December 31, 2009. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $500 thousand increase in available for sale securities is in response to increased pledge requirements at March 31, 2010. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Interest income on loans is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The Company’s net loan portfolio was $113.2 million at March 31, 2010 versus $109.9 million at December 31, 2009, an increase of $3.3 million.  The Company attributes the loan growth during the first quarter of 2010 to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses.  Management believes that the loan growth will continue as the Bank’s branch system deposit base grows and additional lending capacity is developed.  The Bank’s loans have been made to borrowers primarily in the New Haven market area.  There are no other significant loan concentrations in the loan portfolio.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses
The following represents the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
(Credit) provision for loan losses	(34,424)	2,146,130
Recoveries of loans previously charged-off:
Commercial	-	182
Consumer	66	-
Total recoveries	66	182
Loans charged-off:
Consumer	(394)	-
Total charge-offs	(394)	-
Balance at end of period	$2,733,815	$3,329,681

Net charge-offs to average loans	0.00%	0.00%

Non-Accrual, Past Due and Restructured Loans

The following represents non-accrual, past due and restricted loans at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Non-accrual loans	$5,713,385	$5,363,061

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$211,160	$483,897
Matured loans pending renewal and still accruing	146,375	-
Total	$357,535	$483,897

Potential Problem Loans
At March 31, 2010, the Bank had loans totaling $1.0 million, which were not included in the non-accrual loans above, but were deemed impaired. Management of the Company has reviewed the collateral for these loans and considers the current specific reserves, if any, on these loans to be adequate to cover potential losses related to these relationships.

Deposits
Total deposits were $117.7 million at March 31, 2010 as compared to total deposits of $117.6 million at December 31, 2009.  Non-interest bearing deposits were $27.1 million at March 31, 2010, a decrease of $2.7 million (9.1%) from $29.8 million at December 31, 2009. The balance of interest bearing checking accounts can fluctuate as much as 5% to 10% on a daily basis.  Total interest bearing checking, money market and savings deposits decreased $1.6 million, or 4.3%, to $35.8 million at March 31, 2010 from $37.4 million at December 31, 2009.  Time deposits increased to $54.8 million at March 31, 2010 from $50.3 million at December 31, 2009, a $4.5 million or 8.9% increase.  Included in time deposits at March 31, 2010 was $16.0 million in brokered deposits, which included the Company’s placement of $4.9 million in customer deposits and purchase of $4.0 million in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

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

Other
Repurchase agreement balances totaled $207,703 at March 31, 2010 as compared to $294,332 at December 31, 2009.  The decrease was due to normal customer activity.

Results of Operations: Comparison of Results for the three months ended March 31, 2010 and 2009

General
The Company had net income of $18,000 (or basic and diluted earnings per share of $0.01) for the quarter ended March 31, 2010 compared to a net loss of $2,308,000 (or basic and diluted loss per share of $0.86) for the first quarter of 2009.

During the first quarter of 2010, the Company’s earnings were reduced by $179,000 for merger related legal and advisory costs.

In January 2010, the Company sold a FNMA security with a $2 million par value and realized a gain of $29,000. In addition, as a result of $134,000 in principal payments received on impaired loans and a $44,000 decline in the collateral value on several impaired loans during the three months ended March 31, 2010, which were partially offset by a $56,000 increase in the general component of the allowance due to loan portfolio growth as well as an increase in classified loans, management’s estimate of the allowance for loan losses at March 31, 2010 declined from the allowance for loan losses at December 31, 2009, resulting in a $34,000 credit to the provision for loan losses during the period ended March 31, 2010.

The Company’s increase in earnings during the three months ended March 31, 2010, compared to the same period in 2009, was largely attributable to the Bank recording a credit to the provision for loan losses of $34,000 during the first quarter of 2010, compared to a provision for loan losses of $2,146,000 during the same period in 2009.  The provision for loan losses during the first quarter of 2009 was related to a group of ten impaired loans that were severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses, the operating results for the first quarter of 2010 compared to the same period of 2009 were influenced by the following factors:

•
Net interest income increased due to the combined effects of increases in asset volumes and decreases in liability volumes, offset partially by lower yields on interest earning assets and increased costs on interest bearing liabilities;

•
Noninterest income increased because, as noted above, noninterest income for the first quarter of 2010 included recognition of a gain on the sale of an available for sale security, as well as increases in rental income and an increase in servicing income on SBA loans. These increases were partially offset by decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses, as noted above, increased due to legal and professional fees incurred relating to the merger with Naugatuck Valley Financial Corporation. See Footnote 18 to the Company’s December 31, 2009 Consolidated Financial Statements filed with the SEC on March 29, 2010 for additional information regarding the merger.

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

For the quarter ended March 31, 2010, net interest income was $1,300,000 versus $1,071,000 for the same period in 2009. The $229,000 or 21.4% increase was the result of a $206,000 increase in interest income and a $23,000 decrease in interest expense.  This net increase was primarily the result of favorable changes in volume on both interest earning assets and interest bearing liabilities, partially offset by lower rates on interest earning assets and increased costs on interest bearing liabilities.

The Company’s average total interest earning assets were $129.6 million during the quarter ended March 31, 2010 compared to $106.4 million for the same period in 2009, an increase of $23.2 million or 21.8%. The increase in average interest earning assets of $23.2 million was comprised of increases in average balances of loans of $25.4 million and short-term and other investments of $200 thousand, partially offset by decreases in average balances of investments of $2.4 million.

The yield on average interest earning assets for the quarter ended March 31, 2010 was 5.54% compared to 5.97% for the same period in 2009, a decrease of 43 basis points.  The decrease in the yield on average earning assets reflects the impact of reductions in the FOMC rates, particularly in the prime lending rate, LIBOR and the Bank’s base lending rate; as well as an increase in non-performing assets and an increasingly competitive market to attract new loans.

The combined effects of the $23.2 million increase in average balances of interest earning assets and the 43 basis point decrease in yield on average interest earning assets resulted in the $206,000 increase in interest income for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

The average balance of the Company’s interest bearing liabilities was $90.0 million during the quarter ended March 31, 2010 compared to $70.9 million for 2009, an increase of $19.1 million or 27.0%. The cost of average interest bearing liabilities decreased 71 basis points to 2.12% for the quarter ended March 31, 2010 compared to 2.83% for the same period in 2009, which was primarily due to a general decrease in market interest rates.

The combined effects of the 71 basis point decrease in yield on average interest bearing liabilities and the $19.1 million increase in average balances of interest bearing liabilities resulted in the $23,000 decrease in interest expense for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three  months ended March 31, 2010 and 2009.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2010			2009
							Increases
		Interest			Interest		(Decreases)
	Average	Income/	Average	Average	Income/	Average	in Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$115,179	$1,741	6.13%	$89,799	$1,458	6.58%	$283
Short-term and other investments	11,659	23	0.80%	11,433	48	1.70%	(25)
Investments	2,718	7	1.04%	5,151	59	4.65%	(52)
Total interest earning assets	129,556	1,771	5.54%	106,383	1,565	5.97%	206

Cash and due from banks	3,811			4,149
Premises and equipment, net	2,460			2,727
Allowance for loan losses	(2,774)			(1,232)
Other	2,768			2,237
Total assets	$135,821			$114,264
Interest bearing liabilities
Time certificates	$51,586	331	2.60%	$35,690	300	3.41%	31
Savings deposits	2,377	4	0.68%	1,478	5	1.37%	(1)
Money market /checking deposits	33,534	90	1.09%	32,054	144	1.82%	(54)
Capital lease obligations	1,175	44	15.19%	1,180	44	15.12%	-
Repurchase agreements	1,343	2	0.60%	450	1	0.90%	1

Total interest bearing liabilities	90,015	471	2.12%	70,852	494	2.83%	(23)

Non-interest bearing deposits	29,115			23,942
Accrued expenses and other liabilities	945			1,016
Shareholder's equity	15,746			18,454
Total liabilities and equity	$135,821			$114,264
Net interest income		$1,300			$1,071		$229

Interest spread			3.42%			3.14%
Interest margin			4.07%			4.08%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended March 31, 2010 and 2009 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	March 31, 2010 vs 2009
	Due to Change in Average		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest earning assets
Loans	$389	$(106)	$283
Short-term and other investments	1	(26)	(25)
Investments	(20)	(32)	(52)
Total interest earning assets	370	(164)	206

Interest bearing liabilities
Time certificates	113	(82)	31
Savings deposits	2	(3)	(1)
Money market / checking deposits	6	(60)	(54)
Repurchase agreements	1	0	1
Total interest bearing liabilities	122	(145)	(23)
Net interest income	$248	$(19)	$229

Provision for Loan Losses
The Bank’s (credit) provision for loan losses was $(34,000) and $2,146,000 for the three months ended March 31, 2010 and 2009, respectively. The $34,000 decrease in the allowance during the first quarter of 2010 was attributable to a $90,000 decrease in the specific component of the allowance, which was partially offset by a $56,000 increase in the general component of the allowance.  The decrease in the specific component was related to loans that were impaired at both March 31, 2010 and December 31, 2009.  For the three months ended March 31, 2010, the Company received $134,000 in payments on these impaired loans, which was partially offset by a $44,000 decline in the collateral supporting such loans.  The decline in collateral value was primarily related to updated appraisals on three impaired loans completed during the current reporting period.  For the three months ended March 31, 2010, the increase in the general component of the reserve was due to increased loan volume and an increase in classified loans.  The significant increase in the provision for loan losses during the three months ended March 31, 2009 was primarily related to specific reserves established for a group of ten impaired loans that had been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

Noninterest Income
Total noninterest income was $185,000 for the three months ended March 31, 2010 versus $163,000 for the same period in 2009. Noninterest income included a $29,000 gain on the sale of an available for sale security. Service charges and fees decreased $27,000 due to changes in business practices of customers of the Bank during the first quarter of 2010. Other noninterest income increased to $38,000 for the three months ended March 31, 2010 from $19,000 in the same period in 2009 due to a $14,000 increase in loan and SBA servicing related fees and a $6,000 increase in rental income, which were partially offset by a $1,000 decrease in other fees.

Noninterest Expense
Total noninterest expense was $1,500,000 for the three months ended March 31, 2010 versus $1,395,000 for the same period in 2009, an increase of $105,000 or 7.5%.

Salaries and benefits expense for the three months ended March 31, 2010 were relatively unchanged at $777,000 compared to $775,000 for the same period in 2009.

FDIC insurance expense increased for the three months ended March 31, 2010 by $6,000 from $46,000 to $52,000 primarily due to increased assessment rates and deposit balances subject to assessment.

Professional services for the three months ended March 31, 2010 increased by $124,000 to $260,000 from $136,000 primarily due to an increase in legal and advisory fees related to the merger with NVSL.

Other operating expenses decreased by $24,000 to $131,000 for the three months ended March 31, 2010 compared to the same period in 2009 due to expense reductions attributable to lower loan related collection expenses and expense savings related to reduced advertising and promotional activities.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of March 31, 2010 and December 31, 2009 consisted of liquid assets totaling $17.2 million and $20.5 million, respectively.  This represents 12.7% and 15.1% of total assets at March 31, 2010 and December 31, 2009, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The Company’s and Bank’s actual capital amounts and ratios at March 31, 2010 and December 31, 2009 were as follows:

The Company's actual capital amounts and ratios at March 31, 2010 and December 31, 2009 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,270	13.57%	$10,182	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,665	12.31%	5,090	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,665	11.53%	5,435	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,290	13.25%	$10,436	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,645	11.99%	5,218	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,645	11.24%	5,569	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at March 31, 2010 and December 31, 2009 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,065	12.73%	$10,096	8.00%	$12,620	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,473	11.47%	5,047	4.00%	7,570	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,473	10.75%	5,385	4.00%	6,732	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,014	12.39%	$10,340	8.00%	$12,924	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,384	11.13%	5,170	4.00%	7,755	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,384	10.44%	5,512	4.00%	6,889	5.00%

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

The Company’s goal is to maximize long-term profitability, while minimizing its exposure to interest rate fluctuations.  The first priority is to structure and price the Company’s assets and liabilities to maintain an acceptable interest rate spread, while reducing the net effect of changes in interest rates.  In order to reach an acceptable interest rate spread, the Company must generate loans and seek acceptable investments to replace the lower yielding balances in Federal Funds sold and short-term investments.  The focus also must be on maintaining a proper balance between the timing and volume of assets and liabilities re-pricing within the balance sheet.  One method of achieving this balance is to originate variable rate loans for the portfolio to offset the short-term re-pricing of liabilities since a number of the interest bearing deposit products have no contractual maturity.  Customers may withdraw funds from their accounts at any time and deposit balances may therefore run off unexpectedly due to changing market conditions.

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

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
.
Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

No.	Description
2.1
Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2010)

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: May 14, 2010	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: May 14, 2010	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: May 14, 2010	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.	Description
2.1
Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2010)

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