Form 10-Q
period 2010-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2010-08-13
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                     Yes [   ]                                No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $.01 par value per share	2,696,902 shares

Table of Contents
Part I – Financial Information

Page

Item 1. Financial Statements

Consolidated Balance Sheets as of
June 30, 2010 and December 31, 2009 (unaudited)	3

Consolidated Statements of Operations for the three months and six
months ended June 30, 2010 and 2009 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity
for the six months ended June 30, 2010 and 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended
June 30, 2010 and 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4T. Controls and Procedures	37

Part II - Other Information

Part I - Financial Information

Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

ASSETS	2010	2009
Cash and due from banks	$20,018,125	$2,541,557
Short-term investments	9,575,831	15,383,081
Cash and cash equivalents	29,593,956	17,924,638

Interest bearing certificates of deposit	99,371	347,331
Available for sale securities (at fair value)	3,408,184	2,219,751
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	124,576,449	112,633,762
Allowance for loan losses	(2,798,543)	(2,768,567)
Loans receivable, net	121,777,906	109,865,195
Accrued interest receivable	548,466	480,497
Premises and equipment	2,349,644	2,485,797
Other assets held for sale	372,758	372,758
Other real estate owned	111,435	-
Other assets	1,809,883	1,848,111
Total assets	$160,137,703	$135,610,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$30,677,581	$29,834,836
Interest bearing deposits	109,662,818	87,720,706
Total deposits	140,340,399	117,555,542

Repurchase agreements	2,156,323	294,332
Capital lease obligations	1,172,192	1,175,263
Accrued expenses and other liabilities	785,808	952,505
Total liabilities	144,454,722	119,977,642

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2010 2,696,902; and 2009 2,695,902	26,969	26,959
Additional paid-in capital	22,563,620	22,560,100
Accumulated deficit	(6,907,467)	(6,942,727)
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities	(141)	(11,796)
Total shareholders' equity	15,682,981	15,632,536

Total liabilities and shareholders' equity	$160,137,703	$135,610,178

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest Income:
Interest and fees on loans	$1,874,232	$1,421,816	$3,614,790	$2,879,508
Interest on securities	1,797	29,164	9,003	88,559
Interest on Federal funds sold and short-term and other investments	18,838	56,931	41,750	104,615
Total interest income	1,894,867	1,507,911	3,665,543	3,072,682

Interest Expense:
Interest expense on deposits	455,265	533,996	880,834	982,371
Interest expense on capital lease obligations	43,666	44,188	87,418	88,173
Interest expense on repurchase agreements and other borrowings	3,164	2,477	4,805	4,141
Total interest expense	502,095	580,661	973,057	1,074,685

Net interest income	1,392,772	927,250	2,692,486	1,997,997

Provision (credit) for loan losses	152,062	(65,414)	117,638	2,080,716

Net interest income (loss) after provision (credit) for loan losses	1,240,710	992,664	2,574,848	(82,719)

Noninterest Income:
Service charges and fees	117,111	129,184	235,049	273,878
Gain on sale of available for sale securities	-	-	28,979	-
Other noninterest income	35,699	26,779	73,362	45,509
Total noninterest income	152,810	155,963	337,390	319,387

Noninterest Expenses:
Salaries and benefits	741,792	764,820	1,519,009	1,540,310
Occupancy and equipment	144,883	159,312	326,674	341,690
Professional services	147,576	136,523	407,893	272,407
Data processing and other outside services	101,623	99,426	200,144	200,482
FDIC Insurance	57,403	96,186	109,364	142,509
Other operating expenses	183,343	149,581	313,894	304,167
Total noninterest expenses	1,376,620	1,405,848	2,876,978	2,801,565

Net income (loss)	$16,900	$(257,221)	$35,260	$(2,564,897)

Basic and diluted income (loss) per share	$0.01	$(0.10)	$0.01	$(0.95)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six months Ended June 30, 2010 and 2009

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

Comprehensive loss:
Net loss	-	-	-	(2,564,897)	-	(2,564,897)
Unrealized holding loss on available for
sale securities	-	-	-	-	(28,208)	(28,208)
Total comprehensive loss						(2,593,105)

Share based compensation:
Restricted stock compensation	1,750	17	27,963	-	-	27,980
Stock option compensation	-	-	(14,845)	-	-	(14,845)

Balance, June 30, 2009	2,689,902	$26,899	22,534,282	$(6,600,199)	$2	$15,960,984

Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	$(6,942,727)	$(11,796)	$15,632,536

Comprehensive income:
Net income	-	-	-	35,260	-	35,260
Unrealized holding gain on available for
sale securities	-	-	-	-	11,655	11,655
Total comprehensive income						46,915

Share based compensation:
Restricted stock compensation	1,000	10	3,520	-	-	3,530

Balance, June 30, 2010	2,696,902	$26,969	$22,563,620	$(6,907,467)	$(141)	$15,682,981

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009

	2010	2009
Cash Flows From Operations
Net income (loss)	$35,260	$(2,564,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and accretion of premiums and discounts on investments, net	(2,138)	1,618
Provision for loan losses	117,638	2,080,716
Share based compensation	3,530	13,135
Gain on sale of available for sale securities	(28,979)	-
Depreciation and amortization	141,023	145,967
Increase in cash surrender of life insurance	(20,340)	(21,720)
Write-down of other assets held for sale	-	6,190
Changes in assets and liabilities:
Decrease in deferred loan fees	(23,811)	(18,101)
Increase (decrease) in accrued interest receivable	(67,969)	50,051
Increase in other assets	58,568	(8,365)
(Decrease) increase in accrued expenses and other liabilities	(166,697)	30,947
Net cash provided by (used in) operating activities	46,085	(284,459)

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	247,960	91,796
Purchases of available for sale securities	(39,414,815)	(4,156,314)
Principal repayments on available for sale securities	46,994	2
Proceeds from maturities / calls of available for sale securities	36,071,535	6,000,000
Proceeds from sales of available for sale securities	2,150,625	-
Net increase in loans receivable	(12,117,973)	(7,146,489)
Purchases of premises and equipment	(4,870)	(8,661)
Net cash used in by investing activities	(13,020,544)	(5,219,666)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	3,213,293	2,947,450
Net increase in certificates of deposit	19,571,564	21,113,636
Net increase in repurchase agreements	1,861,991	793,974
Principal repayments on capital lease obligations	(3,071)	(2,762)
Net cash provided by financing activities	24,643,777	24,852,298

Net increase in cash and cash equivalents	11,669,318	19,348,173
Cash and cash equivalents
Beginning	17,924,638	13,904,889

Ending	$29,593,956	$33,253,062
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Six Months Ended June 30, 2010 and 2009

	2010	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$940,260	$1,034,602

Income taxes	$750	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$111,435	$270,750

Unrealized holding gains (losses) on available for sale securities arising
during the period	$11,655	$(28,208)

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

In connection with the merger, Naugatuck Valley Mutual Holding Company (“NVSL MHC”), which is presently the majority shareholder of NVSL, will reorganize and convert from a mutual holding company form of organization to a stock holding company form of organization.  The stock holding company will be Newco, which will (i) offer and sell shares of its common stock as prescribed in a Plan of Conversion adopted concurrently with the execution of the Agreement and Plan of Merger and (ii) exchange shares of its common stock for shares of NVSL common stock held by persons other than NVSL MHC.  Additionally, in connection with the merger, the Bank will be merged with and into NVSL Bank. See Note 18 to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 29, 2010 for additional information relating to the pending merger.

The merger is expected to be completed during the fourth quarter of 2010 or the first quarter of 2011 and is subject to the completion of the conversion, approval of the Company’s shareholders, the receipt of regulatory approvals and other customary closing conditions.

Note 2.  Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2009, filed with the Securities and Exchange Commission on Form 10-K on March 29, 2010.

Note 3.  Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,349,989	$-	$(23)	$3,349,966
U.S. Government Agency Mortgage Backed Securities	58,336	-	(118)	58,218
	$3,408,325	$-	$(141)	$3,408,184

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Government Agency Obligations	$2,126,216	$-	$(12,483)	$2,113,733
U.S. Government Agency Mortgage Backed Securities	105,331	687	-	106,018
	$2,231,547	$687	$(12,483)	$2,219,751

The amortized cost and fair value of available for sale debt securities at June 30, 2010 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
June 30, 2010	Cost	Value
Maturity:
Three months or less	$3,349,989	$3,349,966
Mortgage-backed securities	58,336	58,218
	$3,408,325	$3,408,184

Note 4.    Loans Receivable

A summary of the Company's loan portfolio at June 30, 2010 and December 31, 2009 is as follows:

	2010	2009
Commercial loans secured by real estate	$71,106,809	$63,836,712
Commercial loans	50,073,770	43,893,191
Construction and land loans	3,170,683	4,607,905
Consumer installment loans	353,965	448,543
Total loans	124,705,227	112,786,351
Net deferred loan fees	(128,778)	(152,589)
Allowance for loan losses	(2,798,543)	(2,768,567)
Loans receivable, net	$121,777,906	$109,865,195

The following represents the activity in the allowance for loan losses for the six months ended
June 30, 2010 and 2009:

	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
Provision for loan losses	117,638	2,080,716
Recoveries of loans previously charged-off:
Consumer	1,137	356
Total recoveries	1,137	356
Loans charged-off:
Commercial loans secured by real estate	(84,387)	(410,130)
Consumer	(4,412)	-
Total charge-offs	(88,799)	(410,130)
Balance at end of period	$2,798,543	$2,854,311

Net charge-offs to average loans	(0.07)%	(0.45)%

At June 30, 2010 and December 31, 2009, the unpaid principal balances of loans placed on nonaccrual status were $6,415,000 and $5,363,000, respectively. There were no loans considered “troubled debt restructurings” at June 30, 2010 or December 31, 2009. Accruing loans contractually past due 90 days or more were $688,000 and $484,000 at June 30, 2010 and December 31, 2009, respectively. Such loans are considered to be well secured and in the process of collection.

The following information relates to impaired loans as of June 30, 2010 and December 31, 2009:

	2010	2009
Impaired loans for which there is a specific allowance	$4,305,741	$4,634,634

Impaired loans for which there is no specific allowance	$2,165,964	$2,469,484

Allowance for loan losses related to impaired loans	$1,364,472	$1,489,255

Average recorded investment in impaired loans	$6,794,764	$5,775,813

Note 5.    Deposits

At June 30, 2010 and December 31, 2009, deposits consisted of the following:

	2010	2009
Noninterest bearing	$30,677,581	$29,834,836
Interest bearing:
Checking	8,481,018	8,604,111
Money Market	28,828,622	26,434,495
Savings	2,482,918	2,383,404
Time certificates, less than $100,000 (1)	31,236,283	27,785,391
Time certificates, $100,000 or more (2)	38,633,977	22,513,305
Total interest bearing	109,662,818	87,720,706
Total deposits	$140,340,399	$117,555,542

(1) Included in time certificates of deposit, less than $100,000, at June 30, 2010 and December 31, 2009 were brokered deposits totaling $6,372,699 and $9,015,482, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at June 30, 2010 and December 31, 2009 were brokered deposits totaling $9,842,604 and $4,991,718, respectively.

Note 6.    Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At June 30, 2010, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at June 30, 2010.

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

The following is information about the computation of income (loss) per share for the three and six months ended June 30, 2010 and 2009:

Three Months Ended June 30,	2010			2009
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (Loss) available to common shareholders	$16,900	2,696,524	$0.01	$(257,221)	2,689,116	$(0.10)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	1,378	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$16,900	2,697,902	$0.01	$(257,221)	2,689,116	$(0.10)

Six Months Ended June 30,	2010			2009
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Income (Loss) available to common shareholders	$35,260	2,696,213	$0.01	$(2,564,897)	2,688,637	$(0.95)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	1,689	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$35,260	2,697,902	$0.01	$(2,564,897)	2,688,637	$(0.95)

For the three months and six months ended June 30, 2009, 8,385 shares and 8,691 shares, respectively that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note  8.      Other Comprehensive Income (Loss)

Under Statement of Financial Standards entitled, “Reporting Comprehensive Income,” certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income (loss), which is comprised solely of the change in unrealized gains (losses) on available for sale securities, was as follows:

	Six Months Ended June 30, 2010
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,634	$-	$40,634
Reclassification adjustment for amounts
recognized in net income	28,979	-	28,979
Unrealized holding gains on available for sale
securities, net of taxes	$11,655	$-	$11,655

	Six Months Ended June 30, 2009
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding losses arising during period	$(28,206)	$(2)	$(28,208)
Reclassification adjustment for amounts
recognized in net income	-	-	-
Unrealized holding losses on available for sale
securities, net of taxes	$(28,206)	$(2)	$(28,208)

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

Financial instruments whose contract amounts repesent credit risk at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Commitments to extend credit:
Future loan commitments	$7,348,000	$5,054,000
Unused lines of credit	23,775,369	28,178,604
Financial standby letters of credit	3,355,769	3,358,597
Undisbursed construction loans	-	437,000
	$34,479,138	$37,028,201

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at June 30, 2010 and December 31, 2009 was not significant.

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

Loans receivable

For variable rate loans that reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios.  The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated period end market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

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

In February 2010, the FASB issued guidance which amended the existing guidance related to Fair Value Measurements and Disclosures.  The amendments will require the following new fair value disclosures:

   ♦  Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers; and

♦
In the rollforward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements as follows:

♦	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the statement of financial position; and

♦
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

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$3,349,966	$3,349,966	$-	$-
U.S. Government Agency Mortgage Backed Securities	58,218	-	58,218	-
Available for sale securities	$3,408,184	$3,349,966	$58,218	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
U.S. Government Agency Obligations - FNMA	$2,113,733	$-	$2,113,733	$-
U.S. Government Agency Mortgage Backed Securities	106,018	-	106,018	-
Available for sale securities	$2,219,751	$-	$2,219,751	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$2,893,885	$-	$-	$2,893,885

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$3,097,995	$-	$-	$3,097,995

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value.
Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

Other real estate owned	$111,435	$-	$-	$111,435

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$-	$372,758

Other real estate owned	$270,750	$-	$270,750	$-

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for June 30, 2010 and December 31, 2009 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$20,018,125	$20,018,125	$2,541,557	$2,541,557
Short-term investments	9,575,831	9,575,831	15,383,081	15,383,081
Interest bearing certificates of deposit	99,371	99,371	347,331	347,331
Available for sale securities	3,408,325	3,408,184	2,219,751	2,219,751
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	121,777,906	124,949,000	109,865,195	111,191,000
Accrued interest receivable	548,466	548,466	480,497	480,497
Servicing rights	15,002	33,902	17,248	32,261
Interest only strips	19,178	29,036	22,176	26,709

Financial Liabilities:
Noninterest-bearing deposits	30,677,581	30,677,581	29,834,836	29,834,836
Interest bearing checking accounts	8,481,018	8,481,018	8,604,111	8,604,111
Money market deposits	28,828,622	28,828,622	26,434,495	26,434,495
Savings deposits	2,482,918	2,482,918	2,383,404	2,383,404
Time certificates of deposits	69,870,260	71,101,000	50,298,696	51,377,000
Repurchase agreements	2,156,323	2,156,323	294,332	294,332
Accrued interest payable	234,586	234,586	201,789	201,789

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2010 and December 31, 2009.

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

Reclassifications

Certain 2009 amounts have been reclassified to conform with the 2010 presentation. Such reclassifications had no effect on net income for the three months or six months ended June 30, 2009.

Note 11.      Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The following represents the operating results and total assets for the segments of the Company as of and for the three months and six months ended June 30, 2010 and June 30, 2009, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Three Months Ended June 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,379,606	$12,181	$985	$-	$1,392,772

Provision for loan losses	152,062	-	-	-	152,062

Net interest income after provision for loan losses	1,227,544	12,181	985	-	1,240,710

Noninterest income	150,362	(3,552)	6,000	-	152,810

Noninterest expense	1,292,716	50,996	32,908	-	1,376,620

Net income (loss)	85,190	(42,367)	(25,923)	-	16,900

Total assets as of June 30, 2010	159,129,216	132,482	15,709,382	(14,833,377)	160,137,703

Three Months Ended June 30, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$907,190	$18,301	$1,759	$-	$927,250

Credit for loan losses	(65,414)	-	-	-	(65,414)

Net interest income after credit for loan losses	972,604	18,301	1,759	-	992,664

Noninterest income	159,515	(3,552)	-	-	155,963

Noninterest expense	1,317,409	54,202	34,237	-	1,405,848

Net loss	(185,290)	(39,453)	(32,478)	-	(257,221)

Goodwill	-	238,440	-	-	238,440

Total assets as of June 30, 2009	135,689,994	357,394	15,979,888	(14,807,439)	137,219,837

Six Months Ended June 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$2,669,239	$20,545	$2,702	$-	$2,692,486

Provision for loan losses	117,638	-	-	-	117,638

Net interest income after provision for loan losses	2,551,601	20,545	2,702	-	2,574,848

Noninterest income	332,494	(7,104)	12,000	-	337,390

Noninterest expense	2,709,864	107,247	59,867	-	2,876,978

Net income (loss)	174,231	(93,806)	(45,165)	-	35,260

Total assets as of June 30, 2010	159,129,216	132,482	15,709,382	(14,833,377)	160,137,703

Six Months Ended June 30, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,966,961	$25,858	$5,178	$-	$1,997,997

Provision for loan losses	2,080,716	-	-	-	2,080,716

Net interest income after provision for loan losses	(113,755)	25,858	5,178	-	(82,719)

Noninterest income	326,491	(7,104)	-	-	319,387

Noninterest expense	2,602,229	103,162	96,174	-	2,801,565

Net loss	(2,389,493)	(84,408)	(90,996)	-	(2,564,897)

Goodwill	-	238,440	-	-	238,440

Total assets as of June 30, 2009	135,689,994	357,394	15,979,888	(14,807,439)	137,219,837

Note 12.      Commitments and Contingencies

Litigation

At June 30, 2010, neither the Company nor any subsidiary was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in July 2010.  The amendments in this ASU apply to all entities, both public and nonpublic, with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The amendments in this ASU enhance disclosures about the credit quality of financing receivables and the allowance for credit losses.  This ASU amends existing disclosure guidance to require entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  In addition, this ASU requires entities to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  This ASU encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, entities should provide comparative disclosures for those reporting periods ending after initial adoption.

In June 2009, the FASB issued a new guidance for Accounting for Transfers of Financial Assets. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) are evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity must apply the transition guidance provided in the pronouncement that requires consolidation.  This standard is effective for the first reporting period (including interim periods) beginning after November 15, 2009 and was applied to transfers occurring on or after the effective date.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2010 and 2009 together with the audited financial statements as of and for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2010.

Summary
As of June 30, 2010, the Company had $160.1 million of total assets, $124.6 million of gross loans receivable, and $140.3 million of total deposits.  Total equity capital at June 30, 2010 was $15.7 million, and the Company’s Tier I Leverage Capital Ratio was 10.89%.

The Company had net income for the quarter ended June 30, 2010 of $17,000 (or basic and diluted earnings per share of $0.01), compared to a net loss of $257,000 (or basic and diluted loss per share of $0.10) for the second quarter of 2009.

During the second quarter of 2010, earnings were reduced by $87,000 for merger related legal, accounting and advisory costs.

The Company’s operating results for the second quarter of 2010 compared to the same period of 2009 were influenced by the following factors:

●
Net interest income increased due to the combined effects of increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, offset partially by increases in liability volumes;

●
Noninterest income decreased because of decreases in service charges and fees resulting from changes in the business practices of customers of the Bank, partially offset by increases in rental income and an increase in servicing income on SBA loans; and

●
Noninterest expenses decreased due to a decline in FDIC insurance expense attributable to a onetime special assessment incurred in the second quarter of 2009, partially offset, as noted above, by an increase in legal and professional fees incurred relating to the merger with Naugatuck Valley Financial Corporation. See Footnote 18 to the Company’s December 31, 2009 Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 29, 2010 for additional information regarding the merger.

The Company had net income during the six months ended June 30, 2010 of $35,000 (or basic and diluted earnings per share of $0.01), compared to a net loss of $2,565,000 (or basic and diluted loss per share of $0.95) for the same period in 2009.

During the first six months of 2010, earnings were reduced by $266,000 for merger related legal, accounting and advisory costs.

The Company’s increase in earnings during the six months ended June 30, 2010, as compared to the same period in 2009, was due to the combined effects of a $1,963,000 decrease in the provision for loan losses recorded by the Bank to $118,000 for the six months ended June 30, 2010, compared to a provision for loan losses of $2,081,000 for the same period in 2009; and a $695,000 increase in net interest income. Net interest income increased due to increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, which were partially offset by increases in liability volumes.  The provision for loan losses during the first six months of 2009 was related to a group of ten impaired loans that were severely impacted by prevailing economic conditions, which is discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses and growth in the loan portfolio, the operating results for the first six months of 2010 compared to the same period of 2009 were influenced by the following factors:

●
Noninterest income increased because of recognition of a gain on the sale of an available for sale security, as well as increases in rental income and an increase in servicing income on SBA loans. These increases were partially offset by decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●Noninterest expenses, as noted above, increased due to legal and professional fees incurred relating to the merger with Naugatuck Valley Financial Corporation, partially offset by lower salaries and benefits expense and a decrease in the cost of FDIC Insurance related to a special onetime assessment accrued during the first six months of 2009. See Footnote 18 to the Company’s December 31, 2009 Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 29, 2010 for additional information regarding the merger.

Critical Accounting Policy

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has reviewed this critical accounting policy and estimate with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2010.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,799,000 or 2.24% of gross loans receivable at June 30, 2010 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2009, the allowance for loan losses was $2,769,000 or 2.46% of gross loans receivable.

The $30,000 increase in the allowance during the six months ended June 30, 2010 was attributable to a $155,000 increase in the general component of the allowance, which was partially offset by a $125,000 decrease in the specific component of the allowance. The increase in the general component of the reserve was due to increased loan volume and an increase in classified loans. The decrease in the specific component was related to loans that were impaired at both June 30, 2010 and December 31, 2009.  For the six months ended June 30, 2010, the Company received $138,000 in payments and charged off $84,000 on these impaired loans, which were partially offset by a $101,000 decline in the collateral supporting such loans. The decline in collateral value was primarily related to updated appraisals on four impaired loans completed during the six months ended June 30, 2010.

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

The FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in July 2010.  The amendments in this ASU apply to all entities, both public and nonpublic, with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The amendments in this ASU enhance disclosures about the credit quality of financing receivables and the allowance for credit losses.  This ASU amends existing disclosure guidance to require entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  In addition, this ASU requires entities to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  This ASU encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, entities should provide comparative disclosures for those reporting periods ending after initial adoption.

In June 2009, the FASB issued a new guidance for Accounting for Transfers of Financial Assets. The objective of this standard is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) are evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity must apply the transition guidance provided in the pronouncement that requires consolidation.  This standard is effective for the first reporting period (including interim periods) beginning after November 15, 2009 and are applied to transfers occurring on or after the effective date.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Comparison of Financial Condition as of June 30, 2010 versus December 31, 2009

General
The Company’s total assets were $160.1 million at June 30, 2010, an increase of $24.5 million from $135.6 million at December 31, 2009.  The Bank’s net loans receivable increased to $121.8 million at June 30, 2010 from $109.9 million at December 31. 2009, and cash and cash equivalents increased to $29.6 million as of June 30, 2010 from $17.9 million as of December 31, 2009.  Total deposits increased to $140.3 million as of June 30, 2010 from $117.6 million as of December 31, 2009. The increase in deposit liabilities combined with decreases in lower yielding short-term investments and available for sale securities required to meet pledge obligations, funded the growth in net loans receivable and cash and cash equivalents during the six months ended June 30, 2010.

Short-term investments
Short-term investments, consisting of money market investments, were $9.6 million at June 30, 2010, compared to a balance of $15.4 million as of December 31, 2009. This $5.8 million decrease in short-term investments from December 31, 2009 was attributable to growth in the Bank’s loan portfolio.

Investments
Available for sale securities, consisting of U.S. Treasury Bills, U.S. government agency obligations and agency issued mortgage-backed securities, were $3.4 million at June 30, 2010, compared to a balance of $2.2 million as of December 31, 2009. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $1.2 million increase in available for sale securities is in response to increased pledge requirements at June 30, 2010. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Interest income on loans is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The Company’s net loan portfolio was $121.8 million at June 30, 2010 versus $109.9 million at December 31, 2009, an increase of $11.9 million.  The Company attributes the loan growth during the first six months of 2010 to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses.  Management believes that the loan growth will continue as the Bank’s branch system deposit base grows and additional lending capacity is developed.  The Bank’s loans have been made to borrowers primarily in the New Haven, Connecticut market area.  There are no other significant loan concentrations in the loan portfolio.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009:

	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
Provision for loan losses	117,638	2,080,716
Recoveries of loans previously charged-off:
Consumer	1,137	356
Total recoveries	1,137	356
Loans charged-off:
Commercial loans secured by real estate	(84,387)	(410,130)
Consumer	(4,412)	-
Total charge-offs	(88,799)	(410,130)
Balance at end of period	$2,798,543	$2,854,311

Net charge-offs to average loans	(0.07)%	(0.45)%

Non-Accrual, Past Due and Restructured Loans

The following represents non-accrual, past due and restricted loans at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Non-accrual loans	$6,414,910	$5,363,061

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$508,014	$483,897
Matured loans pending renewal and still accruing	180,420	-
Total	$688,434	$483,897

The $1.0 million increase in non-accrual loans at June 30, 2010 compared to December 31, 2009, relates to one loan that had been classified as an impaired and accruing loan at December 31, 2009. Management believes there exists sufficient collateral for the collection of principal and accrued interest on the loan. However as the loan is past due 90 days or more at June 30, 2010 and the timing of the payment is not certain, the loan has been classified as non-accrual at June 30, 2010.

Deposits
Total deposits were $140.3 million at June 30, 2010 as compared to total deposits of $117.6 million at December 31, 2009.  Non-interest bearing deposits were $30.7 million at June 30, 2010, an increase of $900 thousand (3.0%) from $29.8 million at December 31, 2009. Total interest bearing checking, money market and savings deposits increased $2.4 million or 6.5% to $39.8 million at June 30, 2010 from $37.4 million at December 31, 2009.  Time deposits increased to $69.9 million at June 30, 2010 from $50.3 million at December 31, 2009, a $19.6 million or 39.0% increase.  Included in time deposits at June 30, 2010 and December 31, 2009 was $16.2 million and $14.0 million, respectively, in brokered deposits, which included the Company’s placement of $5.0 million and $3.4 million in customer deposits; and purchase of $4.0 million and $3.5 million in brokered certificates of deposit through the CDARS program at June 30, 2010 and December 31, 2009, respectively. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

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

Other
Repurchase agreement balances totaled $2.2 million at June 30, 2010 as compared to $294,000 at December 31, 2009.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three months and six months ended June 30, 2010 and 2009

General
The Company had net income for the quarter ended June 30, 2010 of $17,000 (or basic and diluted earnings per share of $0.01), compared to a net loss of $257,000 (or basic and diluted loss per share of $0.10) for the second quarter of 2009.

During the second quarter of 2010, earnings were reduced by $87,000 for merger related legal, accounting and advisory costs.

The Company’s operating results for the second quarter of 2010 as compared to the same period of 2009 were influenced by the following factors:

●
Net interest income increased due to the combined effects of increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, which were partially offset by increases in liability volumes;

●Noninterest income decreased because of decreases in service charges and fees resulting from changes in the business practices of customers of the Bank, partially offset by increases in rental income and an increase in servicing income on SBA loans; and
●
Noninterest expenses decreased due to a decline in FDIC insurance expense attributable to a onetime special assessment accrued in the second quarter of 2009, partially offset, as noted above, by an increase in legal and professional fees incurred relating to the merger with Naugatuck Valley Financial Corporation. See Footnote 18 to the Company’s December 31, 2009 Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 29, 2010 for additional information regarding the merger.

The Company had net income during the six months ended June 30, 2010 of $35,000 (or basic and diluted earnings per share of $0.01), compared to a net loss of $2,565,000 (or basic and diluted loss per share of $0.95) for the same period in 2009.

During the first six months of 2010, earnings were reduced by $266,000 for merger related legal, accounting and advisory costs.

The Company’s increase in earnings during the six months ended June 30, 2010, as compared to the same period in 2009, was due to the combined effects of a $1,963,000 decrease in the provision for loan losses recorded by the Bank to $118,000 for the six months ended June 30, 2010 from $2,081,000 for the same period in 2009; and a $695,000 increase in net interest income. Net interest income increased due to increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, which were partially offset by increases in liability volumes.  The provision for loan losses during the first six months of 2009 was related to a group of ten impaired loans that were severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

In addition to the impact of the provision for loan losses and increase in net interest income, the operating results for the first six months of 2010 compared to the same period of 2009 were influenced by the following factors:

●
Noninterest income increased because of recognition of a gain on the sale of an available for sale security, as well as increases in rental income and an increase in servicing income on SBA loans. These increases were partially offset by decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses, as noted above, increased due to legal and professional fees incurred relating to the merger with Naugatuck Valley Financial Corporation, which were partially offset by lower salaries and benefits expense and a decrease in the cost of FDIC Insurance related to a special onetime special assessment accrued during the six months ended June 30, 2009. See Footnote 18 to the Company’s December 31, 2009 Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 29, 2010 for additional information regarding the merger.

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

For the quarter ended June 30, 2010, net interest income was $1,393,000 versus $927,000 for the same period in 2009. The $466,000 or 50.2% increase was the result of a $387,000 increase in interest income and a $79,000 decrease in interest expense.  This net increase was primarily the result of an increase in interest earning assets, as well as favorable changes in rates on both interest earning assets and interest bearing liabilities, partially offset by increased costs on interest bearing liabilities.

The Company’s average total interest earning assets were $134.8 million during the quarter ended June 30, 2010 compared to $121.9 million for the same period in 2009, an increase of $12.9 million or 10.6%. The increase in average interest earning assets of $12.9 million was comprised of increases in average balances of loans of $26.5 million and investments of $1.3 million, partially offset by decreases in average balances of short-term and other investments of $14.9 million.

The yield on average interest earning assets for the quarter ended June 30, 2010 was 5.64% compared to 4.96% for the same period in 2009, an increase of 68 basis points.  The increase in the yield on average earning assets was attributable to growth in the Bank’s higher yielding loan portfolio and reductions in lower yielding short-term investments.

The combined effects of the $12.9 million increase in average balances of interest earning assets and the 68 basis point increase in yield on average interest earning assets resulted in the $387,000 increase in interest income for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

The average balance of the Company’s interest bearing liabilities was $100.6 million during the quarter ended June 30, 2010 compared to $85.7 million for the quarter ended June 30, 2009, an increase of $14.9 million or 17.4%. The cost of average interest bearing liabilities decreased 72 basis points to 2.00% for the quarter ended June 30, 2010 compared to 2.72% for the same period in 2009, which was primarily due to a general decrease in market interest rates.

The combined effects of the 72 basis point decrease in yield on average interest bearing liabilities and the $14.9 million increase in average balances of interest bearing liabilities resulted in the $79,000 decrease in interest expense for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

For the six months ended June 30, 2010, net interest income was $2,693,000 versus $1,998,000 for the same period in 2009. The $695,000 or 34.8% increase was the result of a $593,000 increase in interest income and a $102,000 decrease in interest expense.  This net increase was primarily the result of an increase in interest earning assets, as well as favorable changes in rates on both interest earning assets and interest bearing liabilities, partially offset by increased costs on interest bearing liabilities. The increase in the yield on average earning assets reflects the growth in the Bank’s loan portfolio combined with the impact of reductions in interest income during the second quarter of 2009 related to the increase in non-performing assets.

The Company’s average total interest earning assets were $132.2 million during the six months ended June 30, 2010 compared to $114.2 million for the same period in 2009, an increase of $18.0 million or 15.8%. The increase in average interest earning assets of $18.0 million was comprised of increases in average balances of loans of $26.0 million, partially offset by decreases in average balances of short-term and other investments of $7.4 million and investments of $600 thousand.

The yield on average interest earning assets for the six months ended June 30, 2010 was 5.59% compared to 5.43% for the same period in 2009, an increase of 16 basis points.  The increase in the yield on average earning assets was attributable to growth in the Bank’s higher yielding loan portfolio and reductions in lower yielding short-term investments.

The combined effects of the $18.0 million increase in average balances of interest earning assets and the 16 basis point increase in yield on average interest earning assets resulted in the $593,000 increase in interest income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

The average balance of the Company’s interest bearing liabilities was $95.3 million during the six months ended June 30, 2010 compared to $78.3 million for the six months ended June 30, 2009, an increase of $17.0 million or 21.7%. The cost of average interest bearing liabilities decreased 71 basis points to 2.06% for the six months ended June 30, 2010 compared to 2.77% for the same period in 2009, which was primarily due to a general decrease in market interest rates.

The combined effects of the 71 basis point decrease in yield on average interest bearing liabilities and the $17.0 million increase in average balances of interest bearing liabilities resulted in the $102,000 decrease in interest expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three  months ended June 30, 2010 and 2009.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2010			2009
							Increases
		Interest			Interest		(Decreases)
	Average	Income/	Average	Average	Income/	Average	in Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$120,625	$1,874	6.23%	$94,106	$1,422	6.06%	$452
Short-term and other investments	10,319	19	0.74%	25,197	57	0.91%	(38)
Investments	3,866	2	0.21%	2,626	29	4.43%	(27)
Total interest earning assets	134,810	1,895	5.64%	121,929	1,508	4.96%	387

Cash and due from banks	6,857			4,556
Premises and equipment, net	2,391			2,658
Allowance for loan losses	(2,779)			(3,274)
Other	2,755			2,395
Total assets	$144,034			$128,264
Interest bearing liabilities
Time certificates	$59,750	356	2.39%	$47,657	377	3.17%	(21)
Savings deposits	2,349	4	0.68%	1,789	7	1.57%	(3)
Money market /checking deposits	34,750	95	1.10%	34,285	151	1.77%	(56)
Capital lease obligations	1,173	44	15.05%	1,179	44	14.97%	-
Repurchase agreements	2,537	3	0.47%	781	2	1.03%	1
Total interest bearing liabilities	100,559	502	2.00%	85,691	581	2.72%	(79)

Non-interest bearing deposits	26,877			25,360
Accrued expenses and other liabilities	858			1,130
Shareholder's equity	15,740			16,083
Total liabilities and equity	$144,034			$128,264
Net interest income		$1,393			$927		$466

Interest spread			3.64%			2.24%
Interest margin			4.14%			3.05%
(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2010 and 2009 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	June 30, 2010 vs 2009
	Due to Change in Average		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest earning assets
Loans	$411	$41	$452
Short-term and other investments	(29)	(9)	(38)
Investments	9	(36)	(27)
Total interest earning assets	391	(4)	387

Interest bearing liabilities
Time certificates	84	(105)	(21)
Savings deposits	2	(5)	(3)
Money market / checking deposits	2	(58)	(56)
Repurchase agreements	3	(2)	1
Total interest bearing liabilities	91	(170)	(79)
Net interest income	$300	$166	$466

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the six months ended June 30, 2010 and 2009.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2010			2009
							Increases
		Interest			Interest		(Decreases)
	Average	Income/	Average	Average	Income/	Average	in Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$117,918	$3,615	6.18%	$91,964	$2,879	6.31%	$736
Short-term and other investments	10,985	42	0.77%	18,353	105	1.15%	(63)
Investments	3,295	9	0.55%	3,881	89	4.62%	(80)
Total interest earning assets	132,198	3,666	5.59%	114,198	3,073	5.43%	593

Cash and due from banks	5,343			4,354
Premises and equipment, net	2,425			2,692
Allowance for loan losses	(2,777)			(2,259)
Other	2,761			2,318
Total assets	$139,950			$121,303
Interest bearing liabilities
Time certificates	$55,690	687	2.49%	$41,707	677	3.27%	10
Savings deposits	2,362	8	0.68%	1,634	12	1.48%	(4)
Money market /checking deposits	34,146	186	1.10%	33,175	294	1.79%	(108)
Capital lease obligations	1,174	87	14.94%	1,180	88	15.04%	(1)
Repurchase agreements	1,944	5	0.52%	616	4	1.31%	1

Total interest bearing liabilities	95,316	973	2.06%	78,312	1,075	2.77%	(102)

Non-interest bearing deposits	27,990			24,655
Accrued expenses and other liabilities	901			1,074
Shareholder's equity	15,743			17,262
Total liabilities and equity	$139,950			$121,303
Net interest income		$2,693			$1,998		$695

Interest spread			3.53%			2.66%
Interest margin			4.11%			3.53%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the six months ended June 30, 2010 and 2009 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Six Months Ended
	June 30, 2010 vs 2009
	Due to Change in Average		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest earning assets
Loans	$796	$(60)	$736
Short-term and other investments	(35)	(28)	(63)
Investments	(11)	(69)	(80)
Total interest earning assets	750	(157)	593

Interest bearing liabilities
Time certificates	195	(185)	10
Savings deposits	4	(8)	(4)
Money market / checking deposits	9	(117)	(108)
Capital lease obligations	(1)	-	(1)
Repurchase agreements	5	(4)	1
Total interest bearing liabilities	212	(314)	(102)
Net interest income	$538	$157	$695

Provision for Loan Losses
The Bank’s provision for loan losses was $152,000 and $117,000 for the three months and six months ended June 30, 2010, respectively, as compared to a (credit to) provision for loan losses of $(65,000) and $2,081,000 for the same periods in 2009.

The $152,000 increase in the allowance during the second quarter of 2010 was attributable to a $99,000 increase in the general component of the allowance and $88,000 in previously impaired loans that were charged off, which were partially offset by a $35,000 decrease in the specific component of the allowance.  During the three months ended June 30, 2009, the credit to the provision for loan losses was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated.

The significant decrease in the provision for loan losses during the six months ended June 30, 2010, as compared to the same period in the prior year, was primarily related to specific reserves established for a group of ten impaired loans in 2009 that were severely impacted by prevailing economic conditions in 2009, discussed in more detail under “Allowance for Loan Losses”.

Noninterest Income
Total noninterest income was $153,000 for the three months ended June 30, 2010 versus $156,000 for the same period in 2009. Service charges and fees decreased $12,000 due to changes in business practices of customers of the Bank during the second quarter of 2010. Other noninterest income increased to $36,000 for the three months ended June 30, 2010 from $27,000 in the same period in 2009 primarily due to increases in rental income.

Total noninterest income was $337,000 for the six months ended June 30, 2010 compared to $319,000 for the same period in 2009. Noninterest income included a $29,000 gain on the sale of an available for sale security. Service charges and fees decreased $39,000 due to changes in business practices of customers of the Bank during the first quarter of 2010. Other noninterest income increased to $73,000 for the six months ended June 30, 2010 from $45,000 in the same period in 2009, due to a $14,000 increase in loan and SBA servicing related fees, a $12,000 increase in rental income and a $2,000 increase in other fees.

Noninterest Expense
Total noninterest expense was $1,377,000 for the three months ended June 30, 2010 versus $1,405,000 for the same period in 2009, a decrease of $29,000 or 2.1%.

Salaries and benefits expense for the three months ended June 30, 2010 declined $23,000 to $742,000 compared to $765,000 for the same period in 2009.

FDIC insurance expense decreased for the three months ended June 30, 2010 by $39,000 to $57,000 from $96,000 primarily due to a special onetime assessment accrued during 2009, partially offset by increases in deposit balances during 2010.

Professional services for the three months ended June 30, 2010 increased by $11,000 to $148,000 from $137,000, primarily due to an increase in fees related to the merger with NVSL.

Other operating expenses increased by $33,000 to $183,000 for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to non-recurring telephone and communication expense savings realized in the second quarter of 2009.

Total noninterest expense was $2,877,000 for the six months ended June 30, 2010 compared to $2,801,000 for the same period in 2009, an increase of $76,000 or 2.7%.

Salaries and benefits expense for the six months ended June 30, 2010 declined $21,000 to $1,519,000 compared to $1,540,000 for the same period in 2009.

FDIC insurance expense decreased for the six months ended June 30, 2010 by $34,000 to $109,000 from $143,000 primarily due to a special onetime assessment accrued during the first six months of 2009, partially offset by increases in deposit balances during 2010.

Professional services for the six months ended June 30, 2009 increased by $135,000 from $273,000 to $408,000, primarily due to an increase in legal, accounting and advisory fees related to the merger with Naugatuck Valley Financial Corporation.

In addition, other operating expenses of $314,000 for the six months ended June 30, 2010 were relatively unchanged from $304,000 for the same period in 2009.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of June 30, 2010 and December 31, 2009 consisted of liquid assets totaling $33.2 million and $20.5 million, respectively.  This represents 20.7% and 15.1% of total assets at June 30, 2010 and December 31, 2009, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital
The Company’s and Bank’s actual capital amounts and ratios at June 30, 2010 and December 31, 2009 were as follows:

The Company's actual capital amounts and ratios at June 30, 2010 and December 31, 2009 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,371	12.97%	$10,713	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,683	11.71%	5,356	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,683	10.89%	5,761	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,290	13.25%	$10,436	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,645	11.99%	5,218	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,645	11.24%	5,569	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at June 30, 2010 and December 31, 2009 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,233	12.22%	$10,631	8.00%	$12,620	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,558	10.96%	5,315	4.00%	7,570	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,558	10.18%	5,720	4.00%	6,732	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,014	12.39%	$10,340	8.00%	$12,924	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,384	11.13%	5,170	4.00%	7,755	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,384	10.44%	5,512	4.00%	6,889	5.00%

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

(b)  Changes in Internal Control Over Financial reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: August 13, 2010	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: August 13, 2010	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: August 13, 2010	Title: Vice President & Chief Accounting Officer

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