Form 10-Q
period 2010-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2010-11-15
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, $.01 par value per share	2,696,902 shares

Table of Contents
Part I – Financial Information

Page
Item 1. Financial Statements

Consolidated Balance Sheets as of
September 30, 2010 and December 31, 2009 (unaudited)	3

Consolidated Statements of Operations for the three months and nine
months ended September 30, 2010 and 2009 (unaudited)	4

Consolidated Statements of Changes in Shareholders’ Equity
for the nine months ended September 30, 2010 and 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2010 and 2009 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4T. Controls and Procedures	37

Part II - Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Removed and Reserved	37

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Part I - Financial Information

Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009

ASSETS	2010	2009
Cash and due from banks	$11,106,573	$2,541,557
Short-term investments	8,719,092	15,383,081
Cash and cash equivalents	19,825,665	17,924,638

Interest bearing certificates of deposit	99,344	347,331
Available for sale securities (at fair value)	3,031,709	2,219,751
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	130,942,371	112,633,762
Allowance for loan losses	(2,907,561)	(2,768,567)
Loans receivable, net	128,034,810	109,865,195
Accrued interest receivable	596,862	480,497
Premises and equipment	2,282,536	2,485,797
Other assets held for sale	372,758	372,758
Other real estate owned	124,953	-
Other assets	1,940,405	1,848,111
Total assets	$156,375,142	$135,610,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$30,539,259	$29,834,836
Interest bearing deposits	107,748,478	87,720,706
Total deposits	138,287,737	117,555,542

Repurchase agreements	453,307	294,332
Capital lease obligations	1,170,594	1,175,263
Accrued expenses and other liabilities	752,048	952,505
Total liabilities	140,663,686	119,977,642

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2010 2,696,902; and 2009 2,695,902	26,969	26,959
Additional paid-in capital	22,565,383	22,560,100
Accumulated deficit	(6,880,796)	(6,942,727)
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities	(100)	(11,796)
Total shareholders' equity	15,711,456	15,632,536

Total liabilities and shareholders' equity	$156,375,142	$135,610,178

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest Income:
Interest and fees on loans	$1,946,695	$1,541,428	$5,561,488	$4,420,938
Interest on securities	1,996	17,985	10,998	106,543
Interest on Federal funds sold and short-term and other investments	25,332	58,697	67,082	163,310
Total interest income	1,974,023	1,618,110	5,639,568	4,690,791

Interest Expense:
Interest expense on deposits	498,121	547,572	1,378,956	1,529,943
Interest expense on capital lease obligations	43,550	43,648	130,968	131,822
Interest expense on repurchase agreements and other borrowings	483	1,128	5,288	5,269
Total interest expense	542,154	592,348	1,515,212	1,667,034

Net interest income	1,431,869	1,025,762	4,124,356	3,023,757

Provision (credit) for loan losses	106,450	(137,255)	224,088	1,943,461

Net interest income after provision (credit) for loan losses	1,325,419	1,163,017	3,900,268	1,080,296

Noninterest Income:
Service charges and fees	100,307	113,054	335,355	386,933
Gain on sale of available for sale securities	-	-	28,979	-
Other noninterest income	35,242	26,096	108,604	71,605
Total noninterest income	135,549	139,150	472,938	458,538

Noninterest Expenses:
Salaries and benefits	743,292	751,142	2,262,303	2,294,451
Occupancy and equipment	165,886	160,000	492,560	501,691
Professional services	156,392	122,333	564,286	394,741
Data processing and other outside services	108,432	115,617	308,576	316,097
FDIC Insurance	60,179	51,923	169,543	194,431
Other operating expenses	200,116	97,921	514,007	399,089
Total noninterest expenses	1,434,297	1,298,936	4,311,275	4,100,500

Net income (loss)	$26,671	$3,231	$61,931	$(2,561,666)

Basic and diluted income (loss) per share	$0.01	$0.00	$0.02	$(0.95)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2010 and 2009

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

Comprehensive loss:
Net loss	-	-	-	(2,561,666)	-	(2,561,666)
Unrealized holding loss on available for
sale securities, net of income taxes	-	-	-	-	(10,349)	(10,349)
Total comprehensive loss						(2,572,015)

Restricted stock compensation	1,750	17	40,902	-	-	40,919
Stock option compensation	-	-	(14,845)	-	-	(14,845)

Balance, September 30, 2009	2,689,902	$26,899	22,547,221	$(6,596,968)	$17,861	$15,995,013

Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	$(6,942,727)	$(11,796)	$15,632,536

Comprehensive income:
Net income	-	-	-	61,931	-	61,931
Unrealized holding gain on available for
sale securities	-	-	-	-	11,696	11,696
Total comprehensive income					-	73,627

Share based compensation:
Restricted stock compensation	1,000	10	5,283	-	-	5,293

Balance, September 30, 2010	2,696,902	$26,969	$22,565,383	$(6,880,796)	$(100)	$15,711,456

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
Cash Flows From Operations
Net income (loss)	$61,931	$(2,561,666)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Amortization and accretion of premiums and discounts on investments, net	18,034	13,839
Provision for loan losses	224,088	1,943,461
Share based compensation	5,293	26,074
Gain on sale of available for sale securities	(28,979)	-
Depreciation and amortization	209,315	218,374
Increase in cash surrender of life insurance	(30,510)	(32,580)
Write-down of other assets held for sale	-	6,190
Changes in assets and liabilities:
Decrease in deferred loan fees	(10,514)	(8,226)
Increase in accrued interest receivable	(116,365)	(12,330)
Increase in other assets	(61,784)	(47,862)
Decrease in accrued expenses and other liabilities	(200,457)	(42,733)
Net cash provided by (used in) operating activities	70,052	(497,459)

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	247,987	87,269
Purchases of available for sale securities	(55,664,463)	(7,456,165)
Principal repayments on available for sale securities	73,521	2
Proceeds from maturities / calls of available for sale securities	52,651,000	10,300,000
Proceeds from sales of available for sale securities	2,150,625	-
Net increase in loans receivable	(18,508,142)	(15,621,296)
Purchases of premises and equipment	(6,054)	(13,326)
Proceeds from the sale of OREO	-	528,250
Net cash used in investing activities	(19,055,526)	(12,175,266)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	4,759,136	4,846,137
Net increase in certificates of deposit	15,973,059	20,662,898
Net increase in repurchase agreements	158,975	22,514
Principal repayments on capital lease obligations	(4,669)	(4,199)
Net cash provided by financing activities	20,886,501	25,527,350

Net increase in cash and cash equivalents	1,901,027	12,854,625
Cash and cash equivalents
Beginning	17,924,638	13,904,889

Ending	$19,825,665	$26,759,514
		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	2010	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,464,639	$1,617,294

Income taxes	$750	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$124,953	$528,250

Unrealized holding gains on available for sale securities arising
during the period	$11,696	$1,047

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

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company will merge with and into Newco, with Newco being the surviving corporation. The Agreement and Plan of Merger was subsequently amended on September 17, 2010 to amend the consideration to be paid in the merger, extend the deadline for closing the merger and amend the conditions under which NVSL would be obligated to pay a termination fee to the Company.

On November 12, 2010, the Company, NVSL and Newco entered into a Mutual Termination Agreement pursuant to which the parties mutually agreed to terminate the Agreement and Plan of Merger due to an inability to obtain regulatory approval of the proposed merger.  In accordance with the terms and conditions of the Mutual Termination Agreement and the Agreement and Plan of Merger, as amended, NVSL paid a $350,000 termination fee to the Company on November 12, 2010, as reimbursement for the Company’s transaction expenses.

Note 2.	Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2009, filed with the Securities and Exchange Commission on Form 10-K on March 29, 2010.

Note 3.     Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,000,000	$-	$(210)	$2,999,790
U.S. Government Agency Mortgage Backed Securities	31,809	-	110	31,919
	$3,031,809	$-	$(100)	$3,031,709

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Government Agency Obligations	$2,126,216	$-	$(12,483)	$2,113,733
U.S. Government Agency Mortgage Backed Securities	105,331	687	-	106,018
	$2,231,547	$687	$(12,483)	$2,219,751

The amortized cost and fair value of available for sale debt securities at September 30, 2010 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following summary:

	Amortized	Fair
September 30, 2010	Cost	Value
Maturity:
Three months or less	$3,000,000	$2,999,790
Mortgage-backed securities	31,809	31,919
	$3,031,809	$3,031,709

Note 4.     Loans Receivable

A summary of the Company's loan portfolio at September 30, 2010 and December 31, 2009 is as follows:

	2010	2009
Commercial loans secured by real estate	$73,268,630	$63,836,712
Commercial loans	54,232,855	43,893,191
Construction and land loans	3,202,997	4,607,905
Consumer installment loans	379,964	448,543
Total loans	131,084,446	112,786,351
Net deferred loan fees	(142,075)	(152,589)
Allowance for loan losses	(2,907,561)	(2,768,567)
Loans receivable, net	$128,034,810	$109,865,195

The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

Allowance for Loan Losses
	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
Provision for loan losses	224,088	1,943,461
Recoveries of loans previously charged-off:
Consumer	3,705	10,423
Total recoveries	3,705	10,423
Loans charged-off:
Commercial loans secured by real estate	(84,387)	(413,839)
Commercial loans	-	(2,300)
Consumer	(4,412)	(1,339)
Total charge-offs	(88,799)	(417,478)
Balance at end of period	$2,907,561	$2,719,775

Net charge-offs to average loans	(0.07)%	(0.45)%

At September 30, 2010 and December 31, 2009, the unpaid principal balances of loans placed on nonaccrual status were $6,457,000 and $5,363,000, respectively. At September 30, 2010, one loan aggregating $280,000 was restructured and categorized as a “troubled debt restructuring.” Such loan is included in the balance of impaired loans below. There were no loans considered “troubled debt restructurings” at December 31, 2009. Accruing loans contractually past due 90 days or more were $416,000 and $484,000 at September 30, 2010 and December 31, 2009, respectively. Such loans are considered to be well secured and in the process of collection.

The following information relates to impaired loans as of September 30, 2010 and December 31, 2009:

	2010	2009
Impaired loans for which there is a specific allowance	$4,583,138	$4,634,634

Impaired loans for which there is no specific allowance	$2,161,384	$2,469,484

Allowance for loan losses related to impaired loans	$1,390,362	$1,489,255

Average recorded investment in impaired loans	$6,689,030	$5,775,813

Note 5.       Deposits

At September 30, 2010 and December 31, 2009, deposits consisted of the following:

	2010	2009
Noninterest bearing	$30,539,259	$29,834,836
Interest bearing:
Checking	5,090,066	8,604,111
Money Market	33,948,972	26,434,495
Savings	2,437,685	2,383,404
Time certificates, less than $100,000 (1)	30,382,018	27,785,391
Time certificates, $100,000 or more (2)	35,889,737	22,513,305
Total interest bearing	107,748,478	87,720,706
Total deposits	$138,287,737	$117,555,542

(1) Included in time certificates of deposit, less than $100,000, at September 30, 2010 and December 31, 2009 were brokered deposits totaling $6,408,567 and $9,015,482, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at September 30, 2010 and December 31, 2009 were brokered deposits totaling $7,716,722 and $4,991,718, respectively.

Note 6.        Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At September 30, 2010, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at September 30, 2010.

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

The following is information about the computation of income (loss) per share for the three and nine months ended September 30, 2010 and 2009:

Three Months Ended September 30,	2010			2009
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share
Income available to common shareholders	$26,671	2,696,902	$0.01	$3,231	2,689,902	$0.00
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	252	-	-	2,016	-
Diluted Income Per Share
Income available to common
shareholders plus assumed conversions	$26,671	2,697,154	$0.01	$3,231	2,691,918	$0.00

Nine Months Ended September 30,	2010			2009
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (Loss) available to common shareholders	$61,931	2,696,448	$0.02	$(2,561,666)	2,689,400	$(0.95)
Effect of Dilutive Securities
Warrants/Stock Options outstanding	-	1,454	-	-	-	-
Diluted Income (Loss) Per Share
Income (Loss) available to common
shareholders plus assumed conversions	$61,931	2,697,902	$0.02	$(2,561,666)	2,689,400	$(0.95)

For the nine months ended September 30, 2009, 6,605 shares that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 8.       Other Comprehensive Income (Loss)

Under guidance relating to reporting comprehensive income, certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, was as follows:

	Nine Months Ended September 30, 2010
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,675	$-	$40,675
Reclassification adjustment for amounts
recognized in net income	28,979	-	28,979
Unrealized holding gains on available for sale
securities, net of taxes	$11,696	$-	$11,696

	Nine Months Ended September 30, 2009
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$1,047	$(11,396)	$(10,349)
Reclassification adjustment for amounts
recognized in net income	-	-	-
Unrealized holding gains on available for sale
securities, net of taxes	$1,047	$(11,396)	$(10,349)

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

Financial instruments whose contract amounts repesent credit risk at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Commitments to extend credit:
Future loan commitments	$6,224,500	$5,054,000
Unused lines of credit	21,108,186	28,178,604
Financial standby letters of credit	3,355,769	3,358,597
Undisbursed construction loans	948,499	437,000
	$31,636,954	$37,028,201

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at September 30, 2010 and December 31, 2009 was not significant.

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

The new disclosures and clarifications of existing disclosures were effective for the Company for the quarter ended March 31, 2010, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 15, 2010 and for interim periods within those financial statements.

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Bills	$2,999,790	$2,999,790	$-	$-
U.S. Government Agency Mortgage Backed Securities	31,919	-	31,919	-
Available for sale securities	$3,031,709	$2,999,790	$31,919	$-

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government Agency Obligations - FNMA	$2,113,733	$-	$2,113,733	$-
U.S. Government Agency Mortgage Backed Securities	106,018	-	106,018	-
Available for sale securities	$2,219,751	$-	$2,219,751	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,127,329	$-	$-	$3,127,329

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$3,097,995	$-	$-	$3,097,995

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value.
Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

Other real estate owned	$124,953	$-	$-	$124,953

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for September 30, 2010 and December 31, 2009 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$11,106,573	$11,106,573	$2,541,557	$2,541,557
Short-term investments	8,719,092	8,719,092	15,383,081	15,383,081
Interest bearing certificates of deposit	99,344	99,344	347,331	347,331
Available for sale securities	3,031,709	3,031,709	2,219,751	2,219,751
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	128,034,810	131,477,000	109,865,195	111,191,000
Accrued interest receivable	596,862	596,862	480,497	480,497
Servicing rights	13,988	31,611	17,248	32,261
Interest only strips	17,830	26,995	22,176	26,709

Financial Liabilities:
Noninterest-bearing deposits	30,539,259	30,539,259	29,834,836	29,834,836
Interest bearing checking accounts	5,090,066	5,090,066	8,604,111	8,604,111
Money market deposits	33,948,972	33,948,972	26,434,495	26,434,495
Savings deposits	2,437,685	2,437,685	2,383,404	2,383,404
Time certificates of deposits	66,271,755	67,612,000	50,298,696	51,377,000
Repurchase agreements	453,307	453,307	294,332	294,332
Accrued interest payable	252,362	252,362	201,789	201,789

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2010 and December 31, 2009.

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

Note 11.     Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The following represents the operating results and total assets for the segments of the Company as of and for the three months and nine months ended September 30, 2010 and September 30, 2009, respectively. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Three Months Ended September 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,417,995	$12,244	$1,630	$-	$1,431,869

Provision for loan losses	106,450	-	-	-	106,450

Net interest income after provision for loan losses	1,311,545	12,244	1,630	-	1,325,419

Noninterest income (expense)	133,101	(3,552)	6,000	-	135,549

Noninterest expense	1,356,046	46,856	31,395	-	1,434,297

Net income (loss)	88,600	(38,164)	(23,765)	-	26,671

Total assets as of September 30, 2010	155,443,199	107,555	15,739,107	(14,914,719)	156,375,142

Three Months Ended September 30, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$997,486	$25,844	$2,432	$-	$1,025,762

Credit for loan losses	(137,255)	-	-	-	(137,255)

Net interest income after credit for loan losses	1,134,741	25,844	2,432	-	1,163,017

Noninterest income (expense)	139,150	(3,552)	-	-	135,598

Noninterest expense	1,215,987	62,447	16,950	-	1,295,384

Net income (loss)	57,904	(40,155)	(14,518)	-	3,231

Goodwill	-	238,440	-	-	238,440

Total assets as of September 30, 2009	136,404,711	350,950	16,002,114	(14,891,141)	137,866,634

Nine Months Ended September 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$4,087,233	$32,791	$4,332	$-	$4,124,356

Provision for loan losses	224,088	-	-	-	224,088

Net interest income after provision for loan losses	3,863,145	32,791	4,332	-	3,900,268

Noninterest income (expense)	465,594	(10,656)	18,000	-	472,938

Noninterest expense	4,065,908	154,105	91,262	-	4,311,275

Net income (loss)	262,831	(131,970)	(68,930)	-	61,931

Total assets as of September 30, 2010	155,443,199	107,555	15,739,107	(14,914,719)	156,375,142

Nine Months Ended September 30, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$2,964,446	$51,701	$7,610	$-	$3,023,757

Provision for loan losses	1,943,461	-	-	-	1,943,461

Net interest income after provision for loan losses	1,020,985	51,701	7,610	-	1,080,296

Noninterest income (expense)	458,538	(10,656)	-	-	447,882

Noninterest expense	3,811,112	165,608	113,124	-	4,089,844

Net loss	(2,331,589)	(124,563)	(105,514)	-	(2,561,666)

Goodwill	-	238,440	-	-	238,440

Total assets as of September 30, 2009	136,404,711	350,950	16,002,114	(14,891,141)	137,866,634

Note 12.Commitments and Contingencies

Litigation

At September 30, 2010, neither the Company nor any subsidiary was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In June 2009, the FASB issued a new guidance for accounting for transfers of financial assets. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) are evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity must apply the transition guidance provided in the pronouncement that requires consolidation.  This standard is effective for the first reporting period (including interim periods) beginning after November 15, 2009 and was applied to transfers occurring on or after the effective date.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 2.      Management's Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2010 and 2009 together with the audited financial statements as of and for the year ended December 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2010.

Summary
As of September 30, 2010, the Company had $156.4 million of total assets, $130.9 million of gross loans receivable, and $138.3 million of total deposits.  Total equity capital at September 30, 2010 was $15.7 million, and the Company’s Tier I Leverage Capital Ratio was 9.93%.

The Company had net income for the quarter ended September 30, 2010 of $27,000 (or basic and diluted earnings per share of $0.01), compared to net income of $3,000 (or basic and diluted income per share of $0.00) for the third quarter of 2009.

During the third quarter of 2010, net income was negatively impacted by $98,000 for merger related legal, accounting and advisory costs.

The Company’s operating results for the third quarter of 2010 compared to the same period of 2009 were influenced by the following factors:
•
Net interest income increased due to the combined effects of increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, offset partially by increases in liability volumes;

•
Provision for loan losses increased during the third quarter of 2010 primarily due to an increase in the general component of the allowance, which was attributable to growth in the Bank’s loan portfolio. During the three months ended September 30, 2009, the credit to the provision for loan losses was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated;

•
Noninterest income decreased because of a decline in service charges and fees resulting from changes in the business practices of customers of the Bank, partially offset by an increase in rental income and an increase in other fees on loans; and

•
Noninterest expenses increased, as noted above, primarily due to an increase in legal and professional fees incurred relating to the proposed merger with Naugatuck Valley Financial Corporation which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

The Company had net income during the nine months ended September 30, 2010 of $62,000 (or basic and diluted earnings per share of $0.02), compared to a net loss of $2,562,000 (or basic and diluted loss per share of $0.95) for the same period in 2009.

During the first nine months of 2010, net income was negatively impacted by $364,000 for merger related legal, accounting and advisory costs.

The Company’s increase in earnings during the nine months ended September 30, 2010, as compared to the same period in 2009, was due to the combined effects of a $1,719,000 decrease in the provision for loan losses recorded by the Bank to $224,000 for the nine months ended September 30, 2010, compared to a provision for loan losses of $1,943,000 for the same period in 2009; and a $1,100,000 increase in net interest income. Net interest income increased due to increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, which were partially offset by increases in liability volumes.  The provision for loan losses during the first nine months of 2009 was related to a group of ten impaired loans that were severely impacted by prevailing economic conditions in 2009.

In addition to the impact of the provision for loan losses and growth in the loan portfolio, the operating results for the first nine months of 2010 compared to the same period of 2009 were influenced by the following factors:

•
Noninterest income increased because of recognition of a gain on the sale of an available for sale security, as well as increases in rental income and an increase in servicing income on SBA loans. These increases were partially offset by decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses, as noted above, increased due to legal and professional fees incurred relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction, partially offset by lower salaries and benefits expense and a decrease in the cost of FDIC Insurance related to a special one-time assessment incurred during the first nine months of 2009.

Critical Accounting Policy

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results of operations, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has reviewed this critical accounting policy and estimate with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2010.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,908,000 or 2.22% of gross loans receivable at September 30, 2010 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2009, the allowance for loan losses was $2,769,000 or 2.46% of gross loans receivable.

The $139,000 increase in the allowance during the nine months ended September 30, 2010 was attributable to a $238,000 increase in the general component of the allowance and a $99,000 decrease in the specific component of the allowance. The increase in the general component of the reserve was due to increased loan volume and an increase in classified loans. The decrease in the specific component was related to a $129,000 decrease in the reserve required for loans that were impaired at both September 30, 2010 and December 31, 2009, partially offset by a $32,000 increase for loans classified as impaired during 2010.

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

In June 2009, the FASB issued new guidance for accounting for transfers of financial assets. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) are evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity must apply the transition guidance provided in the pronouncement that requires consolidation.  This standard is effective for the first reporting period (including interim periods) beginning after November 15, 2009 and are applied to transfers occurring on or after the effective date.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Comparison of Financial Condition as of September 30, 2010 versus December 31, 2009

General
The Company’s total assets were $156.4 million at September 30, 2010, an increase of $20.8 million from $135.6 million at December 31, 2009.  The Bank’s net loans receivable increased to $128.0 million at September 30, 2010 from $109.9 million at December 31, 2009, and cash and cash equivalents, including short term investments, increased to $19.8 million as of September 30, 2010 from $17.9 million as of December 31, 2009.  Total deposits increased to $138.3 million as of September 30, 2010 from $117.6 million as of December 31, 2009. The increase in deposit liabilities combined with decreases in lower yielding short-term investments funded the growth in net loans receivable and cash and cash equivalents during the nine months ended September 30, 2010.

Short-term investments
Short-term investments, consisting of money market investments, were $8.7 million at September 30, 2010, compared to a balance of $15.4 million as of December 31, 2009. This $6.7 million decrease in short-term investments from December 31, 2009 was attributable to growth in the Bank’s loan portfolio.

Investments
Available for sale securities, consisting of U.S. Treasury Bills, U.S. government agency obligations and agency issued mortgage-backed securities, were $3.0 million at September 30, 2010, compared to a balance of $2.2 million as of December 31, 2009. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $800,000 increase in available for sale securities was in response to increased pledge requirements at September 30, 2010. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Interest income on loans is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The Company’s net loan portfolio was $128.0 million at September 30, 2010 versus $109.9 million at December 31, 2009, an increase of $18.1 million.  The Company attributes the loan growth during the first nine months of 2010 to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses. The Bank’s loans have been made to borrowers primarily in the New Haven, Connecticut market area.  There are no other significant loan concentrations in the loan portfolio.

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

Allowance for Loan Losses

The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
Provision for loan losses	224,088	1,943,461
Recoveries of loans previously charged-off:
Consumer	3,705	10,423
Total recoveries	3,705	10,423
Loans charged-off:
Commercial loans secured by real estate	(84,387)	(413,839)
Commercial loans	-	(2,300)
Consumer	(4,412)	(1,339)
Total charge-offs	(88,799)	(417,478)
Balance at end of period	$2,907,561	$2,719,775

Net charge-offs to average loans	(0.07)%	(0.45)%

Non-Accrual, Past Due and Restructured Loans

The following represents non-accrual, past due and restructured loans at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Non-accrual loans	$6,456,525	$5,363,061

Accruing loans contractually past due 90 days or more
Loans past due 90 days or more and still accruing	$416,220	$483,897

The $1.1 million increase in non-accrual loans at September 30, 2010 compared to December 31, 2009, primarily relates to one loan that had been classified as an impaired and accruing loan at December 31, 2009. Management believes there exists sufficient collateral for the collection of principal and accrued interest on the loan. However as the loan is past due 90 days or more at September 30, 2010 and the timing of the payment is not certain, the loan has been classified as non-accrual at September 30, 2010. At September 30, 2010, there was one loan aggregating $280,000 that was considered to be a “troubled debt restructuring.” At December 31, 2009 there were no loans considered to be “troubled debt restructurings.”

Deposits
Total deposits were $138.3 million at September 30, 2010 as compared to total deposits of $117.6 million at December 31, 2009.  Non-interest bearing deposits were $30.5 million at September 30, 2010, an increase of $700,000 (2.4%) from $29.8 million at December 31, 2009. Total interest bearing checking, money market and savings deposits increased $4.1 million or 11.0% to $41.5 million at September 30, 2010 from $37.4 million at December 31, 2009.  Time deposits increased to $66.3 million at September 30, 2010 from $50.3 million at December 31, 2009, a $16.0 million or 31.8% increase. Included in time deposits at September 30, 2010 and December 31, 2009 was $14.1 million and $14.0 million, respectively, in brokered deposits, which included the Company’s placement of $2.9 million and $3.4 million in customer deposits; and purchase of $4.0 million and $3.5 million in brokered certificates of deposit through the CDARS program at September 30, 2010 and December 31, 2009, respectively. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

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

Other
Repurchase agreement balances totaled $453,000 at September 30, 2010 as compared to $294,000 at December 31, 2009.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three months and nine months ended September 30, 2010 and 2009

General
The Company had net income for the quarter ended September 30, 2010 of $27,000 (or basic and diluted earnings per share of $0.01), compared to net income of $3,000 (or basic and diluted income per share of $0.00) for the third quarter of 2009.

During the third quarter of 2010, net income was negatively impacted by $98,000 for merger related legal, accounting and advisory costs.

The Company’s operating results for the third quarter of 2010 compared to the same period of 2009 were influenced by the following factors:
•
Net interest income increased due to the combined effects of increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, offset partially by increases in liability volumes;

•
Provision for loan losses increased during the third quarter of 2010 primarily due to an increase in the general component of the allowance, which was attributable to growth in the Bank’s loan portfolio. During the three months ended September 30, 2009, the credit to the provision for loan losses was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated;

•
Noninterest income decreased because of a decline in service charges and fees resulting from changes in the business practices of customers of the Bank, partially offset by an increase in rental income and an increase in other fees on loans; and

•
Noninterest expenses increased, as noted above, primarily due to an increase in legal and professional fees incurred relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

The Company earned net income during the nine months ended September 30, 2010 of $62,000 (or basic and diluted earnings per share of $0.02), compared to a net loss of $2,562,000 (or basic and diluted loss per share of $0.95) for the same period in 2009.

During the first nine months of 2010, net income was negatively impacted by $364,000 for merger related legal, accounting and advisory costs.

The Company’s increase in earnings during the nine months ended September 30, 2010, as compared to the same period in 2009, was due to the combined effects of a $1,719,000 decrease in the provision for loan losses recorded by the Bank to $224,000 for the nine months ended September 30, 2010, compared to a provision for loan losses of $1,943,000 for the same period in 2009; and a $1,100,000 increase in net interest income. Net interest income increased due to increases in asset volumes, higher yields on interest earning assets and lower costs on interest bearing liabilities, which were partially offset by increases in liability volumes.  The provision for loan losses during the first nine months of 2009 was related to a group of ten impaired loans that were severely impacted by prevailing economic conditions in 2009.

In addition to the impact of the provision for loan losses and growth in the loan portfolio, the operating results for the first nine months of 2010 compared to the same period of 2009 were influenced by the following factors:
•
Noninterest income increased because of recognition of a gain on the sale of an available for sale security, as well as increases in rental income and servicing income on SBA loans. These increases were partially offset by decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses, as noted above, increased due to legal and professional fees incurred relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction, partially offset by lower salaries and benefits expense and a decrease in the cost of FDIC Insurance related to a special onetime assessment incurred during the first nine months of 2009.

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

For the quarter ended September 30, 2010, net interest income was $1,432,000 versus $1,026,000 for the same period in 2009. The $406,000 or 39.6% increase was the result of a $356,000 increase in interest income and a $50,000 decrease in interest expense.  This net increase was primarily the result of an increase in interest earning assets, as well as favorable changes in rates on both interest earning assets and interest bearing liabilities, partially offset by increased costs attributable to growth in interest bearing liabilities.

The Company’s average total interest earning assets were $142.6 million during the quarter ended September 30, 2010 compared to $131.0 million for the same period in 2009, an increase of $11.6 million or 8.9%. The increase in average interest earning assets of $11.6 million was comprised of increases in average balances of loans of $29.3 million and investments of $1.1 million, partially offset by decreases in average balances of short-term and other investments of $18.8 million.

The yield on average interest earning assets for the quarter ended September 30, 2010 was 5.49% compared to 4.90% for the same period in 2009, an increase of 59 basis points.  The increase in the yield on average earning assets was attributable to growth in the Bank’s higher yielding loan portfolio and reductions in lower yielding short-term investments.

The combined effects of the $11.6 million increase in average balances of interest earning assets and the 59 basis point increase in yield on average interest earning assets resulted in the $356,000 increase in interest income for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

The average balance of the Company’s interest bearing liabilities was $111.6 million during the quarter ended September 30, 2010 compared to $93.2 million for the quarter ended September 30, 2009, an increase of $18.4 million or 19.7%. The cost of average interest bearing liabilities decreased 59 basis points to 1.93% for the quarter ended September 30, 2010 compared to 2.52% for the same period in 2009, which was primarily due to a general decrease in market interest rates.

The combined effects of the 59 basis point decrease in cost of average interest bearing liabilities and the $18.4 million increase in average balances of interest bearing liabilities resulted in the $50,000 decrease in interest expense for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

For the nine months ended September 30, 2010, net interest income was $4,124,000 versus $3,024,000 for the same period in 2009. The $1,100,000 or 36.4% increase was the result of a $948,000 increase in interest income and a $152,000 decrease in interest expense.  This net increase was primarily the result of an increase in interest earning assets, as well as favorable changes in rates on both interest earning assets and interest bearing liabilities, partially offset by increased costs on interest bearing liabilities. The increase in the yield on average earning assets reflects the growth in the Bank’s loan portfolio combined with the impact of reductions in interest income during 2009 related to the increase in non-performing assets.

The Company’s average total interest earning assets were $135.7 million during the nine months ended September 30, 2010 compared to $119.9 million for the same period in 2009, an increase of $15.8 million or 13.2%. The increase in average interest earning assets of $15.8 million was comprised of increases in average balances of loans of $27.1 million, partially offset by decreases in average balances of short-term and other investments of $11.2 million.

The yield on average interest earning assets for the nine months ended September 30, 2010 was 5.56% compared to 5.23% for the same period in 2009, an increase of 33 basis points.  The increase in the yield on average earning assets was attributable to growth in the Bank’s higher yielding loan portfolio and reductions in lower yielding short-term investments.

The combined effects of the $15.8 million increase in average balances of interest earning assets and the 33 basis point increase in yield on average interest earning assets resulted in the $948,000 increase in interest income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The average balance of the Company’s interest bearing liabilities was $100.8 million during the nine months ended September 30, 2010 compared to $83.3 million for the nine months ended September 30, 2009, an increase of $17.5 million or 21%. The cost of average interest bearing liabilities decreased 67 basis points to 2.01% for the nine months ended September 30, 2010 compared to 2.68% for the same period in 2009, which was primarily due to a general decrease in market interest rates.

The combined effects of the 67 basis point decrease in cost of average interest bearing liabilities and the $17.5 million increase in average balances of interest bearing liabilities resulted in the $152,000 decrease in interest expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three  months ended September 30, 2010 and 2009.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate	Increases (Decreases) in Interest Income/Expense
Interest earning assets
Loans (1)	$128,856	$1,947	5.99%	$99,523	$1,541	6.14%	$406
Short-term and other investments	9,569	25	1.04%	28,420	59	0.82%	(34)
Investments	4,215	2	0.19%	3,086	18	2.31%	(16)
Total interest earning assets	142,640	1,974	5.49%	131,029	1,618	4.90%	356

Cash and due from banks	13,228			4,530
Premises and equipment, net	2,326			2,589
Allowance for loan losses	(2,874)			(2,841)
Other	2,836			2,309
Total assets	$158,156			$137,616
Interest bearing liabilities
Time certificates	$69,284	392	2.24%	$53,653	418	3.09%	(26)
Savings deposits	2,482	4	0.64%	2,146	5	0.92%	(1)
Money market /checking deposits	36,486	102	1.12%	35,292	124	1.39%	(22)
Capital lease obligations	1,172	44	14.89%	1,178	44	14.82%	-
Repurchase agreements	2,138	-	0.00%	895	1	0.44%	(1)
Total interest bearing liabilities	111,562	542	1.93%	93,164	592	2.52%	(50)

Non-interest bearing deposits	30,029			27,401
Accrued expenses and other liabilities	742			1,115
Shareholder's equity	15,823			15,936
Total liabilities and equity	$158,156			$137,616
Net interest income		$1,432			$1,026		$406

Interest spread			3.56%			2.38%
Interest margin			3.98%			3.11%
(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended September 30, 2010 and 2009 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	September 30, 2010 vs 2009
	Due to Change in Average		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest earning assets
Loans	$444	$(38)	$406
Short-term and other investments	(46)	12	(34)
Investments	5	(21)	(16)
Total interest earning assets	403	(47)	356

Interest bearing liabilities
Time certificates	105	(131)	(26)
Savings deposits	1	(2)	(1)
Money market / checking deposits	4	(26)	(22)
Repurchase agreements	-	(1)	(1)
Total interest bearing liabilities	110	(160)	(50)
Net interest income	$293	$113	$406

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the nine months ended September 30, 2010 and 2009.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2010			2009
							Increases
		Interest			Interest		(Decreases)
	Average	Income/	Average	Average	Income/	Average	in Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)	$121,603	$5,561	6.11%	$94,512	$4,421	6.25%	$1,140
Short-term and other investments	10,508	67	0.85%	21,746	163	1.00%	(96)
Investments	3,605	11	0.41%	3,613	107	3.96%	(96)
Total interest earning assets	135,716	5,639	5.56%	119,871	4,691	5.23%	948

Cash and due from banks	8,000			4,413
Premises and equipment, net	2,392			2,658
Allowance for loan losses	(2,809)			(2,455)
Other	2,786			2,313
Total assets	$146,085			$126,800
Interest bearing liabilities
Time certificates	$60,271	1,080	2.40%	$45,732	1,095	3.20%	(15)
Savings deposits	2,403	12	0.67%	1,807	16	1.18%	(4)
Money market /checking deposits	34,934	287	1.10%	33,889	419	1.65%	(132)
Capital lease obligations	1,173	131	14.93%	1,179	132	14.97%	(1)
Repurchase agreements	2,009	5	0.33%	710	5	0.94%	-
Total interest bearing liabilities	100,790	1,515	2.01%	83,317	1,667	2.68%	(152)

Non-interest bearing deposits	28,677			25,580
Accrued expenses and other liabilities	847			1,088
Shareholder's equity	15,770			16,815
Total liabilities and equity	$146,084			$126,800
Net interest income		$4,124			$3,024		$1,100

Interest spread			3.55%			2.55%
Interest margin			4.06%			3.37%

(1) Includes nonaccruing loans.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2010 and 2009 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Nine Months Ended
	September 30, 2010 vs 2009
	Due to Change in Average		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest earning assets
Loans	$1,241	$(101)	$1,140
Short-term and other investments	(74)	(22)	(96)
Investments	-	(96)	(96)
Total interest earning assets	1,167	(219)	948

Interest bearing liabilities
Time certificates	299	(314)	(15)
Savings deposits	4	(8)	(4)
Money market / checking deposits	13	(145)	(132)
Capital lease obligations	(1)	-	(1)
Repurchase agreements	5	(5)	-
Total interest bearing liabilities	320	(472)	(152)
Net interest income	$847	$253	$1,100

Provision for Loan Losses
The Bank’s provision for loan losses was $106,000 and $224,000 for the three months and nine months ended September 30, 2010, respectively, as compared to a (credit to) provision for loan losses of $(137,000) and $1,943,000, respectively, for the same periods in 2009.

The increase in the provision for loan losses during the third quarter of 2010, as compared to a credit balance for the same period in the prior year, was primarily related to reductions that were made to the specific allowances for certain impaired loans during the three months ended September 30, 2009, resulting from payments received in excess of amounts previously estimated.

The significant decrease in the provision for loan losses during the nine months ended September 30, 2010, as compared to the same period in the prior year, was primarily related to specific allowances established for a group of ten impaired loans in 2009 that were severely impacted by prevailing economic conditions in 2009, discussed in more detail under “Allowance for Loan Losses.”

Noninterest Income
Total noninterest income was $135,000 for the three months ended September 30, 2010 versus $139,000 for the same period in 2009. Service charges and fees decreased $13,000 due to changes in business practices of customers of the Bank during the third quarter of 2010. Other noninterest income increased to $35,000 for the three months ended September 30, 2010 from $26,000 in the same period in 2009 primarily due to increases in rental income.

Total noninterest income was $473,000 for the nine months ended September 30, 2010 compared to $459,000 for the same period in 2009. Noninterest income for the nine months ended September 30, 2010 included a $29,000 gain on the sale of an available for sale security. Service charges and fees decreased $52,000 due to changes in business practices of customers of the Bank during 2010. Other noninterest income increased $37,000 to $109,000 for the nine months ended September 30, 2010 from $72,000 in the same period in 2009, due to a $17,000 increase in loan and SBA servicing related fees, an $18,000 increase in rental income and a $2,000 increase in other fees.

Noninterest Expense
Total noninterest expense was $1,434,000 for the three months ended September 30, 2010 versus $1,299,000 for the same period in 2009, an increase of $135,000 or 10.4%.

Salaries and benefits expense for the three months ended September 30, 2010 declined $8,000 to $743,000 compared to $751,000 for the same period in 2009.

FDIC insurance expense increased for the three months ended September 30, 2010 by $8,000 to $60,000 from $52,000 primarily due to increases in deposit balances during 2010.

Professional services for the three months ended September 30, 2010 increased by $34,000 to $156,000 from $122,000, primarily due to an increase in fees related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Other operating expenses increased by $102,000 to $200,000 for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to non-recurring telephone and communication expense and loan related legal fees refunded in the third quarter of 2009.

Total noninterest expense was $4,311,000 for the nine months ended September 30, 2010 compared to $4,100,000 for the same period in 2009, an increase of $211,000 or 5.1%.

Salaries and benefits expense for the nine months ended September 30, 2010 declined $32,000 to $2,262,000 compared to $2,294,000 for the same period in 2009.

FDIC insurance expense decreased for the nine months ended September 30, 2010 by $24,000 to $170,000 from $194,000 primarily due to a special one-time assessment accrued during the first nine months of 2009, partially offset by increases in deposit balances during 2010.

Professional services for the nine months ended September 30, 2010 increased by $169,000 from $395,000 to $564,000, primarily due to an increase in legal, accounting and advisory fees related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

In addition, other operating expenses increased by $115,000 to $514,000 for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to non-recurring telephone and communication expense savings realized in 2009.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of September 30, 2010 and December 31, 2009 consisted of liquid assets totaling $23.0 million and $20.5 million, respectively.  This represents 14.7% and 15.1% of total assets at September 30, 2010 and December 31, 2009, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital
The Company’s and Bank’s actual capital amounts and ratios at September 30, 2010 and December 31, 2009 were as follows:

The Company's actual capital amounts and ratios at September 30, 2010 and December 31, 2009 were
(dollars in thousands):

September 30, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,458	12.60%	$11,089	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,711	11.33%	5,544	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,711	9.93%	6,326	4.00%	N/A	N/A

December 31, 2009	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,290	13.25%	$10,436	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,645	11.99%	5,218	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,645	11.24%	5,569	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at September 30, 2010 and December 31, 2009 were
(dollars in thousands):

September 30, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,382	11.90%	$11,013	8.00%	$12,620	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,647	10.64%	5,507	4.00%	7,570	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,647	9.32%	6,287	4.00%	6,732	5.00%

December 31, 2009	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,014	12.39%	$10,340	8.00%	$12,924	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,384	11.13%	5,170	4.00%	7,755	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,384	10.44%	5,512	4.00%	6,889	5.00%

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

(b)	Changes in Internal Control Over Financial reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1
Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2010)

2.2
First Amendment dated as of September 17, 2010 to the Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2010)

2.3
Mutual Termination Agreement, dated as of November 12, 2010, by and among Naugatuck Valley Financial Corporation, a federally chartered subsidiary holding company, Naugatuck Valley Financial Corporation, a Maryland corporation, and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010)

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

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ John H. Howland
Name: John H. Howland
Date: November 15, 2010	Title: President & Chief Operating Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: November 15, 2010	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: November 15, 2010	Title: Vice President & Chief Accounting Officer

Exhibit Index

No.	Description

2.1
Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2010)

2.2
First Amendment dated as of September 17, 2010 to the Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2010)

2.3
Mutual Termination Agreement, dated as of November 12, 2010, by and among Naugatuck Valley Financial Corporation, a federally chartered subsidiary holding company, Naugatuck Valley Financial Corporation, a Maryland corporation, and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010)

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