Form 10-K
period 2010-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2011-03-28
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M   10 – K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-32219

SOUTHERN CONNECTICUT BANCORP, INC.
(Exact name of registrant as specified in its charter)
Connecticut (State or other jurisdiction of incorporation or organization)	06-1609692 (I.R.S. Employer Identification Number)
215 Church Street New Haven, Connecticut (Address of Principal Executive Offices)	06510 (Zip Code)
Registrant's telephone number, including area code	(203) 782-1100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NYSE Amex
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                 Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                              Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes  ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter: $15,670,056.

The number of shares outstanding of each of the registrant’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 28, 2011: 2,696,902

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report on Form 10-K.

PART I

Item 1. Business.

Background

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank and a mortgage broker serving primarily New Haven County (the “Greater New Haven Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital, Inc.  The Company and its subsidiaries focus on meeting the financial services needs of consumers and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market.

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

SCB Capital, Inc. operated under the name “Evergreen Financial Services” (“Evergreen”) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operation of SCB Capital, Inc. however the Company expects to continue mortgage brokerage activities.

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

On November 12, 2010, the Company, NVSL and Newco entered into a Mutual Termination Agreement pursuant to which the parties mutually agreed to terminate the Agreement and Plan of Merger due to an inability to obtain regulatory approval of the proposed merger.  In accordance with the terms and conditions of the Mutual Termination Agreement and the Agreement and Plan of Merger, as amended, NVSL paid a $350,000 termination fee to the Company on November 12, 2010, as partial reimbursement for the Company’s transaction expenses.

The Greater New Haven Market

The Company serves the Greater New Haven Market, which is comprised of the communities located in and around New Haven County in Southern Central Connecticut.  The Greater New Haven Market is located in the center of, and is a critical component of, the commercial activity of the northeast corridor in New England. The market focus resides in the busy transportation and commercial area between New York City to the south, Hartford to the north, Providence to the east, and Boston to the northeast.  The diversified economic base of this market region includes educational, pharmaceutical, advanced manufacturing, healthcare, defense, technology, service and energy companies.  The region is also one of New England’s most popular tourist destinations, featuring popular shoreline and heritage sites.  In addition, the Company’s headquarters is located in downtown New Haven, in the area of Yale University’s campus.

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

Other Services.  The Bank provides a broad range of other services and products, including cashier’s checks, money orders, travelers’ checks, bank-by-mail, direct deposit and U.S. Savings Bonds.  The Bank is associated with a shared network of automated teller machines that its customers are able to use throughout Connecticut and other regions.  The Bank does not expect to offer trust services directly in the near future, but may offer trust services in the future independently or possibly through a joint venture with a third party.  To directly offer trust services, the Bank would need the approval of the Connecticut Banking Commissioner and the FDIC.

Investment Services

The Company does not engage in investment services.

 Investment Securities

Investment securities are held by the Company and the Bank with the objective of maximizing the long-term rate of return for shareholders.  Investments are overseen by the Board of Directors and a committee of officers who take into account returns, liquidity needs, and the overall asset/liability management of the Company and the Bank.  Permissible investments include debt securities such as U.S. Government securities, government-sponsored agency securities, municipal bonds, domestic certificates of deposit that are insured by the FDIC, mortgage-backed securities and collateralized mortgage obligations.  The Bank’s current investment portfolio is limited to U.S. Treasury bills, which have been classified as available for sale.  Accordingly, the principal risk associated with the Bank’s current investing activities is market risk (variations in value resulting from general changes in interest rates) rather than credit risk.  The Bank does not take credit risk for the purposes of increasing interest income.  Management continually reviews its portfolio and prevailing market conditions, and under certain market conditions, the Company’s strategy may be reviewed and revised by management and the board of directors.

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

 Employees

As of December 31, 2010, the Bank had 33 full-time employees.  Relationships with all employees are believed to be excellent.

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

The Company is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements.  As of December 31, 2010, the Company had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 10.65% and 11.91%, respectively, and a Leverage Ratio equal to 9.00%. For further discussion on capital requirements, please review the subsection titled “Capital Requirements” under the section titled “Significant Laws and Regulations to which the Bank is Subject.”

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

Dodd-Frank Wall Street Reform And Consumer Protection Act Of 2010.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”).  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective one year after the date of enactment, the Dodd-Frank Act provides for the elimination of the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our net interest margin by potentially increasing our interest expense.

The Dodd-Frank Act also changes the base for FDIC deposit insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies, like the Company, to give their stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations of the Securities and Exchange Commission, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) internal control reporting requirements by management pursuant to Section 404 of Sarbanes-Oxley; (v) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (vi) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors; (vii) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (viii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (ix) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (x) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (xi) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xii) a range of enhanced penalties for fraud and other violations.  As a result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding the company’s internal control over financial reporting.

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

The Company and the Bank’s capital ratios are as follows:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2010	2009	Target Ratio	2010	2009	Target Ratio
Total Capital to Risk Weighted Assets	11.91%	13.25%	8.00%	11.20%	12.39%	8.00%
Tier 1 Capital to Risk Weighted Assets	10.65%	11.99%	4.00%	9.94%	11.13%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	9.00%	11.24%	4.00%	8.39%	10.44%	4.00%

As of December 31, 2010, the Bank and the Company were deemed to be well-capitalized institutions.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.  It is optional for other banks.  In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III.  Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.”  The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019.  The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.  The Basel III rules do not apply to U.S. banks or holding companies automatically and it is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the U.S. regulatory system.  However, it is expected that U.S. regulators will reform regulations related to capital and liquidity by increasing capital requirements, narrowing what qualifies as appropriate capital, and imposing a new liquidity measurement.

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

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base is being changed from total deposits to total assets less tangible equity.  In addition, the FDIC is revising the deposit insurance assessment rates down.  The changes will become effective April 1, 2011.  The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  The Company expects that the new rates and assessment base will further reduce our current FDIC insurance assessments.  However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows.  The FDIC recently increased the designated reserve ratio from 1.25 to 2.00.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the Deposit Insurance Fund to prescribed statutory target levels.  An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings.  FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with its examination of a depository institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The FDIC is required to provide a written evaluation and make public disclosure of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  Institutions are evaluated and rated by the FDIC as “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Non Compliance.”  Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. In its most recent CRA evaluation, dated December 31, 2009, the Bank was rated as “Satisfactory.”

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

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions.  Among the numerous initiatives the United States government has taken in response to the financial crises affecting the banking system and financial markets, was the enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008.  The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 (which was subsequently extended to December 31, 2013 by the Helping Families Save Their Homes Act of 2009) as a way to instill confidence in the banking system.  The increase in the amount of deposits insured by the FDIC to $250,000 has been made permanent by the Dodd-Frank Act.  On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited FDIC deposit insurance on funds in noninterest-bearing transaction deposit accounts that are not otherwise covered by the existing FDIC deposit insurance limit of $250,000.  The TLGP also provides that the FDIC will guarantee qualifying senior unsecured debt issued before June 2009 by participating banks and certain qualifying holding companies.  Participating institutions are assessed a surcharge of 10 basis points on the additional insured deposits and an assessment of 50 to 100 basis points on qualifying senior unsecured debt issued under the debt guarantee segment of the program.  The Bank elected to participate in both aspects of the TLGP and incurred the surcharge as a cost of such participation.

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

The initial lease term ended in 2006, however, the Bank exercised its option to extend the lease for an additional five years.  The Bank has a right of first refusal to purchase the building.  The Bank’s annual rent, which is fixed in the terms of the lease, including during the option periods, is currently $137,933.  The Bank is responsible for all costs to maintain the interior of the building, other than structural repairs, and for all real estate taxes.

When practical, the Bank seeks to sublease space within the building that is not needed for operations.  The Bank of Southern Connecticut had no tenants during 2010.

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

Property in Clinton, Connecticut.  In June 2005, the Company purchased a one-acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  The net purchase price of the property was $495,000.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company in the sale of the property, and the property is classified as held for sale at December 31, 2010.

In August 2009, the Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut.  The lease is for an initial term of five years, with two successive five-year option periods.  Base rent is $24,000 annually until August 31, 2014.  The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal in the purchase the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes. The Company received $24,000 in rent for this property in 2010.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is quoted on the NYSE Amex under the symbol "SSE."

The following table sets forth the high and low sales price per share of the Company’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31, 2010	$6.79	$2.81
June 30, 2010	$6.85	$5.66
September 30, 2010	$6.65	$5.51
December 31, 2010	$6.22	$3.25

March 31,2009	$8.90	$4.93
June 30, 2009	$5.70	$4.55
September 30, 2009	$6.25	$4.13
December 31, 2009	$4.65	$2.04

Holders

There were approximately 100 registered shareholders of record of the Company’s Common Stock as of March 28, 2011.

Dividends

No cash dividends have been declared to date by the Company.  Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future.  The Company may, however, declare stock dividends at the discretion of its Board of Directors.  No stock dividends were declared in 2010 and 2009.

The Company’s only significant operating subsidiary during 2010 is the Bank.  The Company is dependent upon the ability of the Bank to declare and pay dividends to the Company.  The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to prohibit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits.  In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years.  “Net profits” is defined as the remainder of all earnings from current operations.  In some instances, the FDIC may impose further restrictions on dividends.  At December 31, 2010 and 2009, no cash dividends may be declared by the Bank without regulatory approval.

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

Repurchases of Securities by the Company

The Company did not repurchase any of its securities during the period covered by this report on Form 10-K.

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

Overview

Southern Connecticut Bancorp, Inc. is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for The Bank of Southern Connecticut, a commercial bank serving New Haven, Connecticut and the surrounding communities.   The Bank of Southern Connecticut commenced operations on October 1, 2001. The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital, Inc., which operated under the name “Evergreen Financial Services” (“Evergreen”) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operation of SCB Capital, Inc. however the Company is expected to continue to offer mortgage brokerage services.

The Company’s net loss for fiscal year 2010 was $1,370,000 (or basic and diluted loss per share of $0.51), compared to a net loss of $2,907,000 (or basic and diluted loss per share of $1.08) in fiscal year 2009.

The Company’s net losses for the years ended December 31, 2010 and 2009 were largely attributable to provisions for loan losses of $2,037,000 and $1,992,000, respectively. The provisions for loan losses during 2010 and 2009 were primarily related to a group of four and ten impaired loans, respectively, that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

The Company’s net loss for the year ended December 31, 2010, was lower as compared to the same period in 2009, due to a $1,267,000 increase in net interest income recorded by the Bank to reach a balance of $5,520,000 for the year ended December 31, 2010, compared to net interest income of $4,253,000 for the same period in 2009. Net interest income increased due to increases in asset volumes (particularly growth in the loan portfolio), higher yields on interest earning assets (attributable to an increase in average balances of interest earning assets) and lower costs on interest bearing liabilities, which were partially offset by increases in liability volumes.

In addition to the impact of the provision for loan losses and growth in the loan portfolio, the operating results for the year ended December 31, 2010, compared to the same period of 2009, were influenced by the following factors:

•
Noninterest income decreased because of decreases in service charges and fees resulting from changes in the business practices of customers of the Bank. These decreases were partially offset by recognition of a gain on the sale of an available for sale security, as well as increases in rental income.

•
Noninterest expenses decreased due to lower salaries and benefits expense in 2010 compared to 2009, as well as reimbursement by Naugatuck Valley Financial Corporation in 2010 of a portion of legal and professional fees incurred relating to the Company’s proposed merger with Naugatuck Valley Financial Corporation. The proposed merger was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.  In addition, noninterest expenses for 2009 included an impairment write-down of goodwill relating to Evergreen in the amount of approximately $238,000. There was no similar impairment write-down in 2010.

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

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Company (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company will merge with and into Newco, with Newco being the surviving corporation.  This proposed merger was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Selected Operating and Balance Sheet Data –
Years Ended December 31, 2010 and December 31, 2009

Operating Data	2010	2009
Interest income	$7,546,900	6,425,869
Interest expense	2,026,870	2,172,387
Net interest income	5,520,030	4,253,482
Provision for loan losses	2,037,115	1,992,113
Noninterest income	613,757	628,944
Noninterest expenses	5,466,410	5,797,738
Net loss	(1,369,738)	(2,907,425)
Basic and diluted loss per share	(0.51)	(1.08)

Balance sheet data
Cash and due from banks	$12,194,212	2,541,557
Short-term investments	8,643,548	15,383,081
Interest bearing certificates of deposit	99,426	347,331
Investment securities	1,749,726	2,219,751
Loans, net	124,857,040	109,865,195
Total assets	152,454,555	135,610,178
Total deposits	135,821,459	117,555,542
Repurchase agreements	395,410	294,332
Total shareholders' equity	14,281,376	15,632,536
Book value per share	5.30	5.80

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen (through July 31, 2010), and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010 the Company discontinued the mortgage brokerage operations of SCB Capital, Inc. however the Company is expected to continue to offer mortrgage brokerage services.

Assets

The Company’s total assets were $152.4 million as of December 31, 2010, an increase of $16.8 million over the December 31, 2009 total assets of $135.6 million. Of the $16.8 million increase in total assets during 2010, $15.0 million was attributable to an increase in loans receivable compared to December 31, 2009. Earning assets comprised $138.2 million of the total assets and consisted of short-term investments, interest-bearing certificates of deposit, available for sale securities and loans, which collectively increased $7.6 million from 2009.  The Company maintained liquidity by maintaining balances in short-term investments, primarily money market mutual funds, to provide funding for higher yielding loans as such loans were approved.  As of December 31, 2010 and 2009, short-term investments balances were $8.6 million and $15.4 million, respectively.  Investment securities classified as available for sale were $1.7 million and $2.2 million as of December 31, 2010 and 2009, respectively.  The gross loan portfolio was $127.6 million and $112.6 million as of December 31, 2010 and 2009 respectively, an increase of $15.0 million. The allowance for loan losses of $2.8 million at December 31, 2010 was unchanged when compared to the allowance for loan losses at December 31, 2009.

Investments

The amortized cost of the Company’s investments decreased $0.5 million during 2010, representing the difference between securities that matured ($58.0 million), were sold ($2.1 million) or called ($2.2 million), and purchases of new securities ($61.9 million).

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2010, and the weighted average yield of such securities.  The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

		Over	Over
		One Year	Five Years				Weighted
	One Year	Through	Through	Over	No		Average
Available for sale	or Less	Five Years	Ten Years	Ten Years	Maturity	Total	Yield
U.S. Treasury Bill	$1,750,000	$-	$-	$-	$-	$1,750,000	0.05%

Weighted Average Yield	0.05%	0.00%	0.00%	0.00%	0.00%	0.05%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2010:

	Amortized	Fair
December 31, 2010	Cost	Value
U.S. Treasury	$1,750,000	$1,749,726

Please see also, “Notes to Consolidated Financial Statements.”

Loans

The Bank’s net loan portfolio was $124.9 million at December 31, 2010 versus $109.9 million at December 31, 2009, an increase of $15.0 million.  The Company attributes the 2010 loan growth to the success of the Bank’s loan business development program in generating loan demand to small to medium-sized businesses.  Management believes that the loan growth will continue as the Bank’s branch system deposit base grows and additional lending capacity is developed.  The Bank’s loans have been made to borrowers primarily in the New Haven market area.  There are no other significant loan concentrations in the loan portfolio.

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. See Note 4 – Loans Receivable and Allowance for Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report for further details of the Company’s policies and procedures related to loan origination and risk management.

The following table presents the maturities of loans in the Company’s portfolio at December 31, 2010 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total
Commercial loans secured
by real estate	$20,316,645	$44,978,503	$9,088,033	$74,383,181	58.21%
Commercial	24,748,435	11,122,184	2,228,153	38,098,772	29.82%
Construction and land	2,233,545	112,185	294,126	2,639,856	2.07%
Residential mortgages	5,015,542	6,890,373	419,150	12,325,065	9.64%
Consumer	184,475	111,823	36,687	332,985	0.26%
Total	$52,498,642	$63,215,068	$12,066,149	$127,779,859	100.00%

Fixed rate loans	$22,220,117	$9,083,226	$9,732,609	$41,035,952
Variable rate loans	30,278,525	54,131,842	2,333,540	86,743,907
Total	$52,498,642	$63,215,068	$12,066,149	$127,779,859

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

The allowance consists of allocated and general components.  The allocated component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans, segregated generally by loan type (and further segregated by risk rating), and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

The allowances established for losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk rating process that evaluates, among other things: (i) the borrower’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed by the credit department, in consultation with the loan officers, for all commercial loans. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. Due to the small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC which includes the loss experience of National Banks with assets between $100 million and $300 million and combines the data with the Company’s actual loss experience. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors, both internal and external, to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; and (viii) the impact of national and local economic trends and conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then inputted into a general allocation matrix to determine an appropriate general valuation allowance.

Based upon this evaluation, management believes the allowance for loan losses of $2,787,000 or 2.18% of gross loans outstanding at December 31, 2010 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2009, the allowance for loan losses was $2,768,000 or 2.46% of gross loans outstanding.  The increase in the allowance was attributable to a $296,000 increase in the general component of the allowance that was partially offset by a $277,000 decrease in the specific component of the allowance. The decrease in the specific component of the allowance was due to a decrease in specific reserves totaling $375,000 for loans charged off during the year that were classified as impaired at December 31, 2009 and $20,000 for loans that were impaired at both December 31, 2010 and December 31, 2009. This decline was partially offset by an increase in specific reserves totaling $118,000 for three loans (two commercial and industrial loans and one commercial real estate loan) identified as impaired during the year ended December 31, 2010. The increase in the general component of the reserve was primarily due to increased loan volume, partially offset by a decrease in reserve factors.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The table below details the changes in the allowance for loan losses for the years ended December 31, 2010 and 2009:

	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
Provision for loan losses	2,037,115	1,992,113
Recoveries of loans previously charged-off:
Commercial	2,674	10,000
Consumer	5,047	563
Total recoveries	7,721	10,563
Loans charged-off:
Commercial loans secured by real estate	(84,387)	(413,839)
Commercial	(1,937,963)	(2,300)
Consumer	(4,412)	(1,339)
Total charge-offs	(2,026,762)	(417,478)
Balance at end of period	$2,786,641	$2,768,567

Net charge-offs to average loans	(1.63)%	(0.42)%

The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2010		2009
		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
Commercial loans secured by real estate	$1,587,196	58.21%	$1,530,085	56.60%
Commercial	821,981	29.82%	810,968	31.87%
Construction and land	55,182	2.07%	90,274	4.08%
Residential mortgages	316,146	9.64%	329,956	7.05%
Consumer	6,136	0.26%	7,284	0.40%
	$2,786,641	100.00%	$2,768,567	100.00%

Non Performing Assets and Potential Problem Loans

The following represents nonperforming assets and potential problem loans at December 31, 2010 and 2009:

Non-accrual loans:	2010	2009
Commercial loans secured by real estate	$4,844,823	$3,984,209
Commercial	560,140	771,041
Residential mortgages	731,604	607,811
Total non-accrual loans	6,136,567	5,363,061
Troubled debt restructured loan:
Commercial	280,482	-
Foreclosed assets:
Commercial	127,453	-
Total non-performing assets	$6,544,502	$5,363,061

Ratio of non-performing assets to:
Total loans and foreclosed assets	5.24%	4.88%
Total assets	4.29%	3.95%
Accruing past due loans:
30 to 89 days past due	$1,649,941	$1,701,064
90 or more days past due	205,262	483,897
Total accruing past due loans	$1,855,203	$2,184,961

Ratio of accruing past due loans to total loans:
30 to 89 days past due	1.32%	1.55%
90 or more days past due	0.16%	0.44%
Total accruing past due loans	1.48%	1.99%

Deposits

Total deposits were $135.8 million at December 31, 2009, an increase of $18.2 million (15.5%) in comparison to total deposits at December 31, 2009 of $117.6 million. Non-interest bearing deposits were $30.0 million at December 31, 2010, a slight increase of $0.2 million (0.7%) from $29.8 million at December 31, 2009. Total interest bearing checking, money market and savings deposits increased $7.6 million or 20.3% to $45.0 million at December 31, 2010 from $37.4 million at December 31, 2009.  Time deposits increased to $60.9 million at December 31, 2010 from $50.3 million at December 31, 2009, a $10.6 million or 21.0% increase. Included in time deposits at December 31, 2010 and December 31, 2009 were $10.7 million and $14.0 million, respectively, in brokered deposits. This included the Company’s placement of $2.2 million and $3.4 million, respectively, in customer deposits; and purchase of $3.3 million and $3.5 million, respectively, in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

The Bank maintains relationships with several deposit brokers and could continue to utilize the services of one or more of these brokers if management determines that issuing brokered certificates of deposit would be in the best interest of the Bank and the Company.

The Greater New Haven Market is highly competitive.  The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services.  The level of rates offered by the Bank reflects the high level of competition in our market.

At December 31, 2010, the Bank’s maturities of time deposits were:

	$100,000	Less than
( Thousands of dollars)	or greater	$100,000	Totals
Due within:
Three months or less	$4,399	$1,986	$6,385
Over three months to six months	3,574	3,452	7,026
Over six months to one year	12,671	10,238	22,909
Over one year to two years	7,145	9,103	16,248
Over two years to three years	735	1,353	2,088
Over three years	3,688	2,521	6,209
	$32,212	$28,653	$60,865

Other

The decrease in other assets of $223,000 was due mainly to a decline in the balance of FDIC insurance premiums the Company was required to prepay in December 2009. This reduction in prepaid FDIC insurance premiums resulted from offsetting amounts due for 2010 FDIC assessments against the prepaid balance.

Results of Operations

The Company’s net loss for fiscal year 2010 was $1,370,000 (or basic and diluted loss per share of $0.51), compared to a net loss of $2,907,000 (or basic and diluted loss per share of $1.08) in fiscal year 2009.

The Company’s net losses for the years ended December 31, 2010 and 2009 were largely attributable to provision for loan losses of $2,037,000 and $1,992,000, respectively. The provision for loan losses during 2010 and 2009 was related to a group of four and ten impaired loans, respectively, that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

The Company’s net loss for the year ended December 31, 2010 was lower as compared to the same period in 2009 due to a $1,267,000 increase in net interest income recorded by the Bank to reach a balance of $5,520,000 for the year ended December 31, 2010, compared to net interest income of $4,253,000 for the same period in 2009. Net interest income increased due to increases in asset volumes (particularly growth in the loan portfolio), higher yields on interest earning assets (attributable to an increase in average balances of interest earning assets) and lower costs on interest bearing liabilities, which were partially offset by increases in liability volumes.

In addition to the impact of the provision for loan losses and growth in the loan portfolio, the operating results for the year ended December 31, 2010, compared to the same period of 2009, were influenced by the following factors:

•
Noninterest income decreased because of decreases in service charges and fees resulting from changes in the business practices of customers of the Bank. These decreases were partially offset by recognition of a gain on the sale of an available for sale security, as well as increases in rental income.

•
Noninterest expenses decreased due to lower salaries and benefits expense in 2010 compared to 2009, as well as reimbursement by Naugatuck Valley Financial Corporation in 2010 of  a portion of legal and professional fees incurred relating to the Company’s proposed merger with Naugatuck Valley Financial Corporation. The proposed merger was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.  In addition, in 2009 noninterest expenses included an impairment write-down of goodwill relating to Evergreen in the amount of approximately $238,000. There were no similar impairment write-downs in 2010.

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

For the year ended December 31, 2010, net interest income was $5,520,000 versus $4,253,000 for the same period in 2009. The $1,267,000 or 29.8% increase was the result of a $1,121,000 increase in interest income and a $146,000 decrease in interest expense.  This net increase was primarily the result of increased asset volumes (particularly growth in the loan portfolio). Higher yields on interest earning assets attributable to increases in average balances of interest earning assets, as well as favorable changes in rates on interest bearing liabilities, were partially offset by increased average balances on interest bearing liabilities. The increase in the yield on average earning assets reflects the growth in the Bank’s loan portfolio combined with the impact of reductions in interest income related to the increase in non-performing assets.

The Company’s average total interest earning assets were $137.1 million for the period ended December 31, 2010, compared to $123.1 million for the same period in 2009, an increase of $14.0 million or 11.4%. The increase in average interest earning assets of $14.0 million was comprised of increases in average balances of loans of $26.0 million, partially offset by decreases in average balances of short-term and other investments of $12.0 million.

The yield on average interest earning assets for the period ended December 31, 2010 was 5.50% compared to 5.22% for the same period in 2009, an increase of 28 basis points.  The increase in the yield on average earning assets was attributable to growth in the Bank’s higher yielding loan portfolio and reductions in lower yielding short-term investments.

The combined effects of the $14.0 million increase in average balances of interest earning assets and the 28 basis point increase in yield on average interest earning assets resulted in the $1,121,000 increase in interest income for the year ended December 31, 2010 compared to the year ended December 31, 2009.

The average balance of the Company’s interest bearing liabilities was $103.0 million for the period ended December 31, 2010 compared to $85.5 million for the period ended December 31, 2009, an increase of $17.5 million or 20.5%. The cost of average interest bearing liabilities decreased 57 basis points to 1.97% for the year ended December 31, 2010 compared to 2.54% for the same period in 2009, which was primarily due to a general decrease in market interest rates.

The combined effects of the 57 basis point decrease in cost of average interest bearing liabilities and the $17.5 million increase in average balances of interest bearing liabilities resulted in the $146,000 decrease in interest expense for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2010 and 2009.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2010			2009
							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)(2)	$123,778	$7,446	6.02%	$97,773	$6,102	6.24%	$1,344
Short-term and other investments	10,068	89	0.88%	22,023	203	0.92%	(114)
Investments	3,309	12	0.36%	3,353	121	3.61%	(109)
Total interest earning assets	137,155	7,547	5.50%	123,149	6,426	5.22%	1,121

Cash and due from banks	9,870			4,362
Premises and equipment, net	2,357			2,625
Allowance for loan losses	(2,907)			(2,522)
Other	2,748			2,319
Total assets	$149,223			$129,933
Interest bearing liabilities
Time certificates	$61,018	1,426	2.34%	$47,288	1,457	3.08%	(31)
Savings deposits	2,400	16	0.67%	1,907	20	1.05%	(4)
Money market / checking deposits	36,697	405	1.10%	34,318	514	1.50%	(109)
Capital lease obligations	1,172	175	14.93%	1,178	176	14.94%	(1)
Repurchase agreements	1,667	5	0.30%	764	6	0.79%	(1)
Total interest bearing liabilities	102,954	2,027	1.97%	85,455	2,173	2.54%	(146)

Non-interest bearing deposits	29,636			26,792
Accrued expenses and other liabilities	835			1,058
Shareholder's equity	15,798			16,628
Total liabilities and equity	$149,223			$129,933
Net interest income		$5,520			$4,253		$1,267

Interest spread			3.53%			2.68%
Interest margin			4.02%			3.45%

(1) Average balance includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

Rate Volume Variance Analysis

The following table summarizes the variance in interest income and expense for 2010 and 2009 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2010 vs 2009
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$1,571	$(227)	$1,344
Short-term and other investments	(106)	(8)	(114)
Investments	(2)	(107)	(109)
Total interest earning assets	1,463	(342)	1,121

Interest bearing liabilities
Time certificates	366	(397)	(31)
Savings deposits	4	(8)	(4)
Money market / checking deposits	34	(143)	(109)
Capital lease obligations	(1)	-	(1)
Repurchase agreements	4	(5)	(1)
Total interest bearing liabilities	407	(553)	(146)
Net interest income	$1,056	$211	$1,267

The increase in net interest income during 2010 reflects the increase in the yields on earning assets to 5.50% in 2010 from 5.22% in 2009; an increase in total average interest earning asset balances from 2009, as the average interest earning assets in 2010 of $137.1 million were 11.4% higher than 2009; and a decrease in rates on interest bearing liabilities to 1.97% in 2010 from 2.54% in 2009. The combined effect of these increases was partially offset by a $17.5 million increase in average interest bearing liabilities to $103.0 million in 2010 from $85.5 million in 2009. Overall, the increase in net interest income attributed to volume changes was $1,056,000 and to interest rate changes was $211,000. Interest income from interest earning assets in 2010 compared to 2009 increased by $1,121,000 because of the combined effect of a $1,463,000 increase due to volume considerations, which was partially offset by $342,000 decrease due to a decline in interest rates.  Variances in the 2010 cost of interest bearing liabilities in comparison to 2009 were due to decreased rate considerations of $553,000 partially offset by increased volume considerations of $407,000.

The Company intends for the Bank to continue to emphasize lending to small to medium-sized businesses in its market area as it maintains its strategy to increase assets under management and to improve earnings.  The Bank will seek opportunities through marketing to increase its deposit base, with a primary objective of attracting core non-interest checking and related money market deposit accounts, in order to support its earning assets and through the consideration of additional branch locations and new product and service offerings.

The following are measurements of the Company’s results of operations in relation to assets and equity, and average equity to average assets for the years ended December 31, 2010 and 2009:

	2010	2009
Loss on average assets	(.92%)	(2.24%)
Loss on average equity	(8.67%)	(17.50%)
Average equity to average assets	10.59%	12.79%

Provision for Loan Losses

The Bank’s provision for loan losses was $2,037,000 for the year ended December 31, 2010, as compared to $1,992,000 for the year ended December 31, 2009. The provision for loan losses during the years ended December 31, 2010 and 2009 was primarily related to charge offs and specific reserves established for a group of four and ten impaired loans, respectively, that have been severely impacted by prevailing economic conditions, discussed in more detail under Allowance for Loan Losses.

Noninterest Income

Total noninterest income was $614,000 for the year ended December 31, 2010 compared to $629,000 for the same period in 2009. Noninterest income for the year ended December 31, 2010 included a $29,000 gain on the sale of an available for sale security. Service charges and fees decreased $67,000 due to changes in business practices of customers of the Bank during 2010. Other noninterest income increased $23,000 to $145,000 for the year ended December 31, 2010 from $122,000 in the same period in 2009, due to a $20,000 increase in rental income and a $3,000 increase in other fees.

Noninterest Expenses

Total noninterest expense was $5,466,000 for the year ended December 31, 2010 compared to $5,798,000 for the same period in 2009, a decrease of $332,000 or 5.7%.

Salaries and benefits expense for the year ended December 31, 2010 declined $92,000 to $2,997,000 compared to $3,089,000 for the same period in 2009.

FDIC insurance expense decreased for the year ended December 31, 2010 by $2,000 to $245,000 from $247,000 in 2009.  The 2009 FDIC insurance expense included a one-time special assessment paid in December 2009.  Excluding this one-time special assessment, FDIC insurance expense would have increased in 2010 attributable to increases in deposit balances.

Professional services for the year ended December 31, 2010 decreased by $72,000 to $438,000 from $510,000 primarily due to the fact that a portion of legal, accounting and advisory fees incurred during 2010 were offset by a payment received in 2010 by the Company due to the termination of the proposed merger with Naugatuck Valley Financial Corporation.

In addition, other operating expenses decreased by $164,000 to $697,000 for the year ended December 31, 2010 compared to the same period in 2009 primarily due to a $238,000 impairment write-down of goodwill in 2009 relating to Evergreen with no similar write-down in 2010; partially offset by costs incurred by the Company in 2010 related to the terminated merger with Naugatuck Valley Financial Corporation.

Off-Balance-Sheet Arrangements

See Note 14 to the accompanying Consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

The Company’s liquidity position as of December 31, 2010 and 2009 consisted of liquid assets totaling $22.7 million and $20.4 million, respectively.  This represents 14.9% and 15.1% of total assets at December 31, 2010 and 2009, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, short-term investments, interest-bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following table illustrates the Company’s and Bank’s regulatory capital ratios at December 31, 2010 and 2009:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2010	2009	Target Ratio	2010	2009	Target Ratio
Total Capital to Risk Weighted Assets	11.91%	13.25%	8.00%	11.20%	12.39%	8.00%
Tier 1 Capital to Risk Weighted Assets	10.65%	11.99%	4.00%	9.94%	11.13%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	9.00%	11.24%	4.00%	8.39%	10.44%	4.00%

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

Factors Affecting Future Results

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K may include forward-looking statements which reflect our current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the impact of recently enacted federal legislation and the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors which are larger than the Company to provide products and services which are impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) the concentration of the Company’s business in southern and southeastern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business not historically permitted to it.  Other such factors may be described in other filings made by the Company with the SEC.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 28, 2011 are included as part of this Form 10-K following page 43 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the President and Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c)   Attestation Report of the Registered Public Accounting Firm

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

(d)  Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated into this Form 10-K by reference from the sections captioned “Proposal 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” in the Company's definitive proxy statement for its 2011 Annual Meeting of Shareholders (the "Definitive Proxy Statement").

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from the sections captioned “Executive Compensation” and “Director Compensation” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2010:

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
	(a)	(b)	plans (excluding
			securities reflected in
			column (a)
Equity Compensation Plans	201,853	$7.79	258,319
approved by security holders

Equity Compensation Plan	77,184	$10.39	0
not approved by security
holders (1)

Total	279,037	$8.51	258,319

(1) The Company adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001, respectively.  The Warrant Plans were not approved by security holders.  Under the Warrant Plans, each director of the Company, other than Mr. Joseph V. Ciaburri (who served as the Chairman of the board of directors of the Company at the time), and each director of the Bank who is not a director of the Company, as of the initial public offering of the Company in July 2001, received a warrant to purchase one share of the Company common stock for each four shares purchased in the offering by such director or members of such director’s immediate family.  Under the 2001 Supplemental Warrant Plan, certain organizers of the Company who are not directors, officers or employees of the Company or the Bank but who made contributions to the Company’s enterprise received a warrant to purchase one share of the Company common stock for each five shares purchased in the offering by such person or member of such person’s immediate family.  The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which the Company’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. As of December 31, 2010, the warrants are fully exercisable.

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

Item 14. Principal Accountant Fees and Services.

McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. provide audit, audit-related and tax advisory and tax return preparation services for the Company and The Bank of Southern Connecticut.  The following table summarizes the fees provided in 2010 and 2009, respectively:

	2010	2009
Audit fees	$150,774	$128,580
Audit Related Fees	145,900	None
Tax fees	13,950	11,900
All Other fees	None	1,700

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of consolidated financial statements included in quarterly reports on Form 10-Q and annual reports on Form 10-K, and services connected with statutory and regulatory filings or engagements.  Audit-related fees are principally for services in connection with filings related to the proposed merger with NVSL.  Tax service fees consist of fees for tax return preparation for the Company. All other fees consist of consultations related to Sarbanes-Oxley Act Section 404 implementation.

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

(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.                                                                           Description

2.1
Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2010)

2.2
First Amendment dated as of September 17, 2010 to the Agreement and Plan of Merger, dated as of February 22, 2010, by and among Naugatuck Valley Financial Corporation, Newco (as defined therein) and Southern Connecticut Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2010)

2.3
Mutual Termination Agreement, dated as of November 12, 2010, by and among Naugatuck Valley Financial Corporation, a federally chartered subsidiary holding company, Naugatuck Valley Financial Corporation, a Maryland corporation, and Southern Connecticut Bancorp, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010)

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

10.11
Form of Stock Option Agreement for Non-qualified Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.12
Form of Stock Option Agreement for Incentive Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.13
Employment Agreement, effective January 1, 2010, by and among the Registrant and The Bank of Southern Connecticut and John H. Howland covering the period from January 1, 2010 to December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2009) #

10.14
Employment Agreement, effective January 1, 2010, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli covering the period from January 1, 2010 to December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2009) #

10.15
Employment Agreement, effective January 1, 2011, by and among the Registrant and The Bank of Southern Connecticut and John H. Howland covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010) #

10.16
Employment Agreement, effective January 1, 2011, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010) #

10.17	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on January 13, 2006) #

10.18
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

SOUTHERN CONNECTICUT BANCORP, INC.
(Registrant)
By:	/s/ JOHN HOWARD HOWLAND
Name: John Howard Howland
Title: President and Chief Operating Officer
Date: March 28, 2011

/s/ John Howard Howland	March 28, 2011
John H. Howland	Date
President and Chief Operating Officer

/s/ Stephen V. Ciancarelli	March 28, 2011
Stephen V. Ciancarelli	Date
Senior Vice President and Chief Financial Officer

/s/ Elmer F. Laydon	March 28, 2011
Elmer F. Laydon	Date
Chairman and Director

/s/ Alphonse F. Spadaro, Jr.	March 28, 2011
Alphonse F. Spadaro, Jr.	Date
Vice Chairman and Director

/s/ Carl R. Borrelli	March 28, 2011
Carl R. Borrelli	Date
Director

/s/ James S. Brownstein, Esq.	March 28, 2011
James S. Brownstein, Esq.	Date
Director

/s/ Alfred J. Ranieri, Jr.	March 28, 2011
Alfred J. Ranieri, Jr.	Date
Director

/s/ Joshua H. Sandman, Ph.D.	March 28, 2011
Joshua H. Sandman, Ph.D.	Date
Director

/s/ Anthony M. Avellani	March 28, 2011
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

FINANCIAL STATEMENTS
December 31, 2010 and 2009

.

McGladrey & Pullen, LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Southern Connecticut Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen, LLP

New Haven, Connecticut
March 28, 2011

McGladrey is the brand under which RSM McGladrey, Inc. and McGladrey & Pullen, LLP serve clients’ business needs. The two firms operate as separate legal entities in an alternative practice structure.	Member of RSM International network, a network of independent accounting, tax and consulting firms.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and December 31, 2009

ASSETS	2010	2009
Cash and due from banks (Note 2)	$12,194,212	$2,541,557
Short-term investments	8,643,548	15,383,081
Cash and cash equivalents	20,837,760	17,924,638

Interest bearing certificates of deposit	99,426	347,331
Available for sale securities (at fair value) (Note 3)	1,749,726	2,219,751
Federal Home Loan Bank stock (Note 7)	66,100	66,100
Loans receivable (Note 4)
Loans receivable	127,643,681	112,633,762
Allowance for loan losses	(2,786,641)	(2,768,567)
Loans receivable, net	124,857,040	109,865,195
Accrued interest receivable	504,706	480,497
Premises and equipment (Note 5)	2,214,232	2,485,797
Other real estate owned	127,453	-
Other assets held for sale (Note 17)	372,758	372,758
Other assets	1,625,354	1,848,111
Total assets	$152,454,555	$135,610,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	2010	2009
Deposits (Note 6)
Noninterest bearing deposits	$29,970,070	$29,834,836
Interest bearing deposits	105,851,389	87,720,706
Total deposits	135,821,459	117,555,542

Repurchase agreements	395,410	294,332
Capital lease obligations (Note 8)	1,168,954	1,175,263
Accrued expenses and other liabilities	787,356	952,505
Total liabilities	138,173,179	119,977,642

Commitments and Contingencies (Notes 7, 8, and 14)

Shareholders' Equity (Notes 10 and 15)
Preferred stock, no par value; shares authorized: 500,000;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2010 2,696,902; 2009 2,695,902	26,969	26,959
Additional paid-in capital	22,567,146	22,560,100
Accumulated deficit	(8,312,465)	(6,942,727)
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities	(274)	(11,796)
Total shareholders' equity	14,281,376	15,632,536

Total liabilities and shareholders' equity	$152,454,555	$135,610,178

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009

Interest Income:
Interest and fees on loans	$7,445,909	$6,102,192
Interest on securities	11,577	120,944
Interest on federal funds sold and short-term and other investments	89,414	202,733
Total interest income	7,546,900	6,425,869

Interest Expense:
Interest expense on deposits (Note 6)	1,847,054	1,990,314
Interest expense on capital lease obligations	174,397	175,641
Interest expense on repurchase agreements and other borrowings	5,419	6,432
Total interest expense	2,026,870	2,172,387

Net interest income	5,520,030	4,253,482

Provision for loan losses (Note 4)	2,037,115	1,992,113

Net interest income after provision for loan losses	3,482,915	2,261,369

Noninterest Income:
Service charges and fees	440,202	506,944
Gain on sales of available for sale securities	28,979	-
Other noninterest income	144,576	122,000
Total noninterest income	613,757	628,944

Noninterest Expenses:
Salaries and benefits	2,997,470	3,089,483
Occupancy and equipment	663,333	677,803
Professional services	437,965	510,431
Data processing and other outside services	425,566	412,684
FDIC Insurance	245,108	246,533
Other operating expenses	696,968	860,804
Total noninterest expenses	5,466,410	5,797,738

Net loss	$(1,369,738)	$(2,907,425)

Basic and diluted loss per share	$(0.51)	$(1.08)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2008	2,688,152	$26,882	$22,521,164	$(4,035,302)	$28,210	$18,540,954

Comprehensive loss:
Net loss	-	-	-	(2,907,425)	-	(2,907,425)
Unrealized holding loss on available for
sale securities (Note 11)	-	-	-	-	(40,006)	(40,006)
Total comprehensive loss						(2,947,431)

Restricted stock compensation (Note 10)	7,750	77	53,781	-	-	53,858
Stock option compensation (Note 10)			(14,845)	-	-	(14,845)

Balance, December 31, 2009	2,695,902	26,959	22,560,100	(6,942,727)	(11,796)	15,632,536

Comprehensive loss:
Net loss	-	-	-	(1,369,738)	-	(1,369,738)
Unrealized holding gain on available for
sale securities (Note 11)	-	-	-	-	11,522	11,522
Total comprehensive loss						(1,358,216)

Restricted stock compensation (Note 10)	1,000	10	7,046	-	-	7,056

Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows From Operations
Net loss	$(1,369,738)	$(2,907,425)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization and accretion of premiums and discounts on investments, net	(10,945)	26,369
Provision for loan losses	2,037,115	1,992,113
Share based compensation	7,056	39,013
Gain on sale of available for sale securities	(28,979)	-
Depreciation and amortization	277,618	290,191
Increase in cash surrender value of life insurance	(40,409)	(40,684)
Write-down of other assets held for sale	-	2,162
Goodwill impairment charge	-	238,440
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(16,411)	53,995
Increase in accrued interest receivable	(24,209)	(68,768)
Decrease (increase) in other assets	263,166	(655,145)
Decrease in accrued expenses and other liabilities	(165,149)	(57,750)
Net cash provided by (used in) operating activities	929,115	(1,087,489)

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	247,905	1,295,281
Purchases of available for sale securities	(61,914,463)	(9,206,124)
Principal repayments on available for sale securities	104,943	3
Proceeds from the sales of available for sale securities	2,179,604	-
Proceeds from maturities / calls of available for sale securities	60,151,387	12,050,000
Net increase in loans receivable	(17,766,519)	(23,198,121)
Proceeds from sales of loans	626,517	-
Purchases of premises and equipment	(6,053)	(21,835)
Proceeds from the sale of other real estate owned	-	528,250
Net cash used in investing activities	(16,376,679)	(18,552,546)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	7,700,023	5,286,573
Net increase in certificates of deposit	10,565,894	18,298,945
Net increase in repurchase agreements	101,078	79,941
Principal repayments on capital lease obligations	(6,309)	(5,675)
Net cash provided by financing activities	18,360,686	23,659,784

Net increase in cash and cash equivalents	2,913,122	4,019,749
Cash and cash equivalents
Beginning	17,924,638	13,904,889

Ending	$20,837,760	$17,924,638

		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2010 and 2009

	2010	2009

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,001,176	$2,123,546

Income taxes	$750	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Transfer of loans receivable to Other Real Estate Owned	$127,453	$528,250

Unrealized holding gains (losses) on available for sale securities arising
during the period	$11,522	$(40,006)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1.  Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000.  The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank and through July 31, 2010, a mortgage broker serving primarily New Haven County (the “Greater New Haven Market”).  The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital, Inc. The Company and its subsidiaries focus on meeting the financial services needs of consumers and small to medium-sized businesses, professionals and professional companies, and their owners and employees in the Greater New Haven Market.

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

SCB Capital, Inc. operated under the name “Evergreen Financial Services” (“Evergreen”) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operation of SCB Capital, Inc. however the Company is expected to continue to offer mortgage brokerage services.

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Company (“NVSL”) and Newco, a Company to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company will merge with and into Newco, with Newco being the surviving Company. The Agreement and Plan of Merger was subsequently amended on September 17, 2010 to amend the consideration to be paid in the merger, extend the deadline for closing the merger and amend the conditions under which NVSL would be obligated to pay a termination fee to the Company.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

On November 12, 2010, the Company, NVSL and Newco entered into a Mutual Termination Agreement pursuant to which the parties mutually agreed to terminate the Agreement and Plan of Merger due to an inability to obtain regulatory approval of the proposed merger.  In accordance with the terms and conditions of the Mutual Termination Agreement and the Agreement and Plan of Merger, as amended, NVSL paid a $350,000 termination fee to the Company on November 12, 2010, as partial reimbursement for the Company’s transaction expenses. The reimbursement has been reflected as a reduction of professional fees in the financial statements.

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

Interest-bearing certificates of deposit

Interest-bearing certificates of deposit are carried at cost. At December 31, 2010 the balance in interest-bearing cerificates of deposit was approximately $99,000, which consisted of a fixed rate certificate of deposit which will mature in June 2013.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company evaluates securities for other-than-temporary impairment on a regular basis. The evaluation considers several factors including the amount of the unrealized loss and the period of time the security has been in a loss position. When the Company does not intend to sell the security, and it is more-likely-than-not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment loss of a debt security in earnings, and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment loss recorded in other comprehensive income for the noncredit loss component of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security.  There were no other-than-temporarily impaired debt securities at December 31, 2010 or 2009.

For equity securities, the entire decline in the value that is considered other-than-temporary is recognized into earnings. There were no equity securities held at December 31, 2010 or 2009.

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
December 31, 2010 and 2009

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which modifies certain guidance relating to transfers and servicing of financial assets.  This guidance eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  This guidance was effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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
December 31, 2010 and 2009

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

Goodwill

During 2008, in connection with a business combination, the Company recorded goodwill. Goodwill represents the cost of acquired assets in excess of value ascribed to net tangible assets. Goodwill is not amortized, but is evaluated for impairment annually. Goodwill recorded on the business combination of $238,440, which had been included in other assets, was written off during 2009 based upon management’s annual impairment evaluation performed in December 2009. The write down of goodwill is included in other operating expenses at December 31, 2009. Effective August 1, 2010 the Company discontinued its  licensed mortgage  brokerage business associated with this business combination.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

When tax returns are filed, it is highly certain that some positions  taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit more than fifty percent likely of being realized upon settlement with the applicable taxing authority. The Company recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. The Company has no liabilities for uncertain income tax positions at December 31, 2010 or 2009. The Company’s open tax years that remain subject to examination by the relevant taxing authorities are 2007, 2008 and 2009.

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
December 31, 2010 and 2009

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

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen (through July 31, 2010), and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010 the Company discontinued its  licensed mortgage  brokerage business associated with Evergreen.

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
December 31, 2010 and 2009

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

In February 2010, the FASB issued guidance which amended the existing guidance related to Fair Value Measurements and Disclosures.  The amendments require the following new fair value disclosures:

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

The new disclosures and clarifications of existing disclosures were effective for the Company for the quarter ended March 31, 2010, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, for which the effective date is for fiscal years beginning after December 31, 2010.

See Note 17 for additional information regarding fair value.

Reclassifications

Certain 2009 amounts have been reclassified to conform with the 2010 presentation. Such reclassifications had no effect on 2009 net income.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in July 2010.  The amendments in this ASU apply to all entities, both public and nonpublic, with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The amendments in this ASU enhance disclosures about the credit quality of financing receivables and the allowance for credit losses.  This ASU amends existing disclosure guidance to require entities to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  In addition, this ASU requires entities to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  This ASU encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, entities should provide comparative disclosures for those reporting periods ending after initial adoption.

See Note 4 for disclosures about the credit quality of financing receivables and the allowance for credit losses.

Note 2. Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its  transaction accounts and non-personal time deposits.  At December 31, 2010 and 2009, the Company was required to have cash and liquid assets of approximately $685,000 and $536,000, respectively, to meet these requirements.  In addition, at both December 31, 2010 and 2009, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes.

Note 3. Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2010 and 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,750,000	$-	$(274)	$1,749,726

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. Government Agency Obligations	$2,126,216	$-	$(12,483)	$2,113,733
U.S. Government Agency Mortgage Backed Securities	105,331	687	-	106,018
	$2,231,547	$687	$(12,483)	$2,219,751

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2010 and 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$1,749,726	$274	$-	$-	$1,749,726	$274

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2009	Value	Loss	Value	Loss	Value	Loss
U.S. Government
Agency obligations	$2,113,733	$12,483	$-	$-	$2,113,733	$12,483

At  December 31, 2010 and 2009, the Company had 1 and 2 available for sale securities in an unrealized loss position, respectively.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

The amortized cost and fair value of available for sale debt securities at December 31, 2010 by contractual maturity are presented below.  Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$1,750,000	$1,749,726

At December 31, 2010 and 2009, available for sale securities with a carrying value of $1,749,726 and $2,219,751, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

There were sales of approximately $2,180,000 of investment securities during the year ended December 31, 2010 which resulted in gains of $28,979. There were no sales of investment securities during the year ended December 31, 2009.

Note 4.  Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
Commercial loans secured by real estate	$74,383,181	$63,836,712
Commercial	38,098,772	35,943,114
Residential mortgages	12,325,065	7,950,077
Construction and land	2,639,856	4,607,905
Consumer	332,985	448,543
Total loans	127,779,859	112,786,351
Net deferred loan fees	(136,178)	(152,589)
Allowance for loan losses	(2,786,641)	(2,768,567)
Loans receivable, net	$124,857,040	$109,865,195

The Company services certain loans that it has sold without recourse to third parties.  The aggregate of loans serviced for others approximated $13,247,000 and $9,448,000 as of December 31, 2010 and 2009, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2010 and 2009, was $13,045 and $17,248, respectively.  No impairment charges related to servicing rights were recognized during the years ended December 31, 2010 and 2009.

The changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance at beginning of year	$2,768,567	$1,183,369
Provision for loan losses	2,037,115	1,992,113
Recoveries of loans previously charged-off:
Commercial	2,674	10,000
Consumer	5,047	563
Total recoveries	7,721	10,563
Loans charged-off:
Commercial loans secured by real estate	(84,387)	(413,839)
Commercial	(1,937,963)	(2,300)
Consumer	(4,412)	(1,339)
Total charge-offs	(2,026,762)	(417,478)
Balance at end of period	$2,786,641	$2,768,567
Net charge-offs to average loans	(1.63)%	(0.42)%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

At December 31, 2010 and 2009, the unpaid principal balances of loans placed on nonaccrual status were $6,136,567 and $5,363,061, respectively. At December 31, 2010 there was one loan aggregating $280,482 that was considered to be a “troubled debt restructuring.” There were no loans considered “troubled debt restructurings” at December 31, 2009. Accruing loans contractually past due 90 days or more were $205,262 and $483,897 at December 31, 2010 and 2009, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 2010 and 2009:

	2010	2009
Impaired loans for which there is a specific allowance	$4,585,020	$4,634,634

Impaired loans for which there is no specific allowance	$1,952,375	$2,469,484

Allowance for loan losses related to impaired loans	$1,212,595	$1,489,255

Average recorded investment in impaired loans	$6,733,378	$5,775,813

Interest income collected and recognized on impaired loans was $100,745 and $149,040 in 2010 and 2009, respectively. If nonaccrual loans had been current throughout their terms, additional interest income of approximately $705,676 and $410,907 would have been recognized in 2010 and 2009, respectively.  The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer on an individual basis and, when deemed appropriate, obtains collateral.  Collateral varies by each borrower and loan type.  The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted.  Important types of collateral include business assets, real estate, commercial vehicles, eqipment, automobiles, marketable securities and time deposits.  While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Loan Origination/Risk Management. Management and the Board of Directors have adopted policies and procedures which dictate the guidelines for all loan originations for the Company.  All loan originations are either approved by the Board of Directors or by a management committee comprised of the President and the Chief Credit Officer of the Company.  Any loans approved by the latter are reviewed and ratified by the Board of Directors.

The Company underwrites commercial and industrial loans, loans secured by commercial real estate, loans secured by residential real estate, loans related to commercial and residential development, and loans to consumers.  The principal requirement of any borrower is the demonstrated ability to service the interest and principal payments of the loan as structured.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and generate the cash flow necessary to repay the loan as agreed as to principal and interest.  Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and require a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Like commercial and industrial loans, commercial real estate loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and generate the cash flow necessary to repay the loan as agreed as to principal and interest. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk rating.

While the Company does have a small number of loans to individual borrowers to finance their primary residence, the majority of the Company’s loans secured by residential real estate are made in connection with a commercial loan for which residential real estate is offered as collateral.  These loans are underwritten to the same standards as commercial real estate loans.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company requires the borrower to have a proven record of success, and typically requires a personal guarantee from all the principals of the project. Construction loans are underwritten utilizing independent appraisal reviews and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Company originates consumer loans on a limited basis. Applications for consumer loans are analyzed on an individual basis based on the borrower’s ability to repay the loan. Where available, collateral is used to secure consumer loans.

Not less than annually, the Company utilizes an independent loan review company to review and validate the credit risk program.  Results of these reviews are presented to management and reported to the board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Non-Accrual and Past Due Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans segregated by class of loans as of December 31, 2010 and 2009 were as follows:

	2010	2009
Commercial loans secured by real estate	$4,133,219	$3,984,209
Commercial	1,291,744	771,041
Residential mortgages	711,604	607,811
	$6,136,567	$5,363,061

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,431,575	$4,133,220	$5,564,795	$68,818,386	$74,383,181	$-
Commercial	218,366	1,433,299	1,651,665	36,447,107	38,098,772	141,555
Residential mortgages	-	711,604	711,604	11,613,461	12,325,065	-
Consumer	-	63,707	63,707	269,278	332,985	63,707
Construction and land	-	-	-	2,639,856	2,639,856	-
	$1,649,941	$6,341,830	$7,991,771	$119,788,088	$127,779,859	$205,262

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following information relates to impaired loans as of and for the year ended December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
2010
Commercial loans secured by real estate	$4,249,974	$358,523	$3,891,451	$4,249,974	$895,894	$4,330,949	$46,033
Commercial	1,575,817	1,439,538	136,279	1,575,817	124,576	1,772,079	26,904
Residential mortgages	711,604	154,314	557,290	711,604	192,125	630,350	27,808
Total	$6,537,395	$1,952,375	$4,585,020	$6,537,395	$1,212,595	$6,733,378	$100,745

Credit Quality Indicators. Oversight of the credit quality of the Company’s loan portfolio is managed by members of senior management and a committee of the Board of Directors.  This group meets not less than monthly to review all impaired loans, any loans identified by management as potential problem loans, and all loans that are past due.  The Company’s loan portfolio is comprised principally of loans to commercial entities, but the Company offers consumer loans as well.  The Company employs different methodologies for monitoring credit risk in commercial loans and consumer loans.

Commercial Loans.  The Company employs a risk rating system to identify the level of risk inherent in commercial loans.  The risk rating system assists management in monitoring and overseeing the loan portfolio by providing indications of credit trends, serving as a basis for pricing, and being a part of the quantitative determination of the allowance for loan losses.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

All commercial relationships, including loans categorized as commercial and industrial loans, commercial real estate loans, commercial loans secured by residential real estate, and construction loans, are included in this risk rating system.  Under the Company’s internal risk rating system, the Company has risk rating categories of 0 through 5 that fall into the federal regulatory risk rating of “Pass”.  A risk rating of 0 is assigned to those loans that are secured by readily marketable assets (including deposits at the bank); risk ratings increase from 1 to 5 in incremental increases of risk inherent in the relationship, with a loan that is rated 5 representing moderate risk.  In addition, the Company identifies criticized loans as “special mention,” “substandard,” “doubtful” or “loss,” by employing a numerical risk rating system of 6 through 9, respectively, which correspond with the federal regulatory risk rating definitions of special mention, substandard, doubtful and loss, respectively.

Risk ratings assigned to loans are certified and documented.  The loan officer presents a proposed risk rating based on the underlying loan; the proposal is reviewed for accuracy and confirmed by the credit department.  Risk ratings take into account a variety of commonly employed financial metrics, both quantitative and qualitative, which serve to measure risk.  As part of the determination, all ratings of 5 or better (which are collectively considered “Pass” rating by the Company) require that the customer have furnished timely financial information and other data pertinent to the relationship.  Cash flow is reviewed and analyzed over a period of two to five years, but a particular emphasis is placed on recent data in the event of a material change in performance, particularly a downward trend.  New companies are generally considered riskier than established entities; length of time in business is factored into the risk rating decision.  As part of the risk rating system, the health of the overall industry in which the company operates is also considered. Risk ratings are reviewed not less than annually.

Consumer Loans.  Consumer loans are evaluated individually.  The Company does not assign risk ratings to consumer loans.  Consumer loans are considered Pass loans until such time that it is determined that the loan is impaired.  In the event a consumer loan becomes impaired, the entire balance of the loan is typically charged off immediately.

The following table presents credit risk ratings by class of loan as of December 31, 2010:

	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$63,470,074	$33,703,750	$1,139,856	$11,421,898	$332,985	$110,068,563
Special Mention	6,663,133	1,460,366	1,500,000	191,563	-	9,815,062
Substandard	4,249,974	2,934,656	-	711,604	-	7,896,234
Total	$74,383,181	$38,098,772	$2,639,856	$12,325,065	$332,985	$127,779,859

Allowance for Loan Loss. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The allowance consists of allocated and general components.  The allocated component relates to loans that are considered impaired.  For such impaired loans, an allowance is established when the discounted cash flows (or observable market price or collateral value if the loan is collateral dependent) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans, segregated generally by loan type (and further segregated by risk rating), and is based on historical loss experience with adjustments for qualitative factors which are made after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.

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

The allowances established for losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed by the credit department, in consultation with the loan officers, for all commercial loans. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. Due to the small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC which includes the loss experience of National Banks with assets between $100 million and $300 million and combines the data with the Company’s actual loss experience and develops three year average loss factors by weighting the National Banks' loss experience 75% and the Company’s loss experience 25%. The historical loss ratios are annually updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; and (viii) the impact of national and local economic trends and conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance.

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Consumer	Construction and Land	Total
Balance at beginning of year	$1,530,085	$810,968	$329,956	$7,284	$90,274	$2,768,567
Provision for loan losses	141,498	1,946,302	(13,810)	(1,783)	(35,092)	2,037,115
Loans charged-off	(84,387)	(1,937,963)	-	(4,412)	-	(2,026,762)
Recoveries of loans previously charged-off	-	2,674	-	5,047	-	7,721
Balance at end of period	$1,587,196	$821,981	$316,146	$6,136	$55,182	$2,786,641

Period-end amount allocated to:
Loans collectively evaluated for impairment	$691,302	$697,405	$124,021	$6,136	$55,182	$1,574,046
Loans individually evaluated for impairment	895,894	124,576	192,125	-	-	1,212,595
Balance at end of period	$1,587,196	$821,981	$316,146	$6,136	$55,182	$2,786,641

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Period-end loan balances:	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Consumer	Construction and Land	Total
Loans collectively evaluated for impairment	$70,133,207	$36,522,955	$11,613,461	$332,985	$2,639,856	$121,242,464
Loans individually evaluated for impairment	4,249,974	1,575,817	711,604	-	-	6,537,395
Total	$74,383,181	$38,098,772	$12,325,065	$332,985	$2,639,856	$127,779,859

The Company’s lending activities are conducted principally in New Haven County of Connecticut.  The Company grants commercial and residential real estate loans, commercial business loans and a variety of consumer loans.  In addition, the Company may grant loans for the construction of residential homes, residential developments and land development projects.  All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.  The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market.  Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer on an individual basis and, when deemed appropriate, obtains collateral.  Collateral varies by each borrower and loan type.  The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted.  Important types of collateral include business assets, real estate, commercial vehicles, eqipment, automobiles, marketable securities and time deposits.  While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows.

Note 5.  Premises and Equipment

At December 31, 2010 and 2009, premises and equipment consisted of the following:

	2010	2009
Land	$255,766	$255,766
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	681,142	681,142
Leasehold improvements	1,027,390	1,027,390
Furniture and fixtures	527,969	527,969
Equipment	938,424	932,371
Software	91,134	91,134
	4,713,861	4,707,808
Less accumulated depreciation and amortization	(2,499,629)	(2,222,011)
	$2,214,232	$2,485,797

For the years ended December 31, 2010 and 2009, depreciation and amortization expense related to premises and equipment totaled $277,618 and $290,191, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Premises under capital lease of $1,192,036, and related accumulated amortization of $522,903 and $463,301, as of December 31, 2010 and 2009, respectively, are included in premises and equipment.

Note 6.  Deposits

At December 31, 2010 and 2009, deposits consisted of the following:

	2010	2009
Noninterest bearing	$29,970,070	$29,834,836
Interest bearing:
Checking	5,611,458	8,604,111
Money Market	36,795,756	26,434,495
Savings	2,579,585	2,383,404
Time certificates, less than $100,000 (1)	28,652,997	27,785,391
Time certificates, $100,000 or more (2)	32,211,593	22,513,305
Total interest bearing	105,851,389	87,720,706
Total deposits	$135,821,459	$117,555,542

(1) Included in time certificates of deposit, less than $100,000, at December 31, 2010 and December 31, 2009 were brokered deposits totaling $5,944,563 and $9,015,482, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at December 31, 2010 and December 31, 2009 were brokered deposits totaling $4,736,043 and $4,991,718, respectively.

Brokered deposits at December 31, 2010 and December 31, 2009 represented:

	2010	2009
Bank customer time certificates of deposit placed
through CDARS to ensure FDIC coverage	$2,151,904	$3,369,729
Time certificates of deposit purchased by the
Bank through CDARS	3,292,528	3,544,135
Other brokered time certificates of deposit	5,236,174	7,093,336
Total brokered deposits	$10,680,606	$14,007,200

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Contractual maturities of time certificates of deposit as of December 31, 2010 are summarized below:

Due within:
1 year	$36,320,865
1- 2 years	16,247,861
2- 3 years	2,087,232
3- 4 years	2,074,568
4- 5 years	4,134,064
$60,864,590

Note 7.  Commitments and Contingencies

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At December 31, 2010 and 2009, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at December 31, 2010 and 2009.

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

Employment agreements

On December 17, 2010, the Company entered into an employment agreement with its President and Chief Operating Officer effective January 1, 2011.  Under the agreement, he will serve as the President and Chief Operating Officer of the Company through December 31, 2012, unless the Company terminates  the agreement earlier under the terms of the agreement.  The President and Chief Operating Officer will receive a base salary over the term of the agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.

The President and Chief Operating Officer is provided with health and life insurance, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).

If the President and Chief Operating Officer’s employment is terminated as a result of a business combination (as defined), the President and Chief Operating Officer will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of the President and Chief Operating Officer’s then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee does not accept a position with the remaining entity at the President and Chief Operating Officer’s then current base annual salary.  The President and Chief Operating Officer is also entitled to a continuation of benefits under the President and Chief Operating Officer Agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

On December 17, 2010, the Company entered into an employment agreement with its Senior Vice President and Chief Financial Officer effective January 1, 2011.  Under the agreement, he will serve as the Senior Vice President and Chief Financial Officer of the Company through December 31, 2012, unless the Company terminates  the agreement earlier under the terms of the agreement.  The Senior Vice President and Chief Financial Officer will receive a base salary that increases over the term of the agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.

The Senior Vice President and Chief Financial Officer is provided with health and life insurance, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).

If the Senior Vice President and Chief Financial Officer employment is terminated as a result of a business combination (as defined), the Senior Vice President and Chief Financial Officer will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of the Senior Vice President and Chief Financial Officer’s then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee is does not accept a position with the remaining entity at his then current base annual salary.  The Senior Vice President and Chief Financial Officer is also entitled to a continuation of benefits under the terms of his agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

Litigation

At December 31, 2010, neither the Company nor any subsidiary was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interest, claims involving the making and servicing of real property loans and other issues incident to our business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

At December 31, 2010, future minimum lease payments to be made uner these lease by year and in the aggregate, are as follows:

	Capital	Operating
Year	Leases	Leases
2011	$206,741	$53,214
2012	214,357	54,635
2013	219,204	47,408
2014	219,204	46,751
2015	219,204	46,751
2016 and thereafter	1,373,561	507,233
	2,452,271	$755,992
Less amount representng interest	(1,283,317)
Present value of future minimum lease
payments - capital lease obligation	$1,168,954

Total rent expense charged to operations under the operating leases approximated $69,700 and $73,500 for the years ended December 31, 2010 and 2009, respectively.  Rental income under subleases, and a lease of space in premises owned, approximated $24,000 and $4,000 for the years ended December 31, 2010 and 2009, respectively.

Note 9.  Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the (loss) income before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Benefit for income taxes at statutory Federal rate	$(465,711)	$(988,525)
State taxes, net of Federal benefit	(67,802)	(143,423)
Increase in valuation allowance	547,766	1,147,731
Other	(14,253)	(15,783)
	$-	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

At December 31, 2010 and 2009, the components of gross deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,085,397	$1,078,357
Net operating loss carryforwards	1,785,882	1,173,117
Unrealized gain on available for sale securities	107	4,595
Other	700,053	607,135
Gross deferred tax assets	3,571,439	2,863,204
Less valuation allowance	(3,306,088)	(2,762,810)
Deferred tax assets - net of valuation allowance	265,351	100,394
Deferred tax liabilities:
Tax bad debt reserve	265,351	100,394
Unrealized gain on available for sale securities	-	-
Depreciation	-	-
Gross deferred tax liabilities	265,351	100,394
Net deferred taxes	$-	$-

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $4,729,000 and $4,700,000 available to reduce future Federal and state taxable income, respectively, which expire in 2021 through 2030.

The net changes in the valuation allowance for 2010 and 2009 were decreases of $543,278 and $1,163,314 in 2010 and 2009, respectively. The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized.  The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized holding losses on available for sale securities.

During 2007, the Company had a tax deduction for compensation related to the shares issued to the former Chairman that exceeded the book compensation recorded for such shares and predecessor stock options.  The tax benefit for this excess tax deduction is typically recorded as an increase to shareholders’ equity.  However, because the Company is in a net operating loss position for tax purposes and has a full valuation allowance recorded for its net deferred tax asset, the Company did not record the tax benefit of this deduction in 2007, and will not record such benefit until the Company’s net operating losses are fully utilized.  At both December 31, 2010 and 2009, approximately $140,000 of net operating losses resulting from this deduction, and related tax benefit of approximately $55,000, have been excluded from the calculation of deferred tax assets.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 10.  Shareholders’ Equity

Stock repurchases

In November of 2007, the Company’s Board of Directors approved the adoption of a Stock Repurchase Program of up to 147,186 shares of its common stock representing 5% of its outstanding common stock.  The Company completed this stock repurchase program in July 2009.

On July 15, 2008, the Company’s Board of Directors approved the adoption of an additional Stock Repurchase Program of up to 141,126 shares representing 5% of the outstanding shares of the Company’s common stock.  The Company completed this stock repurchase program in December 2009.

Loss per share

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

For the Year Ended December 31,	2010			2009
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(1,369,738)	2,696,562	$(0.51)	$(2,907,425)	2,689,291	$(1.08)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(1,369,738)	2,696,562	$(0.51)	$(2,907,425)	2,689,291	$(1.08)

For the years ended December 31, 2010 and 2009, common stock equivalents of 1,340 shares and 8,605 shares, respectively, have been excluded in the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

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
December 31, 2010 and 2009

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

Upon adoption of the 2002 Option Plan in May 2002, the Company determined that no additional options will be granted under the 2001 Option Plan.

A summary of the status of the stock options at December 31, 2010 and changes during the year then ended, is as follows:

	2010
		Weighted-	Weighted -Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	202,201	$7.79	4.6
Granted	-	-
Exercised	-	-
Exchanged	-	-
Forfeited	(348)	8.37
Outstanding at end of year	201,853	7.79	3.6	$-

Vested at end of year	201,853	$7.79	3.6	$-

Exercisable at end of year	201,853	$7.79	3.6	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

A summary of the status of the Company’s nonvested restricted stock at December 31, 2010 and changes during the year then ended, is as follows:

	2010
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning of the year	2,000	$7.05
Granted	-	-
Vested and issued	(1,000)	6.75
Forfeited	-	-
Nonvested restricted stock at end of the year	1,000	7.05

As of December 31, 2010, there was no unrecognized compensation cost relating to the option plans and $2,352 of total unrecognized compensation related to restricted stock. That cost is expected to be recognized over a weighted-average period of .3 years. During the year ended December 31, 2010 expense of $7,056 for restricted stock was recognized as compensation cost.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

A summary of the status of the warrants at December 31, 2010 and changes during the year then ended, is as follows:

2010
Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	77,184	$10.39
Granted	-
Exercised	-
Terminated	-
Outstanding at end of year	77,184	$10.39	0.7	$-
Exercisable and vested at end of year	77,184	$10.39	0.7	$-

Note  11.  Other Comprehensive Loss

Under guidance relating to reporting comprehensive income, certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized loss on available for sale securities, was as follows:

	Year End December 31, 2010
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,501	$(15,775)	$24,726
Reclassification adjustment for amounts
recognized in net loss	(28,979)	11,287	(17,692)
Deferred tax valuation allowance allocated to equity	-	4,488	4,488
Unrealized holding gains on available for sale securities	$11,522	$-	$11,522

Note 12.  401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in The Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all employees of the Bank.  Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations.  The Bank may make discretionary contributions to the Plan.  Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service.  There were no contributions made by the Company in 2010 or 2009.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 13.  Segment Reporting

The Company had three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company during the year ended December 31, 2009 and for the seven months ended July 31, 2010. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen, and the Holding Company segment is defined as the results of Southern Connecticut Bancorp. on an unconsolidated or standalone basis.  The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010 the Company discontinued its  licensed mortgage  brokerage business associated with Evergreen, however the Company expects to continue mortgage brokerage activities.

Information about the reporting segments and reconciliation of such information to the consolidated financial statements follows:

Year Ended December 31, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$5,471,394	$43,857	$4,779	$-	$5,520,030

Provision for loan losses	2,037,115	-	-	-	2,037,115

Net interest income after provision for loan losses	3,434,279	43,857	4,779	-	3,482,915

Noninterest income	589,757	-	24,000	-	613,757

Noninterest expense	5,184,154	166,162	116,094	-	5,466,410

Net loss	(1,160,118)	(122,305)	(87,315)	-	(1,369,738)

Total assets as of December 31, 2010	151,550,904	99,881	14,302,678	(13,498,908)	152,454,555

Year Ended December 31, 2009
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$4,174,743	$69,217	$9,522	$-	$4,253,482

Provision for loan losses	1,992,113	-	-	-	1,992,113

Net interest income after provision for loan losses	2,182,630	69,217	9,522	-	2,261,369

Noninterest income	624,944	-	4,000	-	628,944

Noninterest expense	5,178,002	481,243	138,493	-	5,797,738

Net loss	(2,370,428)	(412,026)	(124,971)	-	(2,907,425)

Total assets as of December 31, 2009	134,437,050	106,216	15,653,237	(14,586,325)	135,610,178

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Commitments to extend credit:
Future loan commitments	$700,000	$5,054,000
Unused lines of credit	20,663,844	28,178,604
Financial standby letters of credit	3,355,769	3,358,597
Undisbursed construction loans	761,189	437,000
	$25,480,802	$37,028,201

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception.  The liability related to guarantees recorded at December 31, 2010 and 2009 was not significant.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Company and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since then, that management believes have changed the Bank’s category.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Company's actual capital amounts and ratios at December 31, 2010 and December 31, 2009 were
(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,971	11.91%	$10,730	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14,281	10.65%	5,365	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	14,281	9.00%	6,344	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$17,290	13.25%	$10,436	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15,645	11.99%	5,218	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	15,645	11.24%	5,569	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at December 31, 2010 and December 31, 2009 were
(dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,914	11.20%	$10,657	8.00%	$13,321	10.00%
Tier 1 Capital to Risk-Weighted Assets	13,235	9.94%	5,329	4.00%	7,993	6.00%
Tier 1 (Leverage) Capital to Average Assets	13,255	8.39%	6,308	4.00%	7,885	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2009	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$16,014	12.39%	$10,340	8.00%	$12,924	10.00%
Tier 1 Capital to Risk-Weighted Assets	14,384	11.13%	5,170	4.00%	7,755	6.00%
Tier 1 (Leverage) Capital to Average Assets	14,384	10.44%	5,512	4.00%	6,889	5.00%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Restrictions on dividends, loans or advances

The Company’s ability to pay cash dividends is dependent on the Bank’s ability to pay dividends to the Company.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances.  Regulatory approval is required to pay cash dividends in excess of the Bank’s net earnings retained in the current year plus retained net earnings for the preceding two years.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company.  No such dividends were declared in 2010 or 2009.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations.  Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis. During the years ended December 31, 2010 and 2009, no loans or advances were made to the Company by the Bank.

Note 16.  Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership.  Such loans are transacted at terms including interest rates, similar to those available to unrelated customers.

Changes in loans outstanding to such related parties during 2010 and 2009 are as follows:

	2010	2009

Balance, at beginning of year	$1,006,463	$798,574
Additional loans	1,685,664	869,972
Repayments	(1,131,684)	(662,083)
Other	(33,469)	-
Balance,end of year	$1,526,974	$1,006,463

Other related party loan transactions represent loans to related parties who either became related parties, or ceased being related parties, during the year.

Related party deposits aggregated approximately $4,081,900 and $4,206,600 as of December 31, 2010 and 2009, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Included in professional services for the year ended December 31, 2010 and 2009 was approximately $102,000 and $102,000, respectively, in consulting fees paid to the former Chairman, as well as $68,100 and $109,200, respectively, in professional fees incurred for services provided by an accounting firm ($12,000 in 2010) and a law firm ($56,100 in 2010 and $109,200 in 2009), principals of which are directors of the  Company.  During 2010 and 2009, the Company paid approximately $2,100 and $1,200, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

Note 17.  Fair Value and Interest Rate Risk

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
December 31, 2010 and 2009

Servicing assets

The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The Company does not record these assets at fair value on a recurring basis.

Other assets held for sale and other real estate owned

Other assets held for sale represents real estate that is not intended for use in operations and other real estate owned represents real estate acquired through foreclosure, both of which are recorded at fair value on a nonrecurring basis. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the asset as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the asset as Level 3.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following tables detail the financial asset amounts that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$1,749,726	$1,749,726	$-	$-

	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
U.S. Government Agency Obligations - FNMA	$2,113,733	$-	$2,113,733	$-
U.S. Government Agency Mortgage Backed Securities	106,018	-	106,018	-
Available for sale securities	$2,219,751	$-	$2,219,751	$-

The following tables detail the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,370,154	$-	$-	$3,370,154

	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$3,097,995	$-	$-	$3,097,995

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following tables detail the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

Other real estate owned	$127,453	$-	$-	$127,453

	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are exluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2010 and 2009 have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009, in thousands:

	December 31, 2010		December 31, 2009
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and due from banks	$12,194,212	$12,194,212	$2,541,557	$2,541,557
Short-term investments	8,643,548	8,643,548	15,383,081	15,383,081
Interest bearing certificates of deposit	99,426	99,426	347,331	347,331
Available for sale securities	1,749,726	1,749,726	2,219,751	2,219,751
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	124,857,040	128,265,000	109,865,195	111,191,000
Accrued interest receivable	504,706	504,706	480,497	480,497
Servicing rights	13,045	20,088	17,248	32,261
Interest only strips	16,415	12,198	22,176	26,709

Financial Liabilities:
Noninterest-bearing deposits	29,970,070	29,970,070	29,834,836	29,834,836
Interest bearing checking accounts	5,611,458	5,611,458	8,604,111	8,604,111
Money market deposits	36,795,756	36,795,756	26,434,495	26,434,495
Savings deposits	2,579,585	2,579,585	2,383,404	2,383,404
Time certificates of deposits	60,864,590	62,155,000	50,298,696	51,377,000
Repurchase agreements	395,410	395,410	294,332	294,332
Accrued interest payable	227,483	227,483	201,789	201,789

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2010 and 2009.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, members who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and shares and by investing in securities with terms that mitigate the Company’s overall interest rate risk

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 18.  Property Held for Sale

In June 2005, the Company purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank.  During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company with respect to the sale of the property, and the property is classified as other assets held for sale as of December 31, 2010 and 2009.

In August 2009, The Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut.  The lease is for an initial term of five years, with two successive five-year option periods.  Base rent is $24,000 annually until August 31, 2014.  The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal to purchase the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes. The Company recorded $24,000 in rental income on this property in 2010.