Form 10-Q
period 2011-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2011-05-13
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011
Common Stock, $.01 par value per share	2,696,902 shares

Table of Contents
Part I – Financial Information

PART I - Financial Information

Item 1. Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010

ASSETS	2011	2010
Cash and due from banks	$23,540,962	$12,194,212
Short-term investments	8,355,600	8,643,548
Cash and cash equivalents	31,896,562	20,837,760

Interest bearing certificates of deposit	99,426	99,426
Available for sale securities (at fair value)	1,249,963	1,749,726
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	123,162,064	127,643,681
Allowance for loan losses	(2,498,648)	(2,786,641)
Loans receivable, net	120,663,416	124,857,040
Accrued interest receivable	513,237	504,706
Premises and equipment	2,148,981	2,214,232
Other real estate owned	131,453	127,453
Other assets held for sale	372,758	372,758
Other assets	1,632,325	1,625,354
Total assets	$158,774,221	$152,454,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$28,250,211	$29,970,070
Interest bearing deposits	114,868,815	105,851,389
Total deposits	143,119,026	135,821,459

Repurchase agreements	134,105	395,410
Capital lease obligations	1,167,269	1,168,954
Accrued expenses and other liabilities	706,997	787,356
Total liabilities	145,127,397	138,173,179

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000;
none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000;
shares issued and outstanding: 2011 and 2010 2,696,902	26,969	26,969
Additional paid-in capital	22,568,912	22,567,146
Accumulated deficit	(8,949,020)	(8,312,465)
Accumulated other comprehensive loss - net unrealized loss
on available for sale securities	(37)	(274)
Total shareholders' equity	13,646,824	14,281,376

Total liabilities and shareholders' equity	$158,774,221	$152,454,555

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010

	2011	2010

Interest Income:
Interest and fees on loans	$1,817,349	$1,740,562
Interest on securities	203	7,205
Interest on federal funds sold and short-term and other investments	17,589	22,913
Total interest income	1,835,141	1,770,680

Interest Expense:
Interest expense on deposits	459,522	425,574
Interest expense on capital lease obligations	43,305	43,751
Interest expense on repurchase agreements and other borrowings	229	1,641
Total interest expense	503,056	470,966

Net interest income	1,332,085	1,299,714

Provision (credit) for loan losses	743,104	(34,424)

Net interest income after provision (credit) for loan losses	588,981	1,334,138

Noninterest Income:
Service charges and fees	100,724	117,940
Gain on sales of available for sale securities	-	28,979
Other noninterest income	34,837	37,663
Total noninterest income	135,561	184,582

Noninterest Expenses:
Salaries and benefits	699,843	777,218
Occupancy and equipment	181,536	181,792
Professional services	117,426	260,318
Data processing and other outside services	94,025	98,522
FDIC Insurance	60,940	51,961
Other operating expenses	207,327	130,549
Total noninterest expenses	1,361,097	1,500,360

Net (loss) income	$(636,555)	$18,360

Basic and diluted (loss) income per share	$(0.24)	$0.01

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2011 and 2010

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	$(6,942,727)	$(11,796)	$15,632,536

Comprehensive income:
Net income	-	-	-	18,360	-	18,360
Unrealized holding gain on available for
sale securities	-	-	-	-	11,157	11,157
Total comprehensive income						29,517

Restricted stock compensation		-	1,766	-	-	1,766

Balance, March 31, 2010	2,695,902	$26,959	$22,561,866	$(6,924,367)	$(639)	$15,663,819

Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376
Comprehensive loss:
Net loss	-	-	-	(636,555)	-	(636,555)
Unrealized holding gain on available for
sale securities	-	-	-	-	237	237
Total comprehensive loss						(636,318)

Restricted stock compensation	-	-	1,766	-	-	1,766

Balance, March 31, 2011	2,696,902	$26,969	$22,568,912	$(8,949,020)	$(37)	$13,646,824

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
Cash Flows From Operations
Net (loss) income	$(636,555)	$18,360
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities:
Amortization and accretion of premiums and discounts on investments, net	-	13,448
Provision (credit) for loan losses	743,104	(34,424)
Share based compensation	1,766	1,766
Gain on sale of available for sale securities	-	(28,979)
Depreciation and amortization	67,938	71,504
Increase in cash surrender value of life insurance	(10,170)	(10,170)
Changes in assets and liabilities:
Decrease in deferred loan fees	(6,074)	(19,749)
Increase in accrued interest receivable	(8,531)	(68,224)
Decrease (increase) in other assets	3,199	(33,851)
(Decrease) increase in accrued expenses and other liabilities	(80,359)	24,829
Net cash provided by (used in) operating activities	74,318	(65,490)

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	-	247,905
Purchases of available for sale securities	(9,150,000)	(7,309,436)
Principal repayments on available for sale securities	-	25,540
Proceeds from the sales of available for sale securities	-	2,150,625
Proceeds from maturities / calls of available for sale securities	9,650,000	4,645,000
Net decrease (increase) in loans receivable	3,456,594	(3,297,517)
Purchases of premises and equipment	(2,687)	(3,498)
Capitalized costs related to other real estate owned	(4,000)	-
Net cash provided by (used) in investing activities	3,949,907	(3,541,381)

Cash Flows From Financing Activities
Net increase (decrease) in demand, savings and money market deposits	181,101	(4,406,288)
Net increase in certificates of deposit	7,116,466	4,537,352
Net decrease in repurchase agreements	(261,305)	(86,629)
Principal repayments on capital lease obligations	(1,685)	(1,515)
Net cash provided by financing activities	7,034,577	42,920

Net increase (decrease) in cash and cash equivalents	11,058,802	(3,563,951)
Cash and cash equivalents
Beginning	20,837,760	17,924,638

Ending	$31,896,562	$14,360,687

		(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Three Months Ended March 31, 2011 and 2010

	2011	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$482,825	$444,544

Income taxes	$-	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Unrealized holding gains on available for sale securities arising
during the period	$237	$11,157

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

SCB Capital, Inc. operated under the name “Evergreen Financial Services” (“Evergreen”) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operation of SCB Capital, Inc. However, the Company is expected to continue to offer mortgage brokerage services.

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Company (“NVSL”) and Newco, a company to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company would merge with and into Newco, with Newco being the surviving company. The Agreement and Plan of Merger was subsequently amended on September 17, 2010 to amend the consideration to be paid in the merger, extend the deadline for closing the merger and amend the conditions under which NVSL would be obligated to pay a termination fee to the Company. On November 12, 2010, the Company, NVSL and Newco entered into a Mutual Termination Agreement pursuant to which the parties mutually agreed to terminate the Agreement and Plan of Merger due to an inability to obtain regulatory approval of the proposed merger.

Note 2.	Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2010, filed with the Securities and Exchange Commission on Form 10-K on March 28, 2011.

Note 3.          Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,250,000	$-	$(37)	$1,249,963

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,750,000	$-	$(274)	$1,749,726

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$1,249,963	$37	$-	$-	$1,249,963	$37

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$1,749,726	$274	$-	$-	$1,749,726	$274

At  both March 31, 2011 and December 31, 2010, the Company had 1 available for sale security in an unrealized loss position.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The amortized cost and fair value of available for sale debt securities at March 31, 2011 by contractual maturity are presented below.

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$1,250,000	$1,249,963

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Commercial loans secured by real estate	$71,923,600	$74,383,181
Commercial	36,734,019	38,098,772
Residential mortgages	11,656,172	12,325,065
Construction and land	2,713,207	2,639,856
Consumer	265,170	332,985
Total loans	123,292,168	127,779,859
Net deferred loan fees	(130,104)	(136,178)
Allowance for loan losses	(2,498,648)	(2,786,641)
Loans receivable, net	$120,663,416	$124,857,040

The changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision (credit) for loan losses	743,104	(34,424)
Recoveries of loans previously charged-off:
Commercial	9,557	-
Consumer	1,406	66
Total recoveries	10,963	66
Loans charged-off:
Commercial loans secured by real estate	(866,760)	-
Commercial	(166,185)	-
Consumer	(9,115)	(394)
Total charge-offs	(1,042,060)	(394)
Balance at end of period	$2,498,648	$2,733,815

Net charge-offs to average loans	(0.81)%	(0.0)%

At March 31, 2011 and December 31, 2010, the unpaid principal balances of loans placed on nonaccrual status were $7,255,102 and $6,136,567, respectively. There were no loans considered “troubled debt restructurings” at March 31, 2011. Accruing loans contractually past due 90 days or more were $54,706 and $205,262 at March 31, 2011 and December 31, 2010, respectively. The Company had one commercial loan secured by real estate that was showing signs of deterioration during the first quarter of 2011.  Such loan was evaluated and confirmed to be impaired as of March 31, 2011, resulting in a direct charge-off of approximately $742,000 at March 31, 2011.

The following information relates to impaired loans as of March 31, 2011 and December 31, 2010:

	2011	2010
Impaired loans for which there is a specific allowance	$3,557,127	$4,585,020

Impaired loans for which there is no specific allowance	$3,816,587	$1,952,375

Allowance for loan losses related to impaired loans	$918,544	$1,212,595

Average recorded investment in impaired loans	$6,955,556	$6,733,378

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

Loan Origination/Risk Management. Management and the Board of Directors have adopted policies and procedures which dictate the guidelines for all loan originations for the Company.  All loan originations are either approved by the Board of Directors or by a management committee comprised of the President, the Chief Credit Officer and Chief Financial Officer of the Company.  Any loans approved by the latter are reviewed and ratified by the Board of Directors.

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

Nonaccrual loans segregated by class of loans as of March 31, 2011 and December 31, 2010 were as follows:

	2011	2010
Commercial loans secured by real estate	$3,532,855	$4,133,219
Commercial	1,521,292	1,291,744
Construction and land	1,500,000	-
Residential mortgages	700,955	711,604
	$7,255,102	$6,136,567

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 were as follows:

March 31, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,153,721	$3,532,855	$4,686,576	$67,237,024	$71,923,600	$-
Commercial	856,539	1,521,292	2,377,831	34,356,188	36,734,019	-
Residential mortgages	405,245	700,955	1,106,200	10,549,972	11,656,172	-
Construction and land	-	1,500,000	1,500,000	1,213,207	2,713,207	-
Consumer	1,934	54,706	56,640	208,530	265,170	54,706
	$2,417,439	$7,309,808	$9,727,247	$113,564,921	$123,292,168	$54,706

December 31, 2010	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,431,575	$4,133,220	$5,564,795	$68,818,386	$74,383,181	$-
Commercial	218,366	1,433,299	1,651,665	36,447,107	38,098,772	141,555
Residential mortgages	-	711,604	711,604	11,613,461	12,325,065	-
Construction and land	-	-	-	2,639,856	2,639,856	-
Consumer	-	63,707	63,707	269,278	332,985	63,707
	$1,649,941	$6,341,830	$7,991,771	$119,788,088	$127,779,859	$205,262

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

The following information relates to impaired loans as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010:

March 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$3,649,728	$1,091,842	$2,557,886	$3,649,728	$573,660	$3,949,852	$9,409
Commercial	1,523,031	1,070,791	452,240	1,523,031	226,972	1,549,424	3,602
Construction and land	1,500,000	1,500,000	-	1,500,000	-	750,000	-
Residential mortgages	700,955	153,954	547,001	700,955	117,912	706,280	1,933
Total	$7,373,714	$3,816,587	$3,557,127	$7,373,714	$918,544	$6,955,556	$14,944

December 31, 2010
Commercial loans secured by real estate	$4,249,974	$358,523	$3,891,451	$4,249,974	$895,894	$4,330,949	$46,033
Commercial	1,575,817	1,439,538	136,279	1,575,817	124,576	1,772,079	26,904
Residential mortgages	711,604	154,314	557,290	711,604	192,195	630,350	27,808
Total	$6,537,395	$1,952,375	$4,585,020	$6,537,395	$1,212,665	$6,733,378	$100,745

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

Risk ratings assigned to loans are certified and documented.  The loan officer presents a proposed risk rating based on the underlying loan; the proposal is reviewed for accuracy and confirmed by the credit department.  Risk ratings take into account a variety of commonly employed financial metrics, both quantitative and qualitative, which serve to measure risk.  As part of the determination, all ratings of 5 or better (which are collectively considered “Pass” rating by the Company) require that the customer has furnished timely financial information and other data pertinent to the relationship.  Cash flow is reviewed and analyzed over a period of two to five years, but a particular emphasis is placed on recent data in the event of a material change in performance, particularly a downward trend.  New companies are generally considered riskier than established entities; length of time in business is factored into the risk rating decision.  As part of the risk rating system, the health of the overall industry in which the company operates is also considered. Risk ratings are reviewed not less than annually.

Consumer Loans.  Consumer loans are evaluated individually.  The Company does not assign risk ratings to consumer loans.  Consumer loans are considered Pass loans until such time that it is determined that the loan is impaired.  In the event a consumer loan becomes impaired, the entire balance of the loan is typically charged off immediately.

The following table presents credit risk ratings by class of loan as of March 31, 2011 and December 31, 2010:

March 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$61,731,471	$32,436,496	$1,213,207	$10,763,654	$265,170	$106,409,998
Special Mention	6,542,401	1,447,796	-	191,563	-	8,181,760
Substandard	3,649,728	2,849,727	1,500,000	700,955	-	8,700,410
Total	$71,923,600	$36,734,019	$2,713,207	$11,656,172	$265,170	$123,292,168

December 31, 2010	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$63,470,074	$33,703,750	$1,139,856	$11,421,898	$332,985	$110,068,563
Special Mention	6,663,133	1,460,366	1,500,000	191,563	-	9,815,062
Substandard	4,249,974	2,934,656	-	711,604	-	7,896,234
Total	$74,383,181	$38,098,772	$2,639,856	$12,325,065	$332,985	$127,779,859

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans.  The Company calculates historical loss ratios for pools of similar loans with analogous characteristics based on the proportion of actual charge-offs experienced in relation to the total population of loans in the pool.  Due to the small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of National Banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the National Banks’ loss experience and the Company’s loss experience.  At March 31, 2011, the Company updated its historical loss factors by combining data relating to the loss experience of National Banks with assets between $100 million and $300 million for the year ended December 31, 2010 that was obtained from the FDIC, with the Company’s actual loss experience data.  As both the Company’s asset size and outstanding loan balance increased significantly during the prior year, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s previous valuation. The Company increased the weighting of its loss experience from 25% to 50%.  The additional year used in the valuation period is intended to mitigate the effects of the recent economic downturn on the valuation allowance since management does not believe the average loss experience during the recent economic downturn is indicative of losses inherent in the Company’s loan portfolio. For the three months ended March 31, 2011, the provision for loan losses was $131,000 lower as a result of the combined effect of these changes.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  The Company’s pools of similar loans include analogous risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; and (vi) the impact of national and local economic trends and conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance.

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for loan losses	585,863	269,323	(80,957)	(37,069)	5,944	743,104
Loans charged-off	(866,760)	(166,185)	-	-	(9,115)	(1,042,060)
Recoveries of loans previously charged-off	-	9,557	-	-	1,406	10,963
Net charge-offs	(866,760)	(156,628)	-	-	(7,709)	(1,031,097)
Balance at end of period	$1,306,299	$934,676	$235,189	$18,113	$4,371	$2,498,648

Period-end amount allocated to:
Loans collectively evaluated for impairment	$732,639	$707,704	$117,277	$18,113	$4,371	$1,580,104
Loans individually evaluated for impairment	573,660	226,972	117,912	-	-	918,544
Balance at end of period	$1,306,299	$934,676	$235,189	$18,113	$4,371	$2,498,648

Period-end loan balances:	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Loans collectively evaluated for impairment	$68,273,872	$35,210,988	$10,955,217	$1,213,207	$265,170	$115,918,454
Loans individually evaluated for impairment	3,649,728	1,523,031	700,955	1,500,000	-	7,373,714
Total	$71,923,600	$36,734,019	$11,656,172	$2,713,207	$265,170	$123,292,168

Note 5.        Deposits

At March 31, 2011 and December 31, 2010, deposits consisted of the following:

	2011	2010
Noninterest bearing	$28,250,211	$29,970,070
Interest bearing:
Checking	5,718,755	5,611,458
Money Market	38,353,137	36,795,756
Savings	2,815,867	2,579,585
Time certificates, less than $100,000 (1)	29,664,438	28,652,997
Time certificates, $100,000 or more (2)	38,316,618	32,211,593
Total interest bearing	114,868,815	105,851,389
Total deposits	$143,119,026	$135,821,459

(1) Included in time certificates of deposit, less than $100,000, at March 31, 2011 and December 31, 2010 were brokered deposits totaling $5,857,176 and $5,944,563, respectively.

(2) Included in time certificates of deposit, $100,000 or more, at March 31, 2011 and December 31, 2010 were brokered deposits totaling $6,945,887 and $4,736,043, respectively.

Brokered deposits at March 31, 2011 and December 31, 2010 represented:
	2011	2010
Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$5,382,463	$2,151,904
Time certificates of deposit purchased by the Bank through CDARS	2,156,144	3,292,528
Other brokered time certificates of deposit	5,264,456	5,236,174
Total brokered deposits	$12,803,063	$10,680,606

Note 6.                            Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At March 31, 2011, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at March 31, 2011.

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

The following is information about the computation of (loss) income per share for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31,	2011			2010
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) income available to common shareholders	$(636,555)	2,696,902	$(0.24)	$18,360	2,695,902	$0.01
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	2,000	-
Diluted (Loss) Income Per Share
(Loss) incopme available to common
shareholders plus assumed conversions	$(636,555)	2,696,902	$(0.24)	$18,360	2,697,902	$0.01

For the three months ended March 31, 2011, common stock equivalents of 1,000 shares have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Note  8.      Other Comprehensive Income

Under guidance relating to reporting comprehensive income, certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, was as follows:

	Three Months Ended March 31, 2011
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$237	$(92)	$145
Reclassification adjustment for amounts recognized in net loss	-	-	-
Deferred tax valuation allowance allocated to equity	-	92	92
Unrealized holding gains on available for sale securities, net of taxes	$237	$-	$237

	Three Months Ended March 31, 2010
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,136	$-	$40,136
Reclassification adjustment for amounts recognized in net income	(28,979)	-	(28,979)
Unrealized holding gain on available for sale securities, net of taxes	$11,157	$-	$11,157

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

Financial instruments whose contract amounts repesent credit risk at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Commitments to extend credit:
Future loan commitments	$485,000	$700,000
Unused lines of credit	23,955,706	20,663,844
Financial standby letters of credit	3,447,337	3,355,769
Undisbursed construction loans	595,100	761,189
	$28,483,143	$25,480,802

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at March 31, 2011 and December 31, 2010 was not significant.

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

The new disclosures and clarifications of existing disclosures were effective for the Company for the quarter ended March 31, 2010, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, which were effective for the Company for the quarter ended March 31, 2011.

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$1,249,963	$1,249,963	$-	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$1,749,726	$1,749,726	$-	$-

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$203,255	$-	$-	$203,255

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,370,154	$-	$-	$3,370,154

(1)   Represents carrying value and related write-downs for which adjustments are based on appraised value.  Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management's knowledge of the local real estate markets.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$-	$-	$-	$-

Other real estate owned	$131,453	$-	$-	$131,453

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

Other real estate owned	$127,453	$-	$-	$127,453

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for March 31, 2011 and December 31, 2010 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and due from banks	$23,540,962	$23,540,962	$12,194,212	$12,194,212
Short-term investments	8,355,600	8,355,600	8,643,548	8,643,548
Interest bearing certificates of deposit	99,426	99,426	99,426	99,426
Available for sale securities	1,249,963	1,249,963	1,749,726	1,749,726
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	120,663,416	123,469,000	124,857,040	128,265,000
Accrued interest receivable	513,237	513,237	504,706	504,706
Servicing rights	12,168	18,738	13,045	20,088
Interest only strips	15,276	11,352	16,415	12,198

Financial Liabilities:
Noninterest-bearing deposits	28,250,211	28,250,211	29,970,070	29,970,070
Interest bearing checking accounts	5,718,755	5,718,755	5,611,458	5,611,458
Money market deposits	38,353,137	38,353,137	36,795,756	36,795,756
Savings deposits	2,815,867	2,815,867	2,579,585	2,579,585
Time certificates of deposits	67,981,056	69,290,000	60,864,590	62,155,000
Repurchase agreements	134,105	134,105	395,410	395,410
Accrued interest payable	247,716	247,716	227,483	227,483

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2011 and December 31, 2010.

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

Note 11.      Segment Reporting

The Company had three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company for the seven months ended July 31, 2010. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of SCB Capital, Inc., which operated under the name, "Evergreen Financial Services," and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010 the Company discontinued its  licensed mortgage  brokerage business associated with SCB Capital, Inc.  However, the Company expects to continue mortgage brokerage activities.

Information about the reporting segments and reconciliation of such information to the consolidated financial statements follows:

Three Months Ended March 31, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,323,388	$7,890	$807	$-	$1,332,085

Provision for loan losses	743,104	-	-	-	743,104

Net interest income after provision for loan losses	580,284	7,890	807	-	588,981

Noninterest income	129,561	-	6,000	-	135,561

Noninterest expense	1,339,586	838	20,673	-	1,361,097

Net (loss) income	(629,741)	7,052	(13,866)	-	(636,555)

Total assets as of March 31, 2011	157,880,076	106,679	13,663,025	(12,875,559)	158,774,221

Three Months Ended March 31, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,289,631	$8,366	$1,717	$-	$1,299,714

Credit for loan losses	(34,424)	-	-	-	(34,424)

Net interest income after credit for loan losses	1,324,055	8,366	1,717	-	1,334,138

Noninterest income	178,582	-	6,000	-	184,582

Noninterest expense	1,413,596	59,805	26,959	-	1,500,360

Net income (loss)	89,041	(51,439)	(19,242)	-	18,360

Total assets as of March 31, 2010	134,636,803	128,046	15,690,370	(14,746,009)	135,709,210

Note 12.      Commitments and Contingencies

Effective March 3, 2011, the Bank adopted a Director Retirement Plan (the “Director Plan”) for each non-employee director of the Bank.  Under the Director Plan, each non-employee director of the Bank who Retires (as defined below) from the Board of Directors of the Bank (the “Bank Board”) with a minimum of five years of service on the Bank Board shall be entitled to receipt of a one-time payment of $50,000 upon his or her Retirement (as defined below). The years of service began accruing on March 3, 2011, the date of adoption of the Director Plan, and will not include any periods in which the person was an employee of the Bank. “Retire” and “Retirement” means termination of service as a director of the Bank and all its subsidiaries for any reason other than death, disability (as defined in the Director Plan) or specially-defined cause (as defined in the Director Plan). In addition, the one-time payment of $50,000 will also become due and payable to the non-employee directors of the Bank regardless of their number of years of service on the Bank Board in the event of (i) a change in control of the Bank (as may be defined by the Bank Board), (ii) the death of a director, (iii) the disability (as defined in the Director Plan) of a director or (iv) the failure of a director to stand for reelection due to any age restriction.

Based upon actuarial calculations completed in March 2011, the Company will incur a total net periodic cost for the year ending December 31, 2011 of $57,023. The five-year projection of the net periodic cost for the Director Plan is $333,147. The Company recorded an expense of $14,256 relating to the Director Plan during the three months ended March 31, 2011.

Note 13.      Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in Accounting Standards Codification section 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  This ASU indicates that creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for the Company is the first interim period beginning on or after June 15, 2011, and the guidance should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity shall apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company intends to adopt the methodologies prescribed by this ASU by the date required and is currently evaluating the impact of adopting this ASU.  The Company does not expect that the adoption of this guidance will have a material effect on its financial statements.

Note 14.      Subsequent Events

On April 6, 2011, the President notified the Board of Directors of the Company that he was resigning as President of the Company and the Bank, to pursue another opportunity.

The Company’s Board of Directors appointed the Bank’s Senior Vice President and Chief Credit Officer, as Interim President of the Company and the Bank, effective April 8, 2011.  He will also continue to hold his position as Chief Credit Officer of the Bank.

  The Company and the Bank previously entered into an employment agreement (the “Agreement”), dated as of January 1, 2011, with its Senior Vice President and Chief Credit Officer effective January 1, 2011.  Under the Agreement, he will serve as the Senior Vice President and Chief Credit Officer of the Company through December 31, 2012, unless the Company terminates the Agreement earlier under the terms of the Agreement.  The Senior Vice President and Chief Credit Officer will receive a base salary that increases over the term of the Agreement and is eligible for salary increases and other merit bonuses at the discretion of the Company’s Board of Directors.

The Senior Vice President and Chief Credit Officer is provided with health and life insurance, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiary).

If the Senior Vice President and Chief Credit Officer’s employment is terminated as a result of a business combination (as defined), the Senior Vice President and Chief Credit Officer will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of the Senior Vice President and Chief Credit Officer’s then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee is does not accept a position with the remaining entity at his then current base annual salary.  The Senior Vice President and Chief Credit Officer is also entitled to a continuation of benefits under the terms of his agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

On April 14, 2011, the Joint Compensation Committee of the Company and the Bank approved an increase in the Senior Vice President and Chief Credit Officer’s annual salary effective April 8, 2011 to compensate him for his additional duties as Interim President of the Company and the Bank.  All other terms and conditions of the Senior Vice President and Chief Credit Officer’s Agreement remained unchanged.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the months ended March 31, 2011 and 2010 together with the audited financial statements as of and for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2011.

Summary

As of March 31, 2011, the Company had $158.8 million of total assets, $123.2 million of gross loans receivable, and $143.1 million of total deposits.  Total equity capital at March 31, 2011 was $13.6 million, and the Company’s Tier I Leverage Capital Ratio was 8.69%.

The Company had a net loss for the quarter ended March 31, 2011 of $637,000 (or basic and diluted loss per share of $0.24), compared to net income of $18,000 (or basic and diluted income per share of $0.01) for the first quarter of 2010.  The loss sustained by the Company was largely attributable to a provision for loan losses of $743,000 for the three months ended March 31, 2011 compared to a credit to the provision for loan losses of $34,000 for the three months ended March 31, 2010. The significant increase in the provision for loan losses during the first quarter of 2011 is primarily related to one loan that was severely impacted by prevailing economic conditions.

In addition to the impact of the provision for loan losses, the Company’s operating results for the first quarter of 2011, compared to the same period of 2010 were influenced by the following factors:

•
Net interest income increased due to the combined effects of increases in asset volumes (particularly growth in the loan portfolio) and lower costs on interest bearing liabilities, which were offset partially by lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes;

•
Noninterest income decreased because of recognition of a gain on the sale of an available for sale security during the first quarter of 2010 with no similar gain recognized in the first quarter of 2011, as well as decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased due to lower salaries and benefits expense during the first quarter of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decline in professional service fees relates to expenses incurred in the first quarter of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Critical Accounting Policy

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to reporting results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results of operations, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company has reviewed this critical accounting policy and estimate with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2011.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. Due to the small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of National Banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the National Banks’ loss experience and the Company’s loss experience.  At March 31, 2011, the Company updated its historical loss factors by combining data relating to the loss experience of National Banks with assets between $100 million and $300 million for the year ended December 31, 2010 that was obtained from the FDIC, with the Company’s actual loss experience data.  As both the Company’s asset size and outstanding loan balance increased significantly during the prior year, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s previous valuation. The Company increased the weighting of its loss experience from 25% to 50%.  The additional year used in the valuation period is intended to mitigate the effects of the recent economic downturn on the valuation allowance since management does not believe the average loss experience during the recent economic downturn is indicative of losses inherent in the Company’s loan portfolio. For the three months ended March 31, 2011, the provision for loan losses was $131,000 lower as a result of the combined effect of these changes.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  The Company’s pools of similar loans include analogous risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors, both internal and external, to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; and (vi) the impact of national and local economic trends and conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then inputted into a general allocation matrix to determine an appropriate general valuation allowance.

Based upon this evaluation, management believes the allowance for loan losses of $2,499,000 or 2.02% of gross loans outstanding at March 31, 2011 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2010, the allowance for loan losses was $2,787,000 or 2.18% of gross loans outstanding.  The decrease in the allowance was attributable to a $294,000 decrease in the specific component of the allowance that was partially offset by a $6,000 increase in the general component of the allowance. The decrease in the specific component of the allowance was due to a decrease in specific reserves totaling $159,000 for loans charged off during the quarter that were classified as impaired at December 31, 2010 and $194,000 improvement in collateral and $57,000 in principal payments received for loans that were impaired at both March 31, 2011 and December 31, 2010. This decline was partially offset by an increase in specific reserves totaling $116,000 for one construction and land loan identified as impaired during the quarter ended March 31, 2011. The increase in the general component of the reserve was due to change in the reserve factors of $74,000, partially offset by $68,000 due to a decline in loan volume. In addition, the Company had charge-offs of $883,000 for loans that were not impaired at December 31, 2010, which were adequately provided for during the quarter ended March 31, 2011. The charge-offs during the first quarter of 2011 primarily relate to one commercial loan secured by real estate that was severely impacted by current economic conditions.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The table below details the changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision (credit) for loan losses	743,104	(34,424)
Recoveries of loans previously charged-off:
Commercial	9,557	-
Consumer	1,406	66
Total recoveries	10,963	66
Loans charged-off:
Commercial loans secured by real estate	(866,760)	-
Commercial	(166,185)	-
Consumer	(9,115)	(394)
Total charge-offs	(1,042,060)	(394)
Balance at end of period	$2,498,648	$2,733,815

Net charge-offs to average loans	(0.81)%	(0.0)%

Non Performing Assets and Potential Problem Loans

The following represents nonperforming assets and potential problem loans at March 31, 2011 and December 31, 2010:

Non-accrual loans:	2011	2010
Commercial loans secured by real estate	$3,532,855	$4,133,219
Commercial	1,521,292	1,291,744
Construction and land	1,500,000	-
Residential mortgages	700,955	711,604
Total non-accrual loans	7,255,102	6,136,567
Troubled debt restructured loan:
Commercial	-	280,482
Foreclosed assets:
Commercial	131,453	127,453
Total non-performing assets	$7,386,555	$6,544,502

Ratio of non-performing assets to:
Total loans and foreclosed assets	6.12%	5.24%
Total assets	4.65%	4.29%
Accruing past due loans:
30 to 89 days past due	$2,417,439	$1,649,941
90 or more days past due	54,706	205,262
Total accruing past due loans	$2,472,145	$1,855,203

Ratio of accruing past due loans to total net loans:
30 to 89 days past due	2.00%	1.32%
90 or more days past due	0.05%	0.16%
Total accruing past due loans	2.05%	1.48%

Recent Accounting Changes

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in Accounting Standards Codification section 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  This ASU indicates that creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for the Company is the first interim period beginning on or after June 15, 2011, and the guidance should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity shall apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company intends to adopt the methodologies prescribed by this ASU by the date required and is currently evaluating the impact of adopting this ASU.  The Company does not expect that the adoption of this guidance will have a material effect on its financial statements.

Comparison of Financial Condition as of March 31, 2011 versus December 31, 2010

General
The Company’s total assets were $158.8 million at March 31, 2011, an increase of $6.4 million over the December 31, 2010 total assets of $152.4 million. The Bank’s net loans receivable decreased to $120.7 million at March 31, 2011 from $124.9 million at December 31, 2010, and cash and cash equivalents, including short term investments, increased to $31.9 million as of March 31, 2011 from $20.8 million as of December 31, 2010.  Total deposits increased to $143.1 million as of March 31, 2011 from $135.8 million as of December 31, 2010. The increase in deposit liabilities combined with decreases in net loans receivable funded the growth in cash and cash equivalents during the three months ended March 31, 2011.

Short-term investments
Short-term investments, consisting of money market investments of $8.4 million at March 31, 2011 were relatively unchanged compared to a balance of $8.6 million as of December 31, 2010.

Investments
Available for sale securities, consisting of U.S. Treasury Bills, were $1.2 million at March 31, 2011, compared to a balance of $1.7 million as of December 31, 2010. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $500,000 decrease in available for sale securities was in response to a decline in pledge requirements at March 31, 2011. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Interest income on loans is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The Company’s net loan portfolio was $120.7 million at March 31, 2011 versus $124.9 million at December 31, 2010, a decrease of $4.2 million.  The Company attributes the decline in loan balances during the first quarter of 2011 to charge-offs of loan balances as well as decline in loan demand. The Bank’s loans have been made to small to medium-sized businesses, primarily in the New Haven, Connecticut market area.  There are no other significant loan concentrations in the loan portfolio.

Allowance for loan losses
The following represents the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision (credit) for loan losses	743,104	(34,424)
Recoveries of loans previously charged-off:
Commercial	9,557	-
Consumer	1,406	66
Total recoveries	10,963	66
Loans charged-off:
Commercial loans secured by real estate	(866,760)	-
Commercial	(166,185)	-
Consumer	(9,115)	(394)
Total charge-offs	(1,042,060)	(394)
Balance at end of period	$2,498,648	$2,733,815

Net charge-offs to average loans	(0.81)%	(0.0)%

Deposits
Total deposits were $143.1 million at March 31, 2011, an increase of $7.3 million (5.4%) in comparison to total deposits at December 31, 2010 of $135.8 million. Non-interest bearing deposits were $28.2 million at March 31, 2011, a decrease of $1.8 million (5.7%) from $30.0 million at December 31, 2010. Total interest bearing checking, money market and savings deposits increased $1.9 million or 4.2% to $46.9 million at March 31, 2011 from $45.0 million at December 31, 2010.  Time deposits increased to $68.0 million at March 31, 2011  from $60.9 million at December 31, 2010, a $7.1 million or 11.7% increase. Included in time deposits at March 31, 2011 and December 31, 2010 were $12.8 million and $10.7 million, respectively, in brokered deposits. This included the Company’s placement of $5.4 million and $2.2 million, respectively, in customer deposits; and purchase of $2.1 million and $3.3 million, respectively, in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

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

Other
Repurchase agreement balances totaled $134,000 at March 31, 2011 as compared to $395,000 at December 31, 2010.  The decrease was due to normal customer activity.

Results of Operations: Comparison of Results for the three months ended March 31, 2011 and 2010

General
The Company had a net loss for the quarter ended March 31, 2011 of $637,000 (or basic and diluted loss per share of $0.24), compared to net income of $18,000 (or basic and diluted income per share of $0.01) for the first quarter of 2010.  The loss sustained by the Company was largely attributable to a provision for loan losses of $743,000 for the three months ended March 31, 2011 compared to a credit to the provision for loan losses of $34,000 for the three months ended March 31, 2010. The significant increase in the provision for loan losses during the first quarter of 2011 is primarily related to one loan that was severely impacted by prevailing economic conditions.

In addition to the impact of the provision for loan losses, the Company’s operating results for the first quarter of 2011, compared to the same period of 2010 were influenced by the following factors:

•
Net interest income increased due to the combined effects of increases in asset volumes (particularly growth in the loan portfolio) and lower costs on interest bearing liabilities, which were offset partially by lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes;

•
Noninterest income decreased because of recognition of a gain on the sale of an available for sale security during the first quarter of 2010 with no similar gain recognized in the first quarter of 2011, as well as decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased due to lower salaries and benefits expense during the first quarter of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decline in professional service fees relates to expenses incurred in the first quarter of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

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

For the quarter ended March 31, 2011, net interest income was $1,332,000 versus $1,300,000 for the same period in 2010. The $32,000 or 2.5% increase was the result of a $64,000 increase in interest income and a $32,000 increase in interest expense.  This net increase was primarily the result of increased asset volumes (particularly growth in the loan portfolio), as well as favorable changes in rates on interest bearing liabilities, partially offset by lower yields on interest earning assets and increases in average balances on interest bearing liabilities.

The Company’s average total interest earning assets were $138.3 million during the quarter ended March 31, 2011 compared to $129.6 million for the same period in 2010, an increase of $8.7 million or 6.8%. The increase in average interest earning assets of $8.7 million was comprised of increases in average balances of loans of $11.5 million, partially offset by decreases in average balances of short-term and other investments of $2.7 million and investments of $100,000.

The yield on average interest earning assets for the quarter ended March 31, 2011 was 5.38% compared to 5.54% for the same period in 2010, a decrease of 16 basis points.  The decrease in the yield on average earning assets was attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment, as well as an increase in non-performing loans.

The combined effects of the $8.7 million increase in average balances of interest earning assets and the 16 basis point decrease in yield on average interest earning assets resulted in the $64,000 increase in interest income for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

The average balance of the Company’s interest bearing liabilities was $111.7 million during the quarter ended March 31, 2011 compared to $90.0 million for the quarter ended March 31, 2010, an increase of $21.7 million or 24.2%. The cost of average interest bearing liabilities decreased 29 basis points to 1.83% for the quarter ended March 31, 2011 compared to 2.12% for the same period in 2010, which was primarily due to a general decrease in market interest rates.

The combined effects of the $21.7 million increase in average balances of interest bearing liabilities and the 29 basis point decrease in cost of average interest bearing liabilities resulted in the $32,000 increase in interest expense for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three  months ended March 31, 2011 and 2010.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2011			2010
							(Decreases)
		Interest			Interest		Increases
	Average	Income/	Average	Average	Income/	Average	in Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense
Interest earning assets
Loans (1)(2)	$126,770	$1,817	5.81%	$115,179	$1,741	6.13%	$76	$11,591
Short-term and other investments	8,905	18	0.82%	11,659	23	0.80%	(5)	(2,754)
Investments	2,610	-	0.00%	2,718	7	1.04%	(7)	(108)
Total interest earning assets	138,285	1,835	5.38%	129,556	1,771	5.54%	64	8,729

Cash and due from banks	17,010			3,811				13,199
Premises and equipment, net	2,186			2,460				(274)
Allowance for loan losses	(3,222)			(2,774)				(448)
Other	2,726			2,768				(42)
Total assets	$156,985			$135,821				$21,164
Interest bearing liabilities
Time certificates	$62,751	331	2.14%	$51,586	331	2.60%	-	$11,165
Savings deposits	2,679	5	0.76%	2,377	4	0.68%	1	302
Money market / checking deposits	43,993	124	1.14%	33,534	90	1.09%	34	10,459
Capital lease obligations	1,168	43	14.93%	1,175	44	15.19%	(1)	(7)
Repurchase agreements	1,159	-	0.00%	1,343	2	0.60%	(2)	(184)
Total interest bearing liabilities	111,750	503	1.83%	90,015	471	2.12%	32	21,735

Non-interest bearing deposits	30,011			29,115				896
Accrued expenses and other liabilities	756			945				(189)
Shareholder's equity	14,468			15,746				(1,278)
Total liabilities and equity	$156,985			$135,821				$21,164
Net interest income		$1,332			$1,300		$32

Interest spread			3.55%			3.42%
Interest margin			3.91%			4.07%

(1) Average balance includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended March 31, 2011 and 2010 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2011 vs 2010
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$170	$(94)	$76
Short-term and other investments	(5)	-	(5)
Investments	-	(7)	(7)
Total interest earning assets	165	(101)	64

Interest bearing liabilities
Time certificates	65	(65)	-
Savings deposits	1	-	1
Money market / checking deposits	29	5	34
Capital lease obligations	-	(1)	(1)
Repurchase agreements	-	(2)	(2)
Total interest bearing liabilities	95	(63)	32
Net interest income	$70	$(38)	$32

The increase in net interest income during the first quarter of 2011 reflects the increase in total average interest earning asset balances from the first quarter of 2010 and a decrease in rates on interest bearing liabilities to 1.83% for the three months ended March 31, 2011 from 2.12% for the same period in 2010. The combined effect of these favorable changes were partially offset by a $21.7 million increase in average interest bearing liabilities to $111.7 million in the first quarter of 2011 from $90.0 million in the first quarter of 2010, as well as a decrease in the yields on earning assets to 5.38% for the three months ended March 31, 2011 from 5.54% in the same period of 2010. Overall, the increase in net interest income attributed to volume changes was $70,000, partially offset by interest rate changes of $38,000. Interest income from interest earning assets in the first quarter of 2011 compared to 2010 increased by $64,000 because of the combined effect of a $165,000 increase due to volume considerations, partially offset by $101,000 decrease due to a decline in interest rates.  Variances in the cost of interest bearing liabilities during the three months ended March 31, 2011 in comparison to the same period in 2010 were due to increased volume considerations of $95,000, partially offset by decreased rate considerations of $63,000.

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

Provision for Loan Losses
The Bank’s provision for loan losses was $743,000 for the three months ended March 31, 2011 as compared to a (credit to) the provision for loan losses of $(34,000) for the same period in 2010. The provision for loan losses during the three months ended March 31, 2011 was primarily related to the charge-off of one commercial loan secured by real estate that was severely impacted by prevailing economic conditions.

Noninterest Income
Total noninterest income was $135,000 for the three months ended March 31, 2011 versus $185,000 for the same period in 2010. Noninterest income for the three months ended March 31, 2010 included a $29,000 gain on the sale of an available for sale security. There was no such gain in the first quarter of 2011. Service charges and fees decreased $17,000 due to changes in business practices of customers of the Bank during the first quarter of 2011 as compared to the same period in 2010. Other noninterest income decreased $2,000 to $35,000 for the three months ended March 31, 2011 from $37,000 in the same period in 2010.

Noninterest Expense
Total noninterest expense was $1,361,000 for the three months ended March 31, 2011 compared with $1,500,000 for the same period in 2010, a decrease of $139,000 or 9.3%.

Salaries and benefits expense for the three months ended March 31, 2011 declined $77,000 to $700,000 compared to $777,000 for the same period in 2010. The decrease was primarily due to a reduction in staffing levels for Evergreen in the first quarter of 2011 compared to the same period in 2010.

Professional services expense for the three months ended March 31, 2011 decreased by $143,000 to $117,000 from $260,000, primarily due to a decrease in fees incurred in the first quarter of 2010 related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Other operating expenses increased by $77,000 to $207,000 for the three months ended March 31, 2011 compared to the same period in 2010. The increase included a $36,000 increase in director fees related to retirement benefits associated with the Bank of Southern Connecticut Director Retirement Plan adopted March 3, 2011 and an annual stipend of $15,000 payable to each director of the Bank effective January 1, 2011. Other operating fees were also influenced by a $20,000 increase in legal fees loan related, waived service charges of $10,000 and other miscellaneous adjustments totaling $11,000.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of March 31, 2011 and December 31, 2010 consisted of liquid assets totaling $33.2 million and $22.7 million, respectively.  This represents 20.9% and 14.9% of total assets at March 31, 2011 and December 31, 2010, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The Company’s and Bank’s actual capital amounts and ratios at March 31, 2011 and December 31, 2010 were as follows:

The Company's actual capital amounts and ratios at March 31, 2011 and December 31, 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,292	11.69%	$10,461	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	13,647	10.44%	5,230	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	13,647	8.69%	6,279	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,971	11.91%	$10,730	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14,281	10.65%	5,365	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	14,281	9.00%	6,344	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at March 31, 2011 and December 31, 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,240	10.97%	$10,388	8.00%	$12,985	10.00%
Tier 1 Capital to Risk-Weighted Assets	12,606	9.71%	5,194	4.00%	7,791	6.00%
Tier 1 (Leverage) Capital to Average Assets	12,606	8.08%	6,244	4.00%	7,805	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,914	11.20%	$10,657	8.00%	$13,321	10.00%
Tier 1 Capital to Risk-Weighted Assets	13,235	9.94%	5,329	4.00%	7,993	6.00%
Tier 1 (Leverage) Capital to Average Assets	13,235	8.39%	6,308	4.00%	7,885	5.00%

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

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Interim President and Chief Credit  Officer, Chief Financial Officer, and Chief Accounting Officer as of the end of the period covered by this report, the Company’s Interim President and Chief Credit Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (The Securities Exchange Act) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 6, 2007)

10.1	Bank of Southern Connecticut Director Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2011)

10.2
Employment Agreement, effective as of January 1, 2011, by and among the Registrant, The Bank of Southern Connecticut and Sunil Pallan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Interim President and Chief Credit Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by Interim President and Chief Credit Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ Sunil Pallan
Name: Sunil Pallan
Date: May 13, 2011	Title: Interim President & Chief Credit Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: May 13, 2011	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: May 13, 2011	Title: Vice President & Chief Accounting Officer