Form 10-Q
period 2011-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2011-08-16
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒                                No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                Yes  ☐                                No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2011
Common Stock, $.01 par value per share	2,697,902 shares

Item 1. Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010

	2011	2010
ASSETS
Cash and due from banks	$21,925,805	$12,194,212
Short term investments	8,600,404	8,643,548
Cash and cash equivalents	30,526,209	20,837,760

Interest bearing certificates of deposit	99,413	99,426
Available for sale securities (at fair value)	3,249,968	1,749,726
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	120,346,427	127,643,681
Allowance for loan losses	(2,168,949)	(2,786,641)
Loans receivable, net	118,177,478	124,857,040
Accrued interest receivable	411,461	504,706
Premises and equipment	2,086,871	2,214,232
Other real estate owned	993,378	127,453
Other assets held for sale	372,758	372,758
Other assets	1,623,525	1,625,354
Total assets	$157,607,161	$152,454,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$26,975,830	$29,970,070
Unrealized holding gains on available for sale securities, net of taxes	114,547,698	105,851,389
Total deposits	141,523,528	135,821,459

Repurchase agreements	452,440	395,410
Capital lease obligations	1,165,539	1,168,954
Accrued expenses and other liabilities	641,446	787,356
Total liabilities	143,782,953	138,173,179

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value; shares authorized: 500,000; none issued	—	—
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2011 2,697,902; 2010 2,696,902	26,979	26,969
Additional paid-in capital	22,569,489	22,567,146
Accumulated deficit	(8,772,231)	(8,312,465)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	(29)	(274)
Total shareholders’ equity	13,824,208	14,281,376

Total liabilities and shareholders’ equity	$157,607,161	$152,454,555

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest Income:
Interest and fees on loans	$1,805,410	$1,874,232	$3,622,756	$3,614,790
Interest on securities	—	1,797	202	9,003
Interest on Federal funds sold and short-term and other investments	26,909	18,838	44,498	41,750
Total interest income	1,832,319	1,894,867	3,667,456	3,665,543

Interest Expense:
Interest expense on deposits	481,339	455,265	940,861	880,834
Interest expense on capital lease obligations	43,101	43,666	86,407	87,418
Interest expense on repurchase agreements and other borrowings	261	3,164	489	4,805
Total interest expense	524,701	502,095	1,027,757	973,057

Net interest income	1,307,618	1,392,772	2,639,699	2,692,486

(Credit) provision for loan losses	(77,044)	152,062	666,060	117,638

Net interest income after (credit) provision for loan losses	1,384,662	1,240,710	1,973,639	2,574,848

Noninterest Income:
Service charges and fees	107,027	117,111	207,750	235,049
Gain on sales of available for sale securities	—	—	—	28,979
Other noninterest income	29,122	35,699	63,960	73,362
Total noninterest income	136,149	152,810	271,710	337,390

Noninterest Expenses:
Salaries and benefits	679,831	741,792	1,379,673	1,519,009
Occupancy and equipment	160,937	144,883	342,471	326,674
Professional services	56,137	147,576	173,563	407,893
Data processing and other outside services	111,983	101,623	206,007	200,144
FDIC Insurance	56,424	57,403	117,364	109,364
Other operating expenses	278,710	183,343	486,037	313,894
Total noninterest expenses	1,344,022	1,376,620	2,705,115	2,876,978

Net income (loss)	$176,789	$16,900	$(459,766)	$35,260

Basic income (loss) per share	$0.07	$0.01	$(0.17)	$0.01
Diluted income (loss) per share	$0.07	$0.01	$(0.17)	$0.01

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011 and 2010

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	($6,942,727)	($11,796)	$15,632,536

Comprehensive income:
Net income	—	—	—	35,260	—	35,260
Unrealized holding gain on available for sale securities	—	—	—	—	11,655	11,655
Total comprehensive income						46,915

Restricted stock compensation	1,000	10	3,520	—	—	3,530

Balance, June 30, 2010	2,696,902	$26,969	$22,563,620	$(6,907,467)	$(141)	$15,682,981

Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376
Comprehensive loss:
Net loss	—	—	—	(459,766)	—	(459,766)
Unrealized holding gain on available for sale securities	—	—	—	—	245	245
Total comprehensive loss						(459,521)
Restricted stock compensation	1,000	10	2,343	—	—	2,353

Balance, June 30, 2011	2,697,902	$26,979	$22,569,489	$(8,772,231)	$(29)	$13,824,208

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010

	2011	2010
Cash Flows From Operations
Net (loss) income	$(459,766)	$35,260
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization and accretion of premiums and discounts on investments, net	(4)	(2,138)
Provision for loan losses	666,060	117,638
Share based compensation	2,353	3,530
Gain on sale of available for sale securities	—	(28,979)
Depreciation and amortization	135,604	141,023
Increase in cash surrender value of life insurance	(20,205)	(20,340)
Changes in assets and liabilities:
Decrease in deferred loan fees	(1,074)	(23,811)
Decrease (increase) in accrued interest receivable	93,245	(67,969)
Decrease in other assets	22,034	58,568
Decrease in accrued expenses and other liabilities	(145,910)	(166,697)
Net cash provided by operating activities	292,337	46,085

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	13	247,960
Purchases of available for sale securities	(18,399,993)	(39,414,815)
Principal repayments on available for sale securities	—	46,994
Proceeds from the sales of available for sale securities	—	2,150,625
Proceeds from maturities / calls of available for sale securities	16,900,000	36,071,535
Net decrease (increase) in loans receivable	5,156,026	(12,117,973)
Purchases of premises and equipment	(8,243)	(4,870)
Capitalized costs related to other real estate owned	(7,375)	—
Net cash provided by (used) in investing activities	3,640,428	(13,020,544)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	3,012,423	3,213,293
Net increase in certificates of deposit	2,689,646	19,571,564
Net increase in repurchase agreements	57,030	1,861,991
Principal repayments on capital lease obligations	(3,415)	(3,071)
Net cash provided by financing activities	5,755,684	24,643,777

Net increase in cash and cash equivalents	9,688,449	11,669,318
Cash and cash equivalents
Beginning	20,837,760	17,924,638

Ending	$30,526,209	$29,593,956

See Notes to Consolidated Financial Statements

(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Six Months Ended June 30, 2011 and 2010

	2011	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,016,885	$940,260

Income taxes	$—	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$858,550	$111,435

Unrealized holding gains on available for sale securities arising during the period	$245	$11,655

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

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2010, filed with the Securities and Exchange Commission on Form 10-K on March 28, 2011.

Note 3.            Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,249,997	$—	$(29)	$3,249,968

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,750,000	$—	$(274)	$1,749,726

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,249,968	$29	$—	$—	$3,249,968	$29

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agency obligations	$1,749,726	$274	$—	$—	$1,749,726	$274

At  both June 30, 2011 and December 31, 2010, the Company had one available for sale security in an unrealized loss position.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

The amortized cost and fair value of available for sale debt securities at June 30, 2011 by contractual maturity are presented below.

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$3,249,997	$3,249,968

Note 4.          Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Commercial loans secured by real estate	$68,403,684	$74,383,181
Commercial	35,914,421	38,098,772
Residential mortgages	13,167,507	12,325,065
Construction and land	2,709,919	2,639,856
Consumer	286,002	332,985
Total loans	120,481,533	127,779,859
Net deferred loan fees	(135,106)	(136,178)
Allowance for loan losses	(2,168,949)	(2,786,641)
Loans receivable, net	$118,177,478	$124,857,040

The changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010 are as follows:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision for loan losses	666,060	117,638
Recoveries of loans previously charged-off:
Commercial	4,104	—
Consumer	2,156	1,137
Total recoveries	6,260	1,137
Loans charged-off:
Real Estate	(134,699)	—
Commercial loans secured by real estate	(1,146,198)	(84,387)
Consumer	(9,115)	(4,412)
Total charge-offs	(1,290,012)	(88,799)
Balance at end of period	$2,168,949	$2,798,543

Net charge-offs to average loans	(1.03)%	(0.07)%

At June 30, 2011 and December 31, 2010, the unpaid principal balances of loans placed on nonaccrual status were $5,908,025 and $6,136,567, respectively. During the three months ended June 30, 2011, two commercial real estate loans with an aggregate principal balance of $1,392,332, were restructured and constituted troubled debt restructurings.  There are no further commitments to lend funds to these borrowers. Loans contractually past due 90 days or more and still accruing interest amounted to $527,824 and $205,262 at June 30, 2011 and December 31, 2010, respectively as these loans were considered by management to be well secured and in the process of collection.

The following information relates to impaired loans as of June 30, 2011 and December 31, 2010:

	2011	2010
Impaired loans for which there is a specific allowance	$2,363,604	$4,585,020

Impaired loans for which there is no specific allowance	$3,661,244	$1,952,375

Allowance for loan losses related to impaired loans	$610,347	$1,212,595

Average recorded investment in impaired loans	$6,645,319	$6,733,378

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

Nonaccrual loans segregated by class of loans as of June 30, 2011 and December 31, 2010 were as follows:

	2011	2010
Commercial loans secured by real estate	$2,324,322	$4,133,219
Commercial	1,321,719	1,291,744
Construction and land	1,500,000	—
Residential mortgages	761,984	711,604
	$5,908,025	$6,136,567

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,426,324	$2,353,947	$3,780,271	$64,623,413	$68,403,684	$29,625
Commercial	1,002,797	1,551,917	2,554,714	33,359,707	35,914,421	230,198
Residential mortgages	191,563	975,279	1,166,842	12,000,665	13,167,507	213,295
Construction and land	—	1,500,000	1,500,000	1,209,919	2,709,919	—
Consumer	—	54,706	54,706	231,296	286,002	54,706
	$2,620,684	$6,435,849	$9,056,533	$111,425,000	$120,481,533	$527,824

December 31, 2010	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,431,575	$4,133,220	$5,564,795	$68,818,386	$74,383,181	$—
Commercial	218,366	1,433,299	1,651,665	36,447,107	38,098,772	141,555
Residential mortgages	—	711,604	711,604	11,613,461	12,325,065	—
Construction and land	—	—	—	2,639,856	2,639,856	—
Consumer	—	63,707	63,707	269,278	332,985	63,707
	$1,649,941	$6,341,830	$7,991,771	$119,788,088	$127,779,859	$205,262

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

The following information relates to impaired loans as of and for the six months ended June 30, 2011 and as of and for the year ended December 31, 2010:

June 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$2,441,144	$950,701	$1,490,443	$2,441,144	$278,257	$3,446,949	$60,908
Commercial	1,321,719	1,057,214	264,505	1,321,719	178,153	1,473,522	7,766
Construction and land	1,500,000	1,500,000	—	1,500,000	—	1,000,000	—
Residential mortgages	761,985	153,329	608,656	761,985	153,937	724,848	8,186
Total	$6,024,848	$3,661,244	$2,363,604	$6,024,848	$610,347	$6,645,319	$76,860

December 31, 2010
Commercial loans secured by real estate	$4,249,974	$358,523	$3,891,451	$4,249,974	$895,894	$4,330,949	$46,033
Commercial	1,575,817	1,439,538	136,279	1,575,817	124,576	1,772,079	26,904
Residential mortgages	711,604	154,314	557,290	711,604	192,125	630,350	27,808
Total	$6,537,395	$1,952,375	$4,585,020	$6,537,395	$1,212,595	$6,733,378	$100,745

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

All commercial relationships, including loans categorized as commercial and industrial loans, commercial real estate loans, commercial loans secured by residential real estate, and construction loans, are included in this risk rating system.  Under the Company’s internal risk rating system, the Company has risk rating categories of 0 through 5 that fall into the federal regulatory risk rating of “Pass”.  A risk rating of 0 is assigned to those loans that are secured by readily marketable assets (including deposits at the bank); risk ratings increase from 1 to 5 in incremental increases of risk inherent in the relationship, with a loan that is rated 5 representing moderate risk.  In addition, the Company identifies criticized loans as “special mention,” “substandard,” “doubtful” or “loss,” by employing a numerical risk rating system of 6,7,8 and 9, respectively, which correspond with the federal regulatory risk rating definitions of special mention, substandard, doubtful and loss, respectively.

Risk ratings assigned to loans are recommended by management and approved by the Company’s loan committee. The loan officer presents a proposed risk rating based on the underlying loan; the proposal is reviewed for accuracy and confirmed by the credit department. Risk ratings take into account a variety of commonly employed financial metrics, both quantitative and qualitative, which serve to measure risk.  As part of the determination, all ratings of 5 or better (which are collectively considered “Pass” rating by the Company) require that the customer have furnished timely financial information and other data pertinent to the relationship.  Cash flow is reviewed and analyzed over a period of two to five years, but a particular emphasis is placed on recent data in the event of a material change in performance, particularly a downward trend.  New companies are generally considered riskier than established entities; length of time in business is factored into the risk rating decision.  As part of the risk rating system, the health of the overall industry in which the company operates is also considered. Risk ratings are reviewed not less than annually.

Consumer Loans.  The Company does not assign risk ratings to consumer loans.  Consumer loans are considered Pass loans until such time that it is determined that the loan is impaired.  In the event a consumer loan becomes impaired, the entire balance of the loan is typically charged off immediately.

The following table presents credit risk ratings by class of loan as of June 30, 2011 and December 31, 2010:

June 30, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$59,922,484	$31,916,568	$1,209,919	$12,213,959	$286,002	$105,548,932
Special Mention	6,040,056	1,355,866	—	191,563	—	7,587,485
Substandard	2,441,144	2,641,987	1,500,000	761,985	—	7,345,116
Total	$68,403,684	$35,914,421	$2,709,919	$13,167,507	$286,002	$120,481,533

December 31, 2010	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$63,470,074	$33,703,750	$1,139,856	$11,421,898	$332,985	$110,068,563
Special Mention	6,663,133	1,460,366	1,500,000	191,563	—	9,815,062
Substandard	4,249,974	2,934,656	—	711,604	—	7,896,234
Total	$74,383,181	$38,098,772	$2,639,856	$12,325,065	$332,985	$127,779,859

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans.  The Company calculates historical loss ratios for pools of similar loans with analogous characteristics based on the proportion of actual charge-offs experienced in relation to the total population of loans in the pool.  Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of National Banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the National Banks’ loss experience and the Company’s loss experience.  Beginning with the quarter ended March 31, 2011, the Company updated its historical loss factors by combining data relating to the loss experience of National Banks with assets between $100 million and $300 million for the year ended December 31, 2010 that was obtained from the FDIC, with the Company’s actual loss experience data.  As both the Company’s asset size and outstanding loan balance increased significantly during the prior year, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s previous valuation. The Company increased the weighting of its loss experience from 25% to 50%.  The additional year used in the valuation period is intended to mitigate the effects of the recent economic downturn on the valuation allowance since management does not believe the average loss experience during the recent economic downturn is indicative of losses inherent in the Company’s loan portfolio.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  The Company’s pools of similar loans include analogous risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for loan losses	522,487	205,384	(29,414)	(37,855)	5,458	666,060
Loans charged-off	(1,124,269)	(156,628)	—	—	(9,115)	(1,290,012)
Recoveries of loans previously charged-off	—	4,104	—	—	2,156	6,260
Net charge-offs	(1,124,269)	(152,524)	—	—	(6,959)	(1,283,752)
Balance at end of period	$985,414	$874,841	$286,732	$17,327	$4,635	$2,168,949
Period-end amount allocated to:
Loans collectively evaluated for impairment	$707,157	$696,688	$132,795	$17,327	$4,635	$1,558,602
Loans individually evaluated for impairment	278,257	178,153	153,937	—	—	610,347
Balance at end of period	$985,414	$874,841	$286,732	$17,327	$4,635	$2,168,949

	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$65,962,540	$34,592,702	$12,405,522	$1,209,919	$286,002	$114,456,685
Loans individually evaluated for impairment	2,441,144	1,321,719	761,985	1,500,000	—	6,024,848
Total	$68,403,684	$35,914,421	$13,167,507	$2,709,919	$286,002	$120,481,533

Note 5.          Deposits

At June 30, 2011 and December 31, 2010, deposits consisted of the following:

	2011	2010
Noninterest bearing	$26,975,830	$29,970,070
Interest bearing:
Checking	6,325,720	5,611,458
Money Market	41,923,263	36,795,756
Savings	2,744,479	2,579,585
Time certificates, less than $100,000 (1)	27,550,702	28,652,997
Time certificates, $100,000 or more (2)	36,003,534	32,211,593
Total interest bearing	114,547,698	105,851,389
Total deposits	$141,523,528	$135,821,459

(1)	Included in time certificates of deposit, less than $100,000, at June 30, 2011 and December 31, 2010 were brokered deposits totaling $5,828,663 and $5,944,563, respectively.

(2)	Included in time certificates of deposit, $100,000 or more, at June 30, 2011 and December 31, 2010 were brokered deposits totaling $5,944,630 and $4,736,043, respectively.

Brokered deposits at June 30, 2011 and December 31, 2010 were as follows:

	2011	2010

Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$4,515,390	$2,151,904
Time certificates of deposit purchased by the Bank through CDARS	2,160,465	3,292,528
Other brokered time certificates of deposit	5,097,438	5,236,174
Total brokered deposits	$11,773,293	$10,680,606

Note 6.          Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At June 30, 2011, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at June 30, 2011.

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

The following is information about the computation of (loss) income per share for the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30,	2011			2010
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share
Income available to common shareholders	$176,789	2,697,407	$0.07	$16,900	2,696,524	$0.01
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	—	495	—	—	1,378
Diluted Income Per Share
Income available to common shareholders plus assumed conversions	$176,789	2,697,902	$0.07	$16,900	2,697,902	$0.01

Six Months Ended June 30,	2011			2010
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) Income available to common shareholders	$(459,766)	2,697,156	$(0.17)	$35,260	2,696,213	$0.01
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	—	—	—	—	1,689	—
Diluted (Loss) Income Per Share
(Loss) Income available to common shareholders plus assumed conversions	$(459,766)	2,697,156	$(0.17)	$35,260	2,697,902	$0.01

For the six months ended June 30, 2011, common stock equivalents of 746 shares have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Note  8.        Other Comprehensive Income

Under guidance relating to reporting comprehensive income, certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, was as follows:

	Six Months Ended June 30, 2011
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$245	$(95)	$150
Reclassification adjustment for amounts recognized in net loss	—	—	—
Reduction in deferred tax valuation allowance allocated to equity	—	95	95
Unrealized holding gains on available for sale securities, net of taxes	$245	$—	$245

	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,634	$—	$40,634
Reclassification adjustment for amounts recognized in net income	28,979	—	28,979
Unrealized holding gains on available for sale securities, net of taxes	$11,655	$—	$11,655

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

Financial instruments whose contract amounts repesent credit risk at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Commitments to extend credit:
Future loan commitments	$4,759,100	$700,000
Unused lines of credit	22,242,234	20,663,844
Financial standby letters of credit	3,156,152	3,355,769
Undisbursed construction loans	595,100	761,189
	$30,752,586	$25,480,802

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

 Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at June 30, 2011 and December 31, 2010 was not significant.

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

In February 2010, the FASB issued guidance which amended the existing guidance related to Fair Value Measurements and Disclosures.  The amendments require the following new fair value disclosures:

●	Separate disclosure of the significant transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reasons for the transfers; and

●
In the rollforward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

In addition, the amendments clarify existing disclosure requirements as follows:

●	Fair value measurements and disclosures should be presented for each class of assets and liabilities within a line item in the statement of financial position; and

●
Reporting entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures were effective for the Company for the quarter ended March 31, 2010, except for the disclosures included in the rollforward of activity for Level 3 fair value measurements, which became effective for the Company beginning in the quarter ended March 31, 2011. Adoption of this guidance did not affect the Company’s financial statements.

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$3,249,968	$3,249,968	$—	$—

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$1,749,726	$1,749,726	$—	$—

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value Impaired loans (1)	$254,358	$—	$—	$254,358

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value Impaired loans (1)	$3,370,154	$—	$—	$3,370,154

(1)
Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

The following table details the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$—	$372,758	$—

Other real estate owned	$858,550	$—	$—	$858,550

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$—	$372,758	$—

Other real estate owned	$127,453	$—	$—	$127,453

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Certain financial instruments are excluded from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for June 30, 2011 and December 31, 2010 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Short-term investments	$8,600,404	$8,600,404	$8,643,548	$8,643,548
Interest bearing certificates of deposit	99,413	99,413	99,426	99,426
Available for sale securities	3,249,968	3,249,968	1,749,726	1,749,726
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	118,177,478	120,655,000	124,857,040	128,265,000
Accrued interest receivable	411,461	411,461	504,706	504,706
Servicing rights	15,002	23,102	13,045	20,088
Interest only strips	19,178	14,251	16,415	12,198

Financial Liabilities:
Noninterest-bearing deposits	26,975,830	26,975,830	29,970,070	29,970,070
Interest bearing checking accounts	6,325,720	6,325,720	5,611,458	5,611,458
Money market deposits	41,923,263	41,923,263	36,795,756	36,795,756
Savings deposits	2,744,479	2,744,479	2,579,585	2,579,585
Time certificates of deposits	63,554,236	64,665,000	60,864,590	62,155,000
Repurchase agreements	452,440	452,440	395,410	395,410
Accrued interest payable	238,356	238,356	227,483	227,483

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2011 and December 31, 2010.

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

Note 11.      Segment Reporting

The Company had three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company for the seven months ended July 31, 2010. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of SCB Capital, Inc., which operated under the name “EvergreenFinancial Services,” and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis.  The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010, the Company discontinued its  licensed mortgage  brokerage business associated with SCB Capital Inc., however the Company expects to continue mortgage brokerage activities.

Information about the reporting segments and reconciliation of such information to the consolidated financial statements follows:

Three Months Ended June 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,301,097	$5,967	$554	$—	$1,307,618

Credit for loan losses	(77,044)	—	—	—	(77,044)

Net interest income after provision for loan losses	1,378,141	5,967	554	—	1,384,662
Noninterest income	130,149	—	6,000	—	136,149

Noninterest expense	1,314,016	485	29,521	—	1,344,022

Net income (loss)	194,274	5,482	(22,967)	—	176,789

Total assets as of June 30, 2011	156,927,876	111,991	14,026,852	(13,459,558)	157,607,161

Three Months Ended June 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,379,606	$12,181	$985	$—	$1,392,772

Credit for loan losses	152,062	—	—	—	152,062

Net interest income after credit for loan losses	1,227,544	12,181	985	—	1,240,710

Noninterest income	150,362	(3,552)	6,000	—	152,810

Noninterest expense	1,292,716	50,996	32,908	—	1,376,620

Net income (loss)	85,190	(42,367)	(25,923)	—	16,900

Total assets as of June 30, 2010	159,129,216	132,482	15,709,382	(14,833,377)	160,137,703

Six Months Ended June 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$2,624,482	$13,856	$1,361	$—	$2,639,699

Provision for loan losses	666,060	—	—	—	666,060

Net interest income after provision for loan losses	1,958,422	13,856	1,361	—	1,973,639

Noninterest income	259,710	—	12,000	—	271,710

Noninterest expense	2,653,599	1,322	50,194	—	2,705,115

Net income (loss)	(435,467)	12,534	(36,833)	—	(459,766)

Total assets as of June 30, 2010	156,927,876	111,991	14,026,852	(13,459,558)	157,607,161

Six Months Ended June 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$2,669,239	$20,545	$2,702	$—	$2,692,486

Provision for loan losses	117,638	—	—	—	117,638

Net interest income after provision for loan losses	2,551,601	20,545	2,702	—	2,574,848

Noninterest income	332,494	(7,104)	12,000	—	337,390

Noninterest expense	2,709,864	107,247	59,867	—	2,876,978

Net income (loss)	174,231	(93,806)	(45,165)	—	35,260

Total assets as of June 30, 2010	159,129,216	132,482	15,709,382	(14,833,377)	160,137,703

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

Based upon actuarial calculations completed in March 2011, the Company will incur a total net periodic cost for the year ending December 31, 2011 of $57,023. The five-year projection of the net periodic cost for the Director Plan is $333,147. The Company recorded an expense of $14,256 and $28,511, respectively, for the three and six months ended June 30, 2011.

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

Note 14.      Subsequent Events

On July 7, 2011, the Company received all required bank regulatory approvals for the Interim President of the Bank, who had been serving in such capacity since April 8, 2011, to serve as President of the Bank.  Accordingly, the Interim President was appointed President of the Bank effective July 7, 2011.  He will also continue to serve as President of the Company, a position that he has held since June 14, 2011 and that followed his tenure as Interim President of the Company from April 8, 2011 to June 14, 2011.  The President of the Company and Bank, who has been employed by the Bank since 2005, will also continue to serve as Chief Credit Officer of the Bank.

The President of the Company and Bank’s annual base salary and employee benefits will not change as a result of his being named President of the Bank.  He will continue to earn the same annual base salary and have the same employee benefits that he earned and had as Interim President of the Bank and President (both on an interim and permanent basis) of the Company.  His annual base salary and employee benefits are governed by an employment agreement, dated as of January 1, 2011, with the Company and the Bank except that his annual base salary was increased to its current level effective April 8, 2011 to compensate him for his additional duties as Interim President of the Company and the Bank.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2011 and 2010 together with the audited financial statements as of and for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2011.

Summary

As of June 30, 2011, the Company had $157.6 million of total assets, $120.3 million of gross loans receivable, and $141.5 million of total deposits.  Total equity capital at June 30, 2011 was $13.8 million, and the Company’s Tier I Leverage Capital Ratio was 8.48%.

The Company had net income for the quarter ended June 30, 2011 of $177,000 (or basic and diluted income per share of $0.07), compared to net income of $17,000 (or basic and diluted income per share of $0.01) for the second quarter of 2010.  The improvement in net income recognized by the Company was largely attributable to a credit to the provision for loan losses of $77,000 for the three months ended June 30, 2011 compared to a provision for loan losses of $152,000 for the same period in 2010. The decrease in the provision for loan losses during the second quarter of 2011 compared to the same period in 2010, was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated and the return to accrual status of one commercial real estate loan, for which a specific allowance of $100,000 was reversed as the loan had performed for over one year and no allowance was considered necessary at this time.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the second quarter of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of decreases in asset volumes and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by lower rates on interest bearing liabilities;

●	Noninterest income was lower due to decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and
●
Noninterest expenses decreased due to lower salaries and benefits expense during the second quarter of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decline in professional service fees relates to expenses incurred in the second quarter of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the three months ended June 30, 2011 compared to the same period in 2010 primarily related to an increase in director fees and loan related legal fees.

The Company had a net loss for the six months ended June 30, 2011 of $460,000 (or basic and diluted loss per share of $0.17), compared to net income of $35,000 (or basic and diluted income per share of $0.01) for the same period in 2010.  The net loss sustained by the Company was largely attributable to a provision for loan losses of $666,000 for the six months ended June 30, 2011 compared to a provision for loan losses of $118,000 for the six months ended June 30, 2010. The significant increase in the provision for loan losses during the six months ended June 30, 2011 was primarily related to one construction and land loan that was severely impacted by prevailing economic conditions.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the first six months of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by increases in asset volumes (particularly growth in the size of the loan portfolio) and lower rates on interest bearing liabilities;

●	Noninterest income decreased because of recognition of a gain on the sale of an available for sale security during the first six months of 2010 with no similar gain recognized in the first six months of 2011, as well as decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and
●
Noninterest expenses decreased due to lower salaries and benefits expense during the first six months of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decline in professional service fees relates to expenses incurred in the first six months of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the six months ended June 30, 2011 compared to the same period in 2010 primarily related to an increase in director fees and loan related legal fees.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans.  The Company calculates historical loss ratios for pools of similar loans with analogous characteristics based on the proportion of actual charge-offs experienced in relation to the total population of loans in the pool.  Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of National Banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the National Banks’ loss experience and the Company’s loss experience. Beginning in the quarter ended March 31, 2011, the Company updated its historical loss factors by combining data relating to the loss experience of National Banks with assets between $100 million and $300 million for the year ended December 31, 2010 that was obtained from the FDIC, with the Company’s actual loss experience data.  As both the Company’s asset size and outstanding loan balance increased significantly during the prior year, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s previous valuation. The Company increased the weighting of its loss experience from 25% to 50%.  The additional year used in the valuation period is intended to mitigate the effects of the recent economic downturn on the valuation allowance since management does not believe the average loss experience during the recent economic downturn is indicative of losses inherent in the Company’s loan portfolio.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  The Company’s pools of similar loans include analogous risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,169,000 or 1.80% of gross loans outstanding at June 30, 2011 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2010, the allowance for loan losses was $2,787,000 or 2.18% of gross loans outstanding.  The decrease in the allowance was attributable to a $602,000 decrease in the specific component of the allowance and a $15,000 decrease in the general component of the allowance. The decrease in the specific component of the allowance was due to a decrease in specific reserves totaling $236,000 for loans charged off during 2011 that were classified as impaired at December 31, 2010 and receipt of $552,000 in principal payments for loans that were impaired at both June 30, 2011 and December 31, 2010. This decrease was partially offset by an increase in specific reserves totaling $186,000 for several loans identified as impaired during the six months ended June 30, 2011. The decrease in the general component of the reserve was due to change in the reserve factors of $77,000, partially offset by $62,000 due to a decline in loan volume. In addition, the Company had charge-offs of $1,054,000 for loans that were not impaired at December 31, 2010, which were adequately provided for during the six months ended June 30, 2011. The charge-offs during the first six months of 2011 primarily relate to one commercial loan secured by real estate that was severely impacted by current economic conditions.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The table below details the changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision for loan losses	666,060	117,638
Recoveries of loans previously charged-off:
Commercial	4,104	—
Consumer	2,156	1,137
Total recoveries	6,260	1,137
Loans charged-off:
Real Estate	(134,699)	—
Commercial loans secured by real estate	(1,146,198)	(84,387)
Consumer	(9,115)	(4,412)
Total charge-offs	(1,290,012)	(88,799)
Balance at end of period	$2,168,949	$2,798,543

Net charge-offs to average loans	(1.03)%	(0.07)%

Non Performing Assets and Potential Problem Loans

The following table represents nonperforming assets and potential problem loans at June 30, 2011 and December 31, 2010:

Non-accrual loans:	2011	2010
Commercial loans secured by real estate	$2,324,322	$4,133,219
Commercial	1,321,719	1,291,744
Construction and land	1,500,000	—
Residential mortgages	761,984	711,604
Total non-accrual loans	5,908,025	6,136,567

Troubled debt restructured loan :
(not already included in non-accrual loans above) Commercial	—	280,482

Foreclosed assets:
Commercial	1,066,967	127,453
Total non-performing assets	$6,974,992	$6,544,502

Ratio of non-performing assets to:
Total loans and foreclosed assets	5.85%	5.24%
Total assets	4.43%	4.29%
Accruing past due loans:
30 to 89 days past due	$2,620,684	$1,649,941
90 or more days past due	527,824	205,262
Total accruing past due loans	$3,148,508	$1,855,203

Ratio of accruing past due loans to total net loans:
30 to 89 days past due	2.22%	1.32%
90 or more days past due	0.45%	0.16%
Total accruing past due loans	2.66%	1.48%

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

Comparison of Financial Condition as of June 30, 2011 versus December 31, 2010

General

The Company’s total assets were $157.6 million at June 30, 2011, an increase of $5.2 million over total assets of $152.4 million at December 31, 2010. The Bank’s net loans receivable decreased to $118.2 million at June 30, 2011 from $124.9 million at December 31, 2010, and cash and cash equivalents, including short term investments, increased to $30.5 million as of June 30, 2011 from $20.8 million as of December 31, 2010.  Total deposits increased to $141.5 million as of June 30, 2011 from $135.8 million as of December 31, 2010. The increase in deposit liabilities combined with decreases in net loans receivable funded the growth in cash and cash equivalents during the six months ended June 30, 2011.

Short-term investments

Short-term investments, consisting of money market investments of $8.6 million at June 30, 2011 were unchanged from December 31, 2010.

Investments

Available for sale securities, consisting of U.S. Treasury Bills, were $3.2 million at June 30, 2011, compared to a balance of $1.7 million as of December 31, 2010. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $1.5 million increase in available for sale securities was in response to an increase in pledge requirements at June 30, 2011. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans

Interest income on loans is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The Company’s net loan portfolio was $118.2 million at June 30, 2011 versus $124.9 million at December 31, 2010, a decrease of $6.7 million.  The Company attributes the decline in loan balances during the first six months of 2011 to charge-offs of loan balances as well as decline in loan demand. The Bank’s loans have been made to small to medium-sized businesses, primarily in the New Haven, Connecticut market area.  There are no other significant loan concentrations in the loan portfolio.

Allowance for loan losses

The following represents the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision for loan losses	666,060	117,638
Recoveries of loans previously charged-off:
Commercial	4,104	—
Consumer	2,156	1,137
Total recoveries	6,260	1,137
Loans charged-off:
Real Estate	(134,699)	—
Commercial loans secured by real estate	(1,146,198)	(84,387)
Consumer	(9,115)	(4,412)
Total charge-offs	(1,290,012)	(88,799)
Balance at end of period	$2,168,949	$2,798,543

Net charge-offs to average loans	(1.03)%	(0.07)%

Deposits

Total deposits were $141.5 million at June 30, 2011, an increase of $5.7 million (4.2%) in comparison to total deposits of $135.8 million at December 31, 2010. Non-interest bearing deposits were $27.0 million at June 30, 2011, a decrease of $3.0 million (10.0%) from $30.0 million at December 31, 2010. Total interest bearing checking, money market and savings deposits increased $6.0 million or 13.3% to $51.0 million at June 30, 2011 from $45.0 million at December 31, 2010.  Time deposits increased to $63.6 million at June 30, 2011 from $60.9 million at December 31, 2010, a $2.7 million or 4.4% increase. Included in time deposits at June 30, 2011 and December 31, 2010 were $11.8 million and $10.7 million, respectively, in brokered deposits. This included the Company’s placement of $4.5 million and $2.2 million, respectively, in customer deposits; and purchase of $2.2 million and $3.3 million, respectively, in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

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

Other

Repurchase agreement balances totaled $452,000 at June 30, 2011 as compared to $395,000 at December 31, 2010.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three months and six months ended June 30, 2011 and 2010

General

The Company had net income for the quarter ended June 30, 2011 of $177,000 (or basic and diluted income per share of $0.07), compared to net income of $17,000 (or basic and diluted income per share of $0.01) for the second quarter of 2010.  The improvement in net income recognized by the Company was largely attributable to a credit to the provision for loan losses of $77,000 for the three months ended June 30, 2011 compared to a provision for loan losses of $152,000 for the same period in 2010. The decrease in the provision for loan losses during the second quarter of 2011 compared to the same period in 2010 was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated and the return to accrual status of one commercial real estate loan.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the second quarter of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of decreases in asset volumes and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by lower rates on interest bearing liabilities;

●	Noninterest income was lower due to decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses decreased due to lower salaries and benefits expense during the second quarter of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decline in professional service fees relates to expenses incurred in the second quarter of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on

November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the three months ended June 30, 2011 compared to the same period in 2010 primarily related to an increase in loan related legal fees and director fees.

The Company had a net loss for the six months ended June 30, 2011 of $460,000 (or basic and diluted loss per share of $0.17), compared to net income of $35,000 (or basic and diluted income per share of $0.01) for the same period in 2010.  The loss sustained by the Company was largely attributable to a provision for loan losses of $666,000 for the six months ended June 30, 2011 compared to a provision for loan losses of $118,000 for the six months ended June 30, 2010. The significant increase in the provision for loan losses during the six months ended June 30, 2011, compared to the prior year was primarily related to the charge-off of one commercial loan secured by real estate that was severely impacted by prevailing economic conditions.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the first six months of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by increases in asset volumes (particularly growth in the size of the loan portfolio) and lower rates on interest bearing liabilities;

●
Noninterest income decreased because of recognition of a gain on the sale of an available for sale security during the first six months of 2010 with no similar gain recognized in the first six months of 2011, as well as decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses decreased due to lower salaries and benefits expense during the first six months of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decline in professional service fees relates to expenses incurred in the first six months of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the six months ended June 30, 2011 compared to the same period in 2010 primarily related to an increase in loan related legal fees and director fees.

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

For the quarter ended June 30, 2011, net interest income was $1,307,000 versus $1,393,000 for the same period in 2010. The $85,000 or 6.1% decrease was the result of a $63,000 decrease in interest income and a $22,000 increase in interest expense.  This net decrease was primarily the result of decreased asset volumes, as well as lower yields on interest earning assets and increases in average balances on interest bearing liabilities, partially offset by favorable changes in rates on interest bearing liabilities.

The Company’s average total interest earning assets were $134.7 million during the quarter ended June 30, 2011 compared to $134.8 million for the same period in 2010, a slight decrease of $100,000 or 0.1%. The slight decrease in average interest earning assets of $100,000 during the quarter ended June 30, 2011 was comprised of decreases in average balances of short-term and other investments of $1.3 million and investments of $1.1 million, which were partially offset by increases in average balances of loans of $2.5 million.

The yield on average interest earning assets for the quarter ended June 30, 2011 was 5.45% compared to 5.64% for the same period in 2010, a decrease of 19 basis points.  The decrease in the yield on average earning assets was attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment, as well as an increase in non-performing loans.

The combined effects of the $100,000 decrease in average balances of interest earning assets and the 19 basis point decrease in yield on average interest earning assets resulted in the $63,000 decline in interest income for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

The average balance of the Company’s interest bearing liabilities was $118.6 million during the quarter ended June 30, 2011 compared to $100.6 million for the quarter ended June 30, 2010, an increase of $18.1 million or 18.0%. The cost of average interest bearing liabilities decreased 23 basis points to 1.77% for the quarter ended June 30, 2011 compared to 2.00% for the same period in 2010, which was primarily due to a general decrease in market interest rates.

The combined effects of the $18.1 million increase in average balances of interest bearing liabilities and the 23 basis point decrease in cost of average interest bearing liabilities resulted in the $22,000 increase in interest expense for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

For the six months ended June 30, 2011, net interest income was $2,640,000 versus $2,693,000 for the same period in 2010. The $53,000 or 2.0% decrease was the result of a $55,000 increase in interest expense partially offset by a $2,000 increase in interest income.  This net decrease was primarily the result of lower yields on interest earning assets and increases in average balances of interest bearing liabilities, partially offset by increased asset volumes (particularly growth in the loan portfolio), as well as favorable changes in rates on interest bearing liabilities.

The Company’s average total interest earning assets were $136.5 million during the six months ended June 30, 2011 compared to $132.2 million for the same period in 2010, an increase of $4.3 million or 3.3%. The increase in average interest earning assets of $4.3 million during the six months ended June 30, 2011 was comprised of increases in average balances of loans of $7.0 million, partially offset by decreases in average balances of short-term and other investments of $2.1 million and investments of $600,000.

The yield on average interest earning assets for the six months ended June 30, 2011 was 5.42% compared to 5.59% for the same period in 2010, a decrease of 17 basis points.  The decrease in the yield on average earning assets was attributable to lower yields on the Bank’s loan portfolio and short-term and other investments because of the lower interest rate environment.

The combined effects of the $4.3 million increase in average balances of interest earning assets and the 17 basis point decrease in yield on average interest earning assets resulted in the $2,000 increase in interest income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The average balance of the Company’s interest bearing liabilities was $115.2 million during the six months ended June 30, 2011 compared to $95.3 million for the six months ended June 30, 2010, an increase of $19.9 million or 20.9%. The cost of average interest bearing liabilities decreased 26 basis points to 1.80% for the six months ended June 30, 2011 compared to 2.06% for the same period in 2010, which was primarily due to a general decrease in market interest rates.

The combined effects of the $19.9 million increase in average balances of interest bearing liabilities and the 26 basis point decrease in cost of average interest bearing liabilities resulted in the $55,000 increase in interest expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the three  months ended June 30, 2011 and 2010.

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential
	2011			2010

		Interest			Interest		Increases	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1) (2)	$123,077	$1,805	5.88%	$120,625	$1,874	6.23%	$(69)	$2,452
Short-term and other investments	8,942	27	1.21%	10,319	19	0.74%	8	(1,377)
Investments	2,723	—	0.00%	3,866	2	0.21%	(2)	(1,143)
Total interest earning assets	134,742	1,832	5.45%	134,810	1,895	5.64%	(63)	(68)

Cash and due from banks	26,005			6,857				19,148
Premises and equipment, net	2,124			2,391				(267)
Allowance for loan losses	(2,574)			(2,779)				205
Other	2,716			2,755				(39)
Total assets	$163,013			$144,034				$18,979
Interest bearing liabilities
Time certificates	$67,329	352	2.10%	$59,750	356	2.39%	(4)	$7,579
Savings deposits	2,742	4	0.59%	2,349	4	0.68%	—	393
Money market / checking deposits	46,101	125	1.09%	34,750	95	1.10%	30	11,351
Capital lease obligations	1,167	43	14.78%	1,173	44	15.05%	(1)	(6)
Repurchase agreements	1,307	—	0.00%	2,537	3	0.47%	(3)	(1,230)
Total interest bearing liabilities	118,646	524	1.77%	100,559	502	2.00%	22	18,087

Non-interest bearing deposits	29,703			26,877				2,826
Accrued expenses and other liabilities	887			858				29
Shareholder’s equity	13,777			15,740				(1,963)
Total liabilities and equity	$163,013			$144,034				$18,979
Net interest income		$1,308			$1,393		$(85)

Interest spread			3.68%			3.64%
Interest margin			3.89%			4.14%

(1) Includes nonaccruing loans.

(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2011 and 2010 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	June 30, 2011 vs 2010
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$38	$(107)	$(69)
Short-term and other investments	(3)	11	8
Investments	(1)	(1)	(2)
Total interest earning assets	34	(97)	(63)

Interest bearing liabilities
Time certificates	42	(46)	(4)
Savings deposits	1	(1)	—
Money market / checking deposits	31	(1)	30
Capital lease obligations	—	(1)	(1)
Repurchase agreements	(2)	(1)	(3)
Total interest bearing liabilities	72	(50)	22
Net interest income	$(38)	$(47)	$(85)

The decrease in net interest income during the second quarter of 2011 reflects a slight decrease in total average interest earning asset balances to $134.7 million for the three months ended June 30, 2011 when compared to the same period of 2010; as well as a $18.1 million increase in average interest bearing liabilities to $118.7 million in the second quarter of 2011 from $100.6 million in the second quarter of 2010; and a decrease in the yields on earning assets to 5.45% for the three months ended June 30, 2011 from 5.64% in the same period of 2010.  The combined effect of these unfavorable changes were partially offset by a decrease in rates on interest bearing liabilities to 1.77% for the three months ended June 30, 2011 from 2.00% for the same period in 2010. Overall, the decrease in net interest income attributed to volume changes was $38,000 and to interest rate changes was $47,000. Interest income from interest earning assets in the second quarter of 2011 compared to the same period in 2010 decreased by $63,000 because of the combined effect of a $97,000 decrease due to a decline in interest rates, partially offset by a $34,000 increase due to volume considerations.  Variances in the cost of interest bearing liabilities during the three months ended June 30, 2011 in comparison to the same period in 2010 were due to increased volume considerations of $72,000, partially offset by decreased rate considerations of $50,000.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the six months ended June 30, 2011 and 2010.

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential
	2011			2010

		Interest			Interest		Increases	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1)(2)	$124,913	$3,623	5.85%	$117,918	$3,615	6.18%	$8	$6,995
Short-term and other investments	8,924	45	1.02%	10,985	42	0.77%	3	(2,061)
Investments	2,667	—	0.00%	3,295	9	0.55%	(9)	(628)
Total interest earning assets	136,504	3,668	5.42%	132,198	3,666	5.59%	2	4,306
Cash and due from banks	21,532			5,343				16,189
Premises and equipment, net	2,155			2,425				(270)
Allowance for loan losses	(2,896)			(2,777)				(119)
Other	2,720			2,761				(41)
Total assets	$160,015			$139,950				$20,065
Interest bearing liabilities
Time certificates	$65,052	683	2.12%	$55,690	687	2.49%	(4)	$9,362
Savings deposits	2,711	9	0.67%	2,362	8	0.68%	1	349
Money market / checking deposits	45,053	249	1.11%	34,146	186	1.10%	63	10,907
Capital lease obligations	1,167	86	14.86%	1,174	87	14.94%	(1)	(7)
Repurchase agreements	1,234	1	0.16%	1,944	5	0.52%	(4)	(710)
Total interest bearing liabilities	115,217	1,028	1.80%	95,316	973	2.06%	55	19,901
Non-interest bearing deposits	29,856			27,990				1,866
Accrued expenses and other liabilities	765			901				(136)
Shareholder’s equity	14,177			15,743				(1,566)
Total liabilities and equity	$160,015			$139,950				$20,065
Net interest income		$2,640			$2,693		$(53)

Interest spread			3.62%			3.53%
Interest margin			3.90%			4.11%

(1) Average balance includes nonaccruing loans.

(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the six months ended June 30, 2011 and 2010 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2011 vs 2010
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$207	$(199)	$8
Short-term and other investments	(7)	10	3
Investments	(2)	(7)	(9)
Total interest earning assets	198	(196)	2

Interest bearing liabilities
Time certificates	107	(111)	(4)
Savings deposits	1	—	1
Money market / checking deposits	57	6	63
Capital lease obligations	—	(1)	(1)
Repurchase agreements	(2)	(2)	(4)
Total interest bearing liabilities	163	(108)	55
Net interest income	$35	$(88)	$(53)

The decrease in net interest income during the first six months of 2011 reflects the $19.9 million increase in average interest bearing liabilities to $115.2 million in the first six months of 2011 from $95.3 million in the first six months of 2010, as well as a decrease in the yields on earning assets to 5.42% for the six months ended June 30, 2011 from 5.59% in the same period of 2010. The combined effect of these unfavorable changes were partially offset by a $4.3 million increase in total average interest earning asset balances to $136.5 million during the first six months of 2011 and a decrease in rates on interest bearing liabilities to 1.80% for the six months ended June 30, 2011 from 2.06% for the same period in 2010. Overall, the decrease in net interest income attributed to interest rate changes was $88,000, partially offset by volume changes of $35,000. Interest income of $3.7 million from interest earning assets in the first six months of 2011 increased by $2,000 when compared to the corresponding period of 2010 because of the combined effect of a $198,000 increase due to volume considerations, partially offset by a $196,000 decrease due to a decline in interest rates.  Variances in the cost of interest bearing liabilities during the six months ended June 30, 2011 in comparison to the same period in 2010 were due to increased volume considerations of $163,000, partially offset by decreased rate considerations of $108,000.

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

Provision for Loan Losses

The Bank’s (credit to) provision for loan losses was ($77,000) and $666,000 for the three months and six months ended June 30, 2011, respectively, as compared to a provision for loan losses of $152,000 and $118,000, respectively, for the same periods in 2010.

 The decrease in the provision for loan losses during the second quarter of 2011 when compared to the same period in 2010 was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated and the return to accrual status of one commercial real estate loan. The significant increase in the provision for loan losses during the six months ended June 30, 2011 when compared to the same period in the prior year was primarily related to the charge-off of one commercial loan secured by real estate that was severely impacted by prevailing economic conditions.

Noninterest Income

Total noninterest income was $136,000 for the three months ended June 30, 2011 versus $153,000 for the same period in 2010. Service charges and fees decreased $10,000 due to changes in business practices of customers of the Bank during the second quarter of 2011 as compared to the same period in 2010. Other noninterest income decreased $7,000 to $29,000 for the three months ended June 30, 2011 from $36,000 in the same period in 2010.

Total noninterest income was $272,000 for the six months ended June 30, 2011 versus $337,000 for the same period in 2010. Noninterest income for the six months ended June 30, 2010 included a $29,000 gain on the sale of an available for sale security. There was no such gain in the first six months of 2011. Service charges and fees decreased $27,000 due to changes in business practices of customers of the Bank during the first six months of 2011 as compared to the same period in 2010. Other noninterest income decreased $9,000 to $64,000 for the six months ended June 30, 2011 from $73,000 in the same period in 2010.

Noninterest Expense

Total noninterest expense was $1,344,000 for the three months ended June 30, 2011 compared with $1,377,000 for the same period in 2010, a decrease of $33,000 or 2.3%.

Salaries and benefits expense declined $62,000 to $680,000 for the three months ended June 30, 2011 compared to $742,000 for the same period in 2010. The decrease was primarily due to a reduction in staffing levels for SCB Capital, Inc. and the departure of the former President of the Company and the Bank in the second quarter of 2011.

Professional services expense decreased by $92,000 to $56,000 for the three months ended June 30, 2011 from $148,000 for the same period in 2010.  The professional services expense for the quarter ended June 30, 2010 included legal and accounting fees related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Other operating expenses increased by $96,000 to $279,000 for the three months ended June 30, 2011 when compared to the same period in 2010. The increase included a $29,000 increase in director fees related to retirement benefits associated with the Bank of Southern Connecticut Director Retirement Plan adopted March 3, 2011 and an annual stipend of $15,000 payable to each director of the Bank effective January 1, 2011. Other operating expenses were also influenced by a $33,000 increase in legal fees related to loan collections, waived service charges of $15,000 and other miscellaneous adjustments totaling $19,000.

Total noninterest expense was $2,705,000 for the six months ended June 30, 2011 compared with $2,877,000 for the same period in 2010, a decrease of $172,000 or 5.9%.

Salaries and benefits expense declined $139,000 to $1,380,000 for the six months ended June 30, 2011 compared to $1,519,000 for the same period in 2010. The decrease was primarily due to a reduction in staffing levels for SCB Capital, Inc. and savings attributable to the departure of the former President of the Company and the Bank in April 2011.

Professional services expense for the six months ended June 30, 2011 decreased by $234,000 to $174,000 from $408,000 for the same period in 2010.  The professional services expense for the six months ended June 30, 2010 included legal and accounting fees related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Other operating expenses increased by $172,000 to $486,000 for the six months ended June 30, 2011 compared to the same period in 2010. The increase included a $66,000 increase in director fees primarily related to retirement benefits associated with the Bank of Southern Connecticut Director Retirement Plan adopted March 3, 2011 and an annual stipend of $15,000 payable to each director of the Bank effective January 1, 2011. Other operating expenses were also influenced by a $52,000 increase in legal fees related to loan collections, waived service charges of $25,000 and other miscellaneous adjustments totaling $29,000.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of June 30, 2011 and December 31, 2010 consisted of liquid assets totaling $33.9 million and $22.7 million, respectively.  This represented 21.5% and 14.9% of total assets at June 30, 2011 and December 31, 2010, respectively.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The Company’s and Bank’s actual capital amounts and ratios at June 30, 2011 and December 31, 2010 were as follows:

The Company’s actual capital amounts and ratios at June 30, 2011 and December 31, 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,435	12.03%	$10,264	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	13,824	10.77%	5,132	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	13,824	8.48%	6,521	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,971	11.91%	$10,730	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14,281	10.65%	5,365	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	14,281	9.00%	6,344	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios at June 30, 2011 and December 31, 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,576	11.42%	$10,209	8.00%	$12,761	10.00%
Tier 1 Capital to Risk-Weighted Assets	12,970	10.16%	5,104	4.00%	7,657	6.00%
Tier 1 (Leverage) Capital to Average Assets	12,970	8.00%	6,486	4.00%	8,107	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,914	11.20%	$10,657	8.00%	$13,321	10.00%
Tier 1 Capital to Risk-Weighted Assets	13,235	9.94%	5,329	4.00%	7,993	6.00%
Tier 1 (Leverage) Capital to Average Assets	13,235	8.39%	6,308	4.00%	7,885	5.00%

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

Factors Affecting Future Results

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report on Form 10-Q may include forward-looking statements which reflect our current views with respect to future events and financial performance.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.  All forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock.  These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the impact of recently enacted federal legislation and the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors which are larger than the Company to provide products and services which are impractical for the Company to provide, (7) the volatility of quarterly earnings, due in part to the variation in the number, dollar volume and profit realized from SBA guaranteed loan participation sales in different quarters, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) the concentration of the Company’s business in southern and southeastern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business not historically permitted to it.  Other such factors may be described in other filings made by the Company with the SEC.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s President and Chief Credit  Officer, Chief Financial Officer, and Chief Accounting Officer as of the end of the period covered by this report, the Company’s President and Chief Credit Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 6, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification by President and Chief Credit Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by President and Chief Credit Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

101.INS	XBRL Instance Document* (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document* (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* (filed herewith)

101.DEF	Taxonomy Extension Definitions Linkbase Document* (filed herewith)

*
As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

By: /s/ Sunil Pallan
Name: Sunil Pallan
Date: August 16, 2011	Title: President & Chief Credit Officer

By: /s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: August 16, 2011	Title: Senior Vice President & Chief Financial Officer

By: /s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: August 16, 2011	Title: Vice President & Chief Accounting Officer