Form 10-Q
period 2011-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2011-11-14
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2011
Common Stock, $.01 par value per share	2,697,902 shares

Table of Contents
Part I – Financial Information

Item 1. Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010

ASSETS	2011	2010
Cash and due from banks	$23,563,506	$12,194,212
Short term investments	7,956,793	8,643,548
Cash and cash equivalents	31,520,299	20,837,760

Interest bearing certificates of deposit	99,371	99,426
Available for sale securities (at fair value)	3,249,923	1,749,726
Federal Home Loan Bank stock	66,100	66,100
Loans receivable
Loans receivable	119,846,815	127,643,681
Allowance for loan losses	(2,298,838)	(2,786,641)
Loans receivable, net	117,547,977	124,857,040
Accrued interest receivable	444,582	504,706
Premises and equipment	2,033,639	2,214,232
Other real estate owned	360,878	127,453
Other assets held for sale	372,758	372,758
Other assets	2,241,517	1,625,354
Total assets	$157,937,044	$152,454,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$27,827,904	$29,970,070
Interest bearing deposits	114,605,905	105,851,389
Total deposits	142,433,809	135,821,459

Repurchase agreements	129,684	395,410
Capital lease obligations	1,163,763	1,168,954
Accrued expenses and other liabilities	636,698	787,356
Total liabilities	144,363,954	138,173,179

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value; shares authorized: 500,000; none issued	—	—
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2011 2,697,902; 2010 2,696,902	26,979	26,969
Additional paid-in capital	22,569,489	22,567,146
Accumulated deficit	(9,023,301)	(8,312,465)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	(77)	(274)
Total shareholders’ equity	13,573,090	14,281,376

Total liabilities and shareholders’ equity	$157,937,044	$152,454,555

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest Income:
Interest and fees on loans	$1,761,112	$1,946,695	$5,383,869	$5,561,488
Interest on securities	72	1,996	274	10,998
Interest on Federal funds sold and short-term and other investments	24,384	25,332	68,882	67,082
Total interest income	1,785,568	1,974,023	5,453,025	5,639,568

Interest Expense:
Interest expense on deposits	466,458	498,121	1,407,319	1,378,956
Interest expense on capital lease obligations	42,737	43,550	129,144	130,968
Interest expense on repurchase agreements and other borrowings	181	483	670	5,288
Total interest expense	509,376	542,154	1,537,133	1,515,212

Net interest income	1,276,192	1,431,869	3,915,892	4,124,356

Provision for loan losses	373,152	106,450	1,039,212	224,088

Net interest income after provision for loan losses	903,040	1,325,419	2,876,680	3,900,268

Noninterest Income:
Service charges and fees	108,089	100,307	315,839	335,355
Gain on sales of available for sale securities	—	—	—	28,979
Other noninterest income	42,437	35,242	106,398	108,604
Total noninterest income	150,526	135,549	422,237	472,938

Noninterest Expenses:
Salaries and benefits	596,944	743,292	1,976,617	2,262,303
Occupancy and equipment	158,615	165,886	501,084	492,560
Professional services	108,311	156,392	281,874	564,286
Data processing and other outside services	98,077	108,432	304,084	308,576
FDIC Insurance	65,609	60,179	182,973	169,543
Loss on sale of other real estate owned	51,141	—	51,141	—
Other operating expenses	225,939	200,116	711,980	514,007
Total noninterest expenses	1,304,636	1,434,297	4,009,753	4,311,275

Net (loss) income	$(251,070)	$26,671	$(710,836)	$61,931

Basic (loss) income per share	$(0.09)	$0.01	$(0.26)	$0.02
Diluted (loss) income per share	$(0.09)	$0.01	$(0.26)	$0.02

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011 and 2010

					Accumulated
	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	$(6,942,727)	$(11,796)	$15,632,536

Comprehensive income:
Net income	—	—	—	61,931	—	61,931
Unrealized holding gain on available for sale securities	—	—	—	—	11,696	11,696
Total comprehensive income						73,627

Restricted stock compensation	1,000	10	5,283	—	—	5,293

Balance, September 30, 2010	2,696,902	$26,969	$22,565,383	$(6,880,796)	$(100)	$15,711,456

Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376
Comprehensive loss:
Net loss	—	—	—	(710,836)	—	(710,836)
Unrealized holding gain on available for sale securities	—	—	—	—	197	197
Total comprehensive loss						(710,639)

Restricted stock compensation	1,000	10	2,343		—	2,353

Balance, September 30, 2011	2,697,902	$26,979	$22,569,489	$(9,023,301)	$(77)	$13,573,090

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010
Cash Flows From Operations
Net (loss) income	$(710,836)	$61,931
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(7)	18,034
Provision for loan losses	1,039,212	224,088
Write-down of other real estate owned	10,000	—
Share based compensation	2,353	5,293
Gain on sale of available for sale securities	—	(28,979)
Loss on sale of other real estate owned	51,141	—
Depreciation and amortization	199,273	209,315
Increase in cash surrender value of life insurance	(30,306)	(30,510)
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	1,857	(10,514)
Decrease (increase) in accrued interest receivable	60,124	(116,365)
Increase in other assets	(25,962)	(61,784)
Decrease in accrued expenses and other liabilities	(150,658)	(200,457)
Net cash provided by operating activities	446,191	70,052

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	55	247,987
Purchases of available for sale securities	(21,649,993)	(55,664,463)
Principal repayments on available for sale securities	—	73,521
Proceeds from the sales of available for sale securities	—	2,150,625
Proceeds from maturities / calls of available for sale securities	20,150,000	52,651,000
Net decrease (increase) in loans receivable	5,283,049	(18,508,142)
Purchases of premises and equipment	(18,680)	(6,054)
Proceeds from the sale of other real estate owned	137,859	—
Capitalized costs related to other real estate owned	(7,375)	—
Net cash provided by (used in) investing activities	3,894,915	(19,055,526)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	6,023,607	4,759,136
Net increase in certificates of deposit	588,743	15,973,059
Net (decrease) increase in repurchase agreements	(265,726)	158,975
Principal repayments on capital lease obligations	(5,191)	(4,669)
Net cash provided by financing activities	6,341,433	20,886,501

Net increase in cash and cash equivalents	10,682,539	1,901,027
Cash and cash equivalents
Beginning	20,837,760	17,924,638

Ending	$31,520,299	$19,825,665

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,520,210	$1,464,639

Income taxes	$750	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$858,550	$124,953
Transfer of loans receivable to other assets	$559,895	$—

Financing of sale of other real estate owned	$433,500	$—

Unrealized holding gains on available for sale securities arising during the period	$197	$11,696

See Notes to Consolidated Financial Statements

Southern Connecticut Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.    Nature of Operations

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company primarily for a community-based commercial bank serving principally New Haven County (the “Greater New Haven Market”). The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital, Inc. The Company and its subsidiaries focus on meeting the financial services needs of consumers and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market.

The Bank operates branches at four locations in the Greater New Haven Market, including downtown New Haven, the Amity/Westville section of New Haven, Branford and North Haven. The Bank’s branches have a consistent, attractive appearance. Each location has an open lobby, comfortable waiting area, offices for the branch manager and a loan officer, and a conference room. The design of the branches complements the business development strategy of the Bank, affording an appropriate space to deliver personalized banking services in professional, confidential surroundings.

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

SCB Capital, Inc. operated under the name “Evergreen Financial Services” (“Evergreen”) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operation of SCB Capital, Inc. However, the Company is expected to continue to offer mortgage brokerage services through the Bank.

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

Note 2.    Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the year as a whole. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2010, filed with the Securities and Exchange Commission on Form 10-K on March 28, 2011.

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in Accounting Standards Codification Section 310-40 Receivables: Troubled Debt Restructurings by Creditors. This ASU indicates that creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-02 for the Company was the quarter ended September 30, 2011. The Company adopted the methodologies prescribed by this ASU for the quarter ended September 30, 2011 and applied the guidance retrospectively to the beginning of 2011. Adoption of this guidance did not have a material effect on the Company’s financial statements.

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: (1) the borrower is experiencing documented financial difficulty and (2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Bank does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. The Company’s workout committee continues to monitor the modified loan and if a re-default occurs, the loan is classified as a re-defaulted TDR and collection is pursued through liquidation of collateral, from guarantors, if any, or through other legal action.

Note 3.    Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,250,000	$—	$(77)	$3,249,923

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,750,000	$—	$(274)	$1,749,726

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,249,923	$77	$—	$—	$3,249,923	$77

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency obligations	$1,749,726	$274	$—	$—	$1,749,726	$274

At September 30, 2011 and December 31, 2010, the Company had three and one available for sale securities, respectively, in an unrealized loss position.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

The amortized cost and fair value of available for sale debt securities at September 30, 2011 by contractual maturity are presented below.

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$3,250,000	$3,249,923

Note 4.   Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at September 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Commercial loans secured by real estate	$69,918,583	$74,383,181
Commercial	34,026,166	38,098,772
Residential mortgages	12,885,534	12,325,065
Construction and land	2,792,853	2,639,856
Consumer	361,714	332,985
Total loans	119,984,850	127,779,859
Net deferred loan fees	(138,035)	(136,178)
Allowance for loan losses	(2,298,838)	(2,786,641)
Loans receivable, net	$117,547,977	$124,857,040

The changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision for loan losses	1,039,212	224,088
Recoveries of loans previously charged-off:
Commercial	4,104	—
Consumer	2,301	3,705
Total recoveries	6,405	3,705
Loans charged-off:
Commercial	(138,778)	—
Commercial loans secured by real estate	(1,344,057)	(84,387)
Residential mortgages	(40,910)	—
Consumer	(9,675)	(4,412)
Total charge-offs	(1,533,420)	(88,799)
Balance at end of period	$2,298,838	$2,907,561

Net charge-offs to average loans	(1.24)%	(0.07)%

At September 30, 2011 and December 31, 2010, the unpaid principal balances of loans placed on nonaccrual status were $5,339,104 and $6,136,567, respectively. At September 30, 2011, two commercial real estate loans with an aggregate principal balance of $1,327,795 were considered to be troubled debt restructurings. There are no further commitments to lend funds to these borrowers. Loans contractually past due 90 days or more and still accruing interest amounted to $969,329 and $205,262 at September 30, 2011 and December 31, 2010, respectively as these loans were considered by management to be well secured and in the process of collection.

The following information relates to impaired loans as of September 30, 2011 and December 31, 2010:

	2011	2010
Impaired loans for which there is a specific allowance	$1,298,039	$4,585,020

Impaired loans for which there is no specific allowance	$4,157,694	$1,952,375

Allowance for loan losses related to impaired loans	$556,044	$1,212,595

Average recorded investment in impaired loans	$6,347,923	$6,733,378

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

Loan Origination/Risk Management. Management and the Board of Directors have adopted policies and procedures which dictate the guidelines for all loan originations for the Company. All loan originations are either approved by the Board of Directors or by a management committee comprised of the President, the Chief Credit Officer and the Chief Financial Officer of the Company. Any loans approved by the latter are reviewed and ratified by the Board of Directors.

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

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company requires the borrower to have a proven record of success, and typically requires a personal guarantee from all of the principals of the project. Construction loans are underwritten utilizing independent appraisal reviews, lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project.

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

Nonaccrual loans segregated by class of loans as of September 30, 2011 and December 31, 2010 were as follows:

	2011	2010
Commercial loans secured by real estate	$1,699,685	$4,133,219
Commercial	1,379,601	1,291,744
Construction and land	1,500,000	—
Residential mortgages	759,818	711,604
	$5,339,104	$6,136,567

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$319,645	$1,699,686	$2,019,331	$67,899,252	$69,918,583	$—
Commercial	454,908	1,958,369	2,413,277	31,612,889	34,026,166	578,768
Residential mortgages	—	1,098,420	1,098,420	11,787,114	12,885,534	338,602
Construction and land	—	1,500,000	1,500,000	1,292,853	2,792,853	—
Consumer	21,460	51,959	73,419	288,295	361,714	51,959
	$796,013	$6,308,434	$7,104,447	$112,880,403	$119,984,850	$969,329

December 31, 2010	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,431,575	$4,133,220	$5,564,795	$68,818,386	$74,383,181	$—
Commercial	218,366	1,433,299	1,651,665	36,447,107	38,098,772	141,555
Residential mortgages	—	711,604	711,604	11,613,461	12,325,065	—
Construction and land	—	—	—	2,639,856	2,639,856	—
Consumer	—	63,707	63,707	269,278	332,985	63,707
	$1,649,941	$6,341,830	$7,991,771	$119,788,088	$127,779,859	$205,262

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

The following information relates to impaired loans as of and for the nine months ended September 30, 2011 and as of and for the year ended December 31, 2010:

September 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$1,849,838	$1,452,303	$364,010	$1,816,313	$190,469	$3,039,291	$94,238
Commercial	1,379,602	1,054,229	325,373	1,379,602	223,651	1,450,042	9,807
Construction and land	1,500,000	1,500,000	—	1,500,000	—	1,125,000	—
Residential mortgages	759,818	151,162	608,656	759,818	141,924	733,590	16,674
Total	$5,489,258	$4,157,694	$1,298,039	$5,455,733	$556,044	$6,347,923	$120,719

December 31, 2010
Commercial loans secured by real estate	$4,249,974	$358,523	$3,891,451	$4,249,974	$895,894	$4,330,949	$46,033
Commercial	1,711,082	1,439,538	136,279	1,575,817	124,576	1,772,079	26,904
Residential mortgages	711,604	154,314	557,290	711,604	192,125	630,350	27,808
Total	$6,672,660	$1,952,375	$4,585,020	$6,537,395	$1,212,595	$6,733,378	$100,745

Troubled Debt Restructurings. A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: (1) the borrower is experiencing documented financial difficulty and (2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Bank does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. The Company’s workout committee continues to monitor the modified loan and if a re-default occurs, the loan is classified as a re-defaulted TDR and collection is pursued through liquidation of collateral, from guarantors, if any, or through other legal action.

The Bank places all TDRs on nonaccrual status. At September 30, 2011, all of the Bank’s TDRs were on nonaccrual status. All TDRs were reported as impaired loans at September 30, 2011. TDRs continue as nonaccrual loans until they have performed under the revised terms of the modified loan agreement for a minimum of six months. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At September 30, 2011, all TDRs have been performing in accordance with the restructured terms.

Impairment analysis is performed on a loan by loan basis for all modified commercial loans, residential mortgages and consumer loans that are deemed to be TDRs, and specific reserves are established as appropriate. Commercial loans include loans categorized as commercial loans secured by real estate, commercial loans, and construction and land loans. Impairment is measured by the present value of expected future cash flows discounted at the loan’s effective interest rate. The original contractual interest rate for the loan is used as the discount rate for fixed rate loan modifications. The current rate is used as the discount rate when the loan’s interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

The recorded investment balance of TDRs, net of charge-offs, was $1,328,000 at September 30, 2011. At September 30, 2011, there was no allowance for loan losses included in the specific reserves related to TDRs. For the three and nine months ended September 30, 2011, the Bank charged off $33,500 for the portion of TDRs deemed to be uncollectible. There were no additional funds committed to borrowers in TDR status at September 30, 2011.

The Bank had no loans modified as a TDR during the three months ended September 30, 2011. The following table provides information on loans modified as TDRs during the nine months ended September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Commercial loans secured by real estate	2	$2,073,801	$1,446,964	3.52%

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2011:

	For the Periods Ended September 30,2011
	Three Months	Nine Months
Extended maturity	$—	$299,643
Combination of rate and maturity	—	1,147,321
Total	$—	$1,446,964

There were no loans modified as a TDR during 2011 for which there was a payment default.

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

All commercial relationships, including loans categorized as commercial and industrial loans, commercial real estate loans, commercial loans secured by residential real estate, and construction loans, are included in this risk rating system. Under the Company’s internal risk rating system, the Company has risk rating categories of 0 through 5 that fall into the federal regulatory risk rating of “Pass”. A risk rating of 0 is assigned to those loans that are secured by readily marketable assets (including deposits at the bank); risk ratings increase from 1 to 5 in incremental increases of risk inherent in the relationship, with a loan that is rated 5 representing moderate risk. In addition, the Company identifies criticized loans as “special mention,” “substandard,” “doubtful” or “loss,” by employing a numerical risk rating system of 6, 7, 8 and 9, respectively, which correspond with the federal regulatory risk rating definitions of special mention, substandard, doubtful and loss, respectively.

Risk ratings assigned to loans are recommended by management and approved by the Company’s loan committee. The loan officer presents a proposed risk rating based on the underlying loan and the proposal is reviewed for accuracy and confirmed by the credit department. Risk ratings take into account a variety of commonly employed financial metrics, both quantitative and qualitative, which serve to measure risk. As part of the determination, all ratings of 5 or better (which are collectively considered “Pass” ratings by the Company) require that the customers have furnished timely financial information and other data pertinent to the relationships. Cash flow is reviewed and analyzed over a period of two to five years, but a particular emphasis is placed on recent data in the event of a material change in performance, particularly a downward trend. New companies are generally considered riskier than established entities and length of time in business is factored into the risk rating decision. As part of the risk rating system, the health of the overall industry in which the company operates is also considered. Risk ratings are reviewed not less than annually.

Consumer Loans. The Company does not assign risk ratings to consumer loans. Consumer loans are considered Pass loans until such time that it is determined that the loan is impaired. In the event a consumer loan becomes impaired, the entire balance of the loan is typically charged off immediately.

The following table presents credit risk ratings by class of loan as of September 30, 2011 and December 31, 2010:

September 30, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$62,619,766	$30,031,456	$1,292,853	$12,125,716	$361,714	$106,431,505
Special Mention	5,482,503	1,314,121	—	—	—	6,796,624
Substandard	1,816,314	2,680,589	1,500,000	759,818	—	6,756,721
Total	$69,918,583	$34,026,166	$2,792,853	$12,885,534	$361,714	$119,984,850

December 31, 2010	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$63,470,074	$33,703,750	$1,139,856	$11,421,898	$332,985	$110,068,563
Special Mention	6,663,133	1,460,366	1,500,000	191,563	—	9,815,062
Substandard	4,249,974	2,934,656	—	711,604	—	7,896,234
Total	$74,383,181	$38,098,772	$2,639,856	$12,325,065	$332,985	$127,779,859

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

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: (1) the borrower is experiencing documented financial difficulty and (2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Bank does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. The Company’s workout committee continues to monitor the modified loan and if a re-default occurs, the loan is classified as a re-defaulted TDR and collection is pursued through liquidation of collateral, from guarantors, if any, or through other legal action.

The Bank places all TDRs on nonaccrual status. At September 30, 2011, all of the Bank’s TDRs were on nonaccrual status. All TDRs were reported as impaired loans at September 30, 2011. TDRs continue as nonaccrual loans until they have performed under the revised terms of the modified loan agreement for a minimum of six months. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At September 30, 2011, all TDRs have been performing in accordance with the restructured terms.

Impairment analysis is performed on a loan by loan basis for all modified commercial loans, residential mortgages and consumer loans that are deemed to be TDRs, and specific reserves are established as appropriate. Commercial loans include loans categorized as commercial loans secured by real estate, commercial loans, and construction and land loans. Impairment is measured by the present value of expected future cash flows discounted at the loan’s effective interest rate. The original contractual interest rate for the loan is used as the discount rate for fixed rate loan modifications. The current rate is used as the discount rate when the loan’s interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with analogous characteristics based on the proportion of actual charge-offs experienced in relation to the total population of loans in the pool. Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience. As both the Company’s asset size and outstanding loan balance increased significantly during the prior year, beginning with the quarter ended March 31, 2011, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s previous valuation. The Company increased the weighting of its loss experience from 25% to 50%. The historical loss period was extended by an additional year which is considered more representative of average annual losses inherent in the loan portfolio. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include analogous risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Due to the Company’s increased loan charge-off experience during 2011, for the quarter ended September 30, 2011 the Company updated its historical loss factors by combining annualized data relating to the loss experience of national banks with assets between $100 million and $300 million for the six months ended June 30, 2011 that was obtained from the FDIC, with the Company’s actual loss experience data. This change resulted in an increase in the general reserve allowances used by the Company in determining its allowance for loan losses at September 30, 2011.

General valuation allowances are based on general economic conditions and other qualitative risk factors, both internal and external, to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; and (vi) the impact of national and local economic trends and conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then entered into a general allocation matrix to determine an appropriate general valuation allowance.

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for loan losses	779,147	255,354	24,333	(26,959)	7,337	1,039,212
Loans charged-off	(1,344,057)	(138,779)	(40,909)	—	(9,675)	(1,533,420)
Recoveries of loans previously charged-off	—	4,104	—	—	2,301	6,405
Net charge-offs	(1,344,057)	(134,675)	(40,909)	—	(7,374)	(1,527,015)
Balance at end of period	$1,022,286	$942,660	$299,570	$28,223	$6,099	$2,298,838

Period-end amount allocated to:
Loans collectively evaluated for impairment	$831,817	$719,009	$157,646	$28,223	$6,099	$1,742,794
Loans individually evaluated for impairment	190,469	223,651	141,924	—	—	556,044
Balance at end of period	$1,022,286	$942,660	$299,570	$28,223	$6,099	$2,298,838

Period-end loan balances:	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Loans collectively evaluated for impairment	$68,102,269	$32,646,565	$12,125,716	$1,292,853	$361,714	$114,529,117
Loans individually evaluated for impairment	1,816,314	1,379,601	759,818	1,500,000	—	5,455,733
Total	$69,918,583	$34,026,166	$12,885,534	$2,792,853	$361,714	$119,984,850

Note 5.    Deposits

At September 30, 2011 and December 31, 2010, deposits consisted of the following:

	2011	2010
Noninterest bearing	$27,827,904	$29,970,070
Interest bearing:
Checking	5,798,833	5,611,458
Money Market	44,946,287	36,795,756
Savings	2,407,452	2,579,585
Time certificates, less than $100,000 (1)	26,277,241	28,652,997
Time certificates, $100,000 or more (2)	35,176,092	32,211,593
Total interest bearing	114,605,905	105,851,389
Total deposits	$142,433,809	$135,821,459

(1)	Included in time certificates of deposit, less than $100,000, at September 30, 2011 and December 31, 2010 were brokered deposits totaling $5,842,196 and $5,944,563, respectively.

(2)	Included in time certificates of deposit, $100,000 or more, at September 30, 2011 and December 31, 2010 were brokered deposits totaling $6,600,200 and $4,736,043, respectively.

Brokered deposits at September 30, 2011 and December 31, 2010 were as follows:
	2011	2010
Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$5,154,255	$2,151,904
Time certificates of deposit purchased by the Bank through CDARS	2,164,868	3,292,528
Other brokered time certificates of deposit	5,123,273	5,236,174
Total brokered deposits	$12,442,396	$10,680,606

Note 6.    Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At September 30, 2011, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at September 30, 2011.

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

The following is information about the computation of (loss) income per share for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended September 30,	2011			2010
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share (Loss) income available to common shareholders	$(251,070)	2,697,902	$(0.09)	$26,671	2,696,902	$0.01
Effect of Dilutive Securities Warrants/Stock Options outstanding/Restricted Stock	—	—	—	—	252
Diluted (Loss) Income Per Share (Loss) income available to common shareholders plus assumed conversions	$(251,070)	2,697,902	$(0.09)	$26,671	2,697,154	$0.01

Nine Months Ended September 30,	2011			2010
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share (Loss) Income available to common shareholders	$(710,836)	2,697,407	$(0.26)	$61,931	2,696,448	$0.02
Effect of Dilutive Securities Warrants/Stock Options outstanding/Restricted Stock	—	—	—	—	1,454	—
Diluted (Loss) Income Per Share (Loss) income available to common shareholders plus assumed conversions	$(710,836)	2,697,407	$(0.26)	$61,931	2,697,902	$0.02

For the three and nine months ended September 30, 2011, common stock equivalents of 0 and 495 shares, respectively, have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Note 8.    Other Comprehensive Income

Under guidance relating to reporting comprehensive income, certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, was as follows:

	Nine Months Ended September 30, 2011
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$197	$(76)	$121
Reclassification adjustment for amounts recognized in net loss	—	—	—
Reduction in deferred tax valuation allowance allocated to equity	—	76	76
Unrealized holding gains on available for sale securities, net of taxes	$197	$—	$197

	Nine Months Ended September 30, 2010
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,675	$—	$40,675
Reclassification adjustment for amounts recognized in net income	28,979	—	28,979
Unrealized holding gains on available for sale securities, net of taxes	$11,696	$—	$11,696

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

Financial instruments whose contract amounts repesent credit risk at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Commitments to extend credit:
Future loan commitments	$1,700,000	$700,000
Unused lines of credit	20,996,051	20,663,844
Financial standby letters of credit	3,083,829	3,355,769
Undisbursed construction loans	508,826	761,189
	$26,288,706	$25,480,802

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The liability related to guarantees recorded at September 30, 2011 and December 31, 2010 was not significant.

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

The following table details the financial instruments carried at fair value and measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

Quoted Prices
	Balance	in Active	Significant	Significant
	as of	Markets for	Observable	Unobservable
	September 30, 2011	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. Treasury Bills	$3,249,923	$3,249,923	$—	$—

Quoted Prices
	Balance	in Active	Significant	Significant
	as of	Markets for	Observable	Unobservable
	December 31, 2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
U.S. Treasury Bills	$1,749,726	$1,749,726	$—	$—

The following table details the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

Quoted Prices
		in Active	Significant	Significant
	Balance	Markets for	Observable	Unobservable
	as of September 30, 2011	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial assets held at fair value Impaired loans (1)	$251,511	$—	$—	$251,511

Quoted Prices
		in Active	Significant	Significant
	Balance	Markets for	Observable	Unobservable
	as of December 31, 2010	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial assets held at fair value Impaired loans (1)	$3,370,154	$—	$—	$3,370,154

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

The estimated fair value amounts for September 30, 2011 and December 31, 2010 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Short-term investments	$7,956,793	$7,956,793	$8,643,548	$8,643,548
Interest bearing certificates of deposit	99,371	99,371	99,426	99,426
Available for sale securities	3,249,923	3,249,923	1,749,726	1,749,726
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	117,547,977	120,172,000	124,857,040	128,265,000
Accrued interest receivable	444,582	444,582	504,706	504,706
Servicing rights	10,590	16,308	13,045	20,088
Interest only strips	13,237	9,836	16,415	12,198

Financial Liabilities:
Noninterest-bearing deposits	27,827,904	27,827,904	29,970,070	29,970,070
Interest bearing checking accounts	5,798,833	5,798,833	5,611,458	5,611,458
Money market deposits	44,946,287	44,946,287	36,795,756	36,795,756
Savings deposits	2,407,452	2,407,452	2,579,585	2,579,585
Time certificates of deposits	61,453,333	62,528,000	60,864,590	62,155,000
Repurchase agreements	129,684	129,684	395,410	395,410
Accrued interest payable	244,407	244,407	227,483	227,483

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2011 and December 31, 2010.

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

Note 11.    Segment Reporting

For the seven months ended July 31, 2010, the Company had three reporting segments for purposes of reporting business line results: Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen, and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010, the Company discontinued its licensed mortgage brokerage business associated with SCB Capital, Inc. However, the Company expects to continue mortgage brokerage activities through the Bank.

Information about the reporting segments and reconciliation of such information to the consolidated financial statements was as follows:

Three Months Ended September 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,269,796	$5,957	$439	$-	$1,276,192

Provision for loan losses	373,152	-	-	-	373,152

Net interest income after provision for loan losses	896,644	5,957	439	-	903,040

Noninterest income	155,026	-	(4,500)	-	150,526

Noninterest expense	1,282,832	375	21,429	-	1,304,636

Net (loss) income	(231,162)	5,582	(25,490)	-	(251,070)

Total assets as of September 30, 2011	157,197,684	36,403	13,584,891	(12,881,934)	157,937,044

Three Months Ended September 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,417,995	$12,244	$1,630	$-	$1,431,869

Provision for loan losses	106,450	-	-	-	106,450

Net interest income after provision for loan losses	1,311,545	12,244	1,630	-	1,325,419

Noninterest income	133,101	(3,552)	6,000	-	135,549

Noninterest expense	1,356,046	46,856	31,395	-	1,434,297

Net income (loss)	88,600	(38,164)	(23,765)	-	26,671

Total assets as of September 30, 2010	155,443,199	107,555	15,739,107	(14,914,719)	156,375,142

Nine Months Ended September 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$3,894,279	$19,813	$1,800	$-	$3,915,892

Provision for loan losses	1,039,212	-	-	-	1,039,212

Net interest income after provision for loan losses	2,855,067	19,813	1,800	-	2,876,680

Noninterest income	414,737	-	7,500	-	422,237

Noninterest expense	3,936,433	1,697	71,623	-	4,009,753

Net (loss) income	(666,629)	18,116	(62,323)	-	(710,836)

Total assets as of September 30, 2011	157,197,684	36,403	13,584,891	(12,881,934)	157,937,044

Nine Months Ended September 30, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$4,087,233	$32,791	$4,332	$-	$4,124,356

Provision for loan losses	224,088	-	-	-	224,088

Net interest income after provision for loan losses	3,863,145	32,791	4,332	-	3,900,268

Noninterest income	465,594	(10,656)	18,000	-	472,938

Noninterest expense	4,065,908	154,105	91,262	-	4,311,275

Net income (loss)	262,831	(131,970)	(68,930)	-	61,931

Total assets as of September 30, 2010	155,443,199	107,555	15,739,107	(14,914,719)	156,375,142

Note 12.    Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in Accounting Standards Codification Section 310-40 Receivables: Troubled Debt Restructurings by Creditors. This ASU indicates that creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-02 for the Company was the quarter ended September 30, 2011. The Company adopted the methodologies prescribed by this ASU for the quarter ended September 30, 2011 and applied the guidance retrospectively to the beginning of 2011. Adoption of this guidance did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the effect that the provisions of ASU 2011-04 will have on the Company’s financial statements.

Note 13.    Commitments and Contingencies

Effective March 3, 2011, the Bank adopted a Director Retirement Plan (the “Director Plan”) for each non-employee director of the Bank. Under the Director Plan, each non-employee director of the Bank who Retires (as defined below) from the Board of Directors of the Bank (the “Bank Board”) with a minimum of five years of service on the Bank Board shall be entitled to receipt of a one-time payment of $50,000 upon his or her Retirement (as defined below). The years of service began accruing on March 3, 2011, the date of adoption of the Director Plan, and will not include any periods in which the person was an employee of the Bank. “Retire” and “Retirement” means termination of service as a director of the Bank and all its subsidiaries for any reason other than death, Disability (as defined in the Director Plan) or Specially-Defined Cause (as defined in the Director Plan). In addition, the one-time payment of $50,000 will also become due and payable to the non-employee directors of the Bank regardless of their number of years of service on the Bank Board in the event of (i) a change in control of the Bank (as may be defined by the Bank Board), (ii) the death of a director, (iii) the Disability of a director or (iv) the failure of a director to stand for reelection due to any age restriction.

Based upon actuarial calculations completed in March 2011, the Company anticipated incurring a net periodic cost for the year ending December 31, 2011 of $47,493. The five-year projection of the net periodic cost for the Director Plan was $333,147.

On October 18, 2011, the Bank terminated the Director Plan for each non-employee director of the Bank effective September 30, 2011. As noted above, the Director Plan was initially adopted on March 3, 2011, and there have been no payments made under the Director Plan prior to the date that the Director Plan was terminated. During the third quarter, the Bank reversed the $33,000 of retirement benefits expense that had been accrued during 2011 related to the Director Plan.

Note 14.    Subsequent Events

Effective October 24, 2011, the Company and the Bank hired a Chief Executive Officer, which is a newly created position for the Company and the Bank. The Chief Executive Officer will serve as an at-will employee at an annual salary of $245,000 until such time that the banking regulators approve the form of his employment agreement and such employment agreement is executed by all parties thereto. The Chief Executive Officer is entitled to the use of a vehicle owned by the Bank and customary benefits associated with the hiring of employees by the Bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2011 and 2010 together with the audited financial statements as of and for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2011.

Summary

As of September 30, 2011, the Company had $157.9 million of total assets, $119.8 million of gross loans receivable, and $142.4 million of total deposits. Total equity capital at September 30, 2011 was $13.6 million, and the Company’s Tier I Leverage Capital Ratio was 8.52%.

The Company had a net loss for the quarter ended September 30, 2011 of $251,000 (or basic and diluted loss per share of $0.09) compared to net income of $27,000 (or basic and diluted income per share of $0.01) for the third quarter of 2010. The net loss recognized by the Company was largely attributable to a provision for loan losses of $373,000 for the three months ended September 30, 2011 compared to a provision for loan losses of $107,000 for the same period in 2010. The increase in the provision for loan losses during the third quarter of 2011 compared to the same period in 2010 was primarily related to net increases in the general reserve allowances on performing loans resulting from the Company’s increased loan charge-off experience during 2011.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the third quarter of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of decreases in asset volumes and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by lower rates paid on interest bearing liabilities;

●	Noninterest income improved as a result of increases in service charges and fees resulting from changes in the business practices of customers of the Bank; and
●
Noninterest expenses decreased due to lower salaries and benefits expense during the third quarter of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses and a loss recognized on the sale of an OREO property. The decrease in salaries and benefits expense during the three months ended September 30, 2011 when compared to the same period in 2010, was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank. The decline in professional service fees relates to expenses incurred in the third quarter of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the three months ended September 30, 2011 when compared to the same period in 2010 was primarily related to an increase in loan related legal fees and collection expenses, which was partially offset by a decrease in directors’ fees attributable to termination of the directors’ retirement plan adopted in the first quarter of 2011.

The Company had a net loss for the nine months ended September 30, 2011 of $711,000 (or basic and diluted loss per share of $0.26), compared to net income of $62,000 (or basic and diluted income per share of $0.02) for the same period in 2010. The net loss sustained by the Company was largely attributable to a provision for loan losses of $1,039,000 for the nine months ended September 30, 2011 compared to a provision for loan losses of $224,000 for the nine months ended September 30, 2010. The significant increase in the provision for loan losses during the nine months ended September 30, 2011 was primarily related to one construction and land loan that was severely impacted by prevailing economic conditions as well as net increases in the general reserve allowances on performing loans resulting from the Company’s increased loan charge-off experience during 2011.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the first nine months of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by increases in loan volume and lower rates paid on interest bearing liabilities;

●
Noninterest income decreased because of recognition of a gain on the sale of an available for sale security during the first nine months of 2010 with no similar gain recognized in the first nine months of 2011, and decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses decreased due to lower salaries and benefits expense during the first nine months of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decrease in salaries and benefits expense during the nine months ended September 30, 2011 when compared to the same period in 2010, was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank. The decline in professional service fees relates to expenses incurred in the first nine months of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the nine months ended September 30, 2011 when compared to the same period in 2010 was primarily related to an increase in loan related collection expenses and legal fees, as well as increases in waived service charges and directors’ fees.

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

A modified loan is considered a troubled debt restructuring (“TDR”) when two conditions are met: (1) the borrower is experiencing documented financial difficulty and (2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Bank does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. The Company’s workout committee continues to monitor the modified loan and if a re-default occurs, the loan is classified as a re-defaulted TDR and collection is pursued through liquidation of collateral, from guarantors, if any, or through other legal action.

The Bank places all TDRs on nonaccrual status. At September 30, 2011, all of the Bank’s TDRs were on nonaccrual status. All TDRs were reported as impaired loans at September 30, 2011. TDRs continue as nonaccrual loans until they have performed under the revised terms of the modified loan agreement for a minimum of six months. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At September 30, 2011, all TDRs have been performing in accordance with the restructured terms.

Impairment analysis is performed on a loan by loan basis for all modified commercial loans, residential mortgages and consumer loans that are deemed to be TDRs, and specific reserves are established as appropriate. Commercial loans include loans categorized as commercial loans secured by real estate, commercial loans and construction and land loans. Impairment is measured by the present value of expected future cash flows discounted at the loan’s effective interest rate. The original contractual interest rate for the loan is used as the discount rate for fixed rate loan modifications. The current rate is used as the discount rate when the loan’s interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with analogous characteristics based on the proportion of actual charge-offs experienced in relation to the total population of loans in the pool. Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience. As both the Company’s asset size and outstanding loan balance increased significantly during the prior year, beginning with the quarter ended March 31, 2011, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s previous valuation. The Company increased the weighting of its loss experience from 25% to 50%. The historical loss period was extended by an additional year which is considered more representative of average annual losses inherent in the loan portfolio. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include analogous risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Due to the Company’s increased loan charge-off experience during 2011, for the quarter ended September 30, 2011 the Company updated its historical loss factors by combining annualized data relating to the loss experience of national banks with assets between $100 million and $300 million for the six months ended June 30, 2011 that was obtained from the FDIC, with the Company’s actual loss experience data. This change resulted in an increase in the general reserve allowances used by the Company in determining its allowance for loan losses at September 30, 2011.

General valuation allowances are based on general economic conditions and other qualitative risk factors, both internal and external, to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; and (vi) the impact of national and local economic trends and conditions. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then entered into a general allocation matrix to determine an appropriate general valuation allowance.

Based upon this evaluation, management believes the allowance for loan losses of $2,299,000 or 1.92% of gross loans outstanding at September 30, 2011 is adequate, under prevailing economic conditions, to absorb losses on existing loans. At December 31, 2010, the allowance for loan losses was $2,787,000 or 2.18% of gross loans outstanding. The decrease in the allowance was attributable to a $657,000 decrease in the specific component of the allowance, which was partially offset by a $169,000 increase in the general component of the allowance. The decrease in the specific component of the allowance was due to a decrease in specific reserves totaling $269,000 for loans charged off during 2011 that were classified as impaired at December 31, 2010; receipt of $271,000 in principal payments; a $257,000 improvement in collateral for loans that were impaired at both September 30, 2011 and December 31, 2010, as well as a decrease of $107,000 relating to a loan classified as impaired at December 31, 2010 that returned to performing status in 2011. This decrease was partially offset by an increase in specific reserves totaling $247,000 for several loans identified as impaired during the nine months ended September 30, 2011. The increase in the general component of the reserve was due to changes in the reserve factors of $361,000, which was partially offset by $192,000 due to a decline in loan volume. In addition, the Company had charge-offs of $977,000 for loans that were not impaired at December 31, 2010, which were adequately provided for during the nine months ended September 30, 2011. The charge-offs during the first nine months of 2011 primarily relate to one commercial loan secured by real estate that was severely impacted by current economic conditions.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The table below details the changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision for loan losses	1,039,212	224,088
Recoveries of loans previously charged-off:
Commercial	4,104	-
Consumer	2,301	3,705
Total recoveries	6,405	3,705
Loans charged-off:
Commercial	(138,778)	-
Commercial loans secured by real estate	(1,344,057)	(84,387)
Residential mortgages	(40,910)	-
Consumer	(9,675)	(4,412)
Total charge-offs	(1,533,420)	(88,799)
Balance at end of period	$2,298,838	$2,907,561

Net charge-offs to average loans	(1.24)%	(0.07)%

Non Performing Assets and Potential Problem Loans

The following table represents nonperforming assets and potential problem loans at September 30, 2011 and December 31, 2010:

Non-accrual loans:	2011	2010
Commercial loans secured by real estate	$1,699,685	$4,844,823
Commercial	1,379,601	560,140
Construction and land	1,500,000	-
Residential mortgages	759,818	731,604
Total non-accrual loans	5,339,104	6,136,567
Troubled debt restructured loans:
(not already included in non-accrual loans above)
Commercial	-	280,482
Total troubled debt restructured loans	-	280,482
Foreclosed assets:
Commercial	360,878	127,453
Total non-performing assets	$5,699,982	$6,544,502

Ratio of non-performing assets to:
Total loans and foreclosed assets	4.83%	5.24%
Total assets	3.61%	4.29%
Accruing past due loans:
30 to 89 days past due	$796,013	$1,649,941
90 or more days past due	969,329	205,262
Total accruing past due loans	$1,765,342	$1,855,203

Ratio of accruing past due loans to total net loans:
30 to 89 days past due	0.68%	1.32%
90 or more days past due	0.82%	0.16%
Total accruing past due loans	1.50%	1.48%

Recent Accounting Changes

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in Accounting Standards Codification Section 310-40 Receivables: Troubled Debt Restructurings by Creditors. This ASU indicates that creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-2 for the Company was September 30, 2011. The Company adopted the methodologies prescribed by this ASU for the quarter ended September 30, 2011 and applied the guidance retrospectively to the beginning of 2011. Adoption of this guidance did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04). ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the effect that the provisions of ASU 2011-04 will have on the Company’s financial statements.

Comparison of Financial Condition as of September 30, 2011 versus December 31, 2010

General
The Company’s total assets were $157.9 million at September 30, 2011, an increase of $5.5 million over total assets of $152.4 million at December 31, 2010. While the Bank’s net loans receivable decreased to $117.6 million at September 30, 2011 from $124.9 million at December 31, 2010, cash and cash equivalents, including short term investments, increased to $31.5 million as of September 30, 2011 from $20.8 million as of December 31, 2010. Total deposits increased to $142.4 million as of September 30, 2011 from $135.8 million as of December 31, 2010. The increase in deposit liabilities combined with decreases in net loans receivable funded the growth in cash and cash equivalents during the nine months ended September 30, 2011.

Short-term investments
Short-term investments, consisting of money market investments decreased to $8.0 million at September 30, 2011 compared to $8.6 million at December 31, 2010.

Investments
Available for sale securities, consisting of U.S. Treasury Bills, were $3.2 million at September 30, 2011 compared to a balance of $1.7 million as of December 31, 2010. The Company uses its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The $1.5 million increase in available for sale securities was in response to an increase in pledge requirements at September 30, 2011. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Interest income on loans is the most important component of our net interest income. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The Company’s net loan portfolio was $117.6 million at September 30, 2011 versus $124.9 million at December 31, 2010, a decrease of $7.3 million. The Company attributes the decline in loan balances during the first nine months of 2011 to charge-offs of loan balances as well as a decline in loan demand. The Bank’s loans have been made to small to medium-sized businesses, primarily in the Greater New Haven Market. There are no other significant loan concentrations in the loan portfolio.

Allowance for loan losses
The following represents the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision for loan losses	1,039,212	224,088
Recoveries of loans previously charged-off:
Commercial	4,104	-
Consumer	2,301	3,705
Total recoveries	6,405	3,705
Loans charged-off:
Commercial	(138,778)	-
Commercial loans secured by real estate	(1,344,057)	(84,387)
Residential mortgages	(40,910)	-
Consumer	(9,675)	(4,412)
Total charge-offs	(1,533,420)	(88,799)
Balance at end of period	$2,298,838	$2,907,561

Net charge-offs to average loans	(1.24)%	(0.07)%

Deposits
Total deposits were $142.4 million at September 30, 2011, an increase of $6.6 million (4.9%) in comparison to total deposits of $135.8 million at December 31, 2010. Non-interest bearing deposits were $27.8 million at September 30, 2011, a decrease of $2.2 million (7.3%) from $30.0 million at December 31, 2010. Total interest bearing checking, money market and savings deposits increased $8.2 million or 18.2% to $53.2 million at September 30, 2011 from $45.0 million at December 31, 2010. Time deposits increased to $61.5 million at September 30, 2011 from $60.9 million at December 31, 2010, a $600,000 or 1% increase. Included in time deposits at September 30, 2011 and December 31, 2010 were $12.4 million and $10.7 million, respectively, in brokered deposits. This included the Company’s placement of $5.1 million and $2.2 million, respectively, in customer deposits and the purchase of $2.2 million and $3.3 million, respectively, in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

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

Other
Repurchase agreement balances totaled $130,000 at September 30, 2011 as compared to $395,000 at December 31, 2010. The decrease was due to normal customer activity.

Results of Operations: Comparison of Results for the three months and nine months ended September 30, 2011 and 2010

General
The Company had a net loss for the quarter ended September 30, 2011 of $251,000 (or basic and diluted loss per share of $0.09) compared to net income of $27,000 (or basic and diluted income per share of $0.01) for the third quarter of 2010. The net loss recognized by the Company was largely attributable to a provision for loan losses of $373,000 for the three months ended September 30, 2011 compared to a provision for loan losses of $107,000 for the same period in 2010. The increase in the provision for loan losses during the third quarter of 2011 compared to the same period in 2010 was primarily related to net increases in the general reserve allowances on performing loans resulting from the Company’s increased loan charge-off experience during 2011.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the third quarter of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of decreases in asset volumes and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by lower rates paid on interest bearing liabilities;

●	Noninterest income improved as a result of increases in service charges and fees resulting from changes in the business practices of customers of the Bank; and
●
Noninterest expenses decreased due to lower salaries and benefits expense during the third quarter of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses and a loss recognized on the sale of an OREO property. The decrease in salaries and benefits expense during the three months ended September 30, 2011 when compared to the same period in 2010, was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank. The decline in professional service fees relates to expenses incurred in the third quarter of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the three months ended September 30, 2011 when compared to the same period in 2010 was primarily related to an increase in loan related legal fees and collection expenses, which was partially offset by a decrease in directors’ fees attributable to termination of the directors’ retirement plan adopted in the first quarter of 2011.

The Company had a net loss for the nine months ended September 30, 2011 of $711,000 (or basic and diluted loss per share of $0.26), compared to net income of $62,000 (or basic and diluted income per share of $0.02) for the same period in 2010. The net loss sustained by the Company was largely attributable to a provision for loan losses of $1,039,000 for the nine months ended September 30, 2011 compared to a provision for loan losses of $224,000 for the nine months ended September 30, 2010. The significant increase in the provision for loan losses during the nine months ended September 30, 2011 was primarily related to one construction and land loan that was severely impacted by prevailing economic conditions as well as net increases in the general reserve allowances on performing loans resulting from the Company’s increased loan charge-off experience during 2011.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the first nine months of 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) and increases in liability volumes, which were partially offset by increases in loan volume and lower rates paid on interest bearing liabilities;

●
Noninterest income decreased because of recognition of a gain on the sale of an available for sale security during the first nine months of 2010 with no similar gain recognized in the first nine months of 2011, and decreases in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses decreased due to lower salaries and benefits expense during the first nine months of 2011 compared to 2010, as well as a decline in professional service fees, which were partially offset by an increase in other operating expenses. The decrease in salaries and benefits expense during the nine months ended September 30, 2011 when compared to the same period in 2010, was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank. The decline in professional service fees relates to expenses incurred in the first nine months of 2010 relating to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction. The increase in other operating expenses for the nine months ended September 30, 2011 when compared to the same period in 2010 was primarily related to an increase in loan related collection expenses and legal fees, as well as increases in waived service charges and directors’ fees.

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

For the quarter ended September 30, 2011, net interest income was $1,276,000 versus $1,432,000 for the same period in 2010. The $156,000 or 10.9% decrease was the result of an $189,000 decrease in interest income partially offset by a $33,000 decrease in interest expense. This net decrease was primarily the result of decreased asset volumes, as well as lower yields on interest earning assets and increases in average balances on interest bearing liabilities, partially offset by favorable changes in rates on interest bearing liabilities.

The Company’s average total interest earning assets were $131.6 million during the quarter ended September 30, 2011 compared to $142.6 million for the same period in 2010, a decrease of $11.0 million or 7.7%. The decrease in average interest earning assets of $11.0 million during the quarter ended September 30, 2011 was comprised of decreases in average balances of loans of $8.8 million, as well as decreases in average balances of short-term and other investments of $900,000 and investments of $1.3 million.

The yield on average interest earning assets for the quarter ended September 30, 2011 was 5.38% compared to 5.49% for the same period in 2010, a decrease of 11 basis points. The decrease in the yield on average interest earning assets was attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment, as well as an increase in non-performing loans.

The combined effects of the $11.0 million decrease in average balances of interest earning assets and the 11 basis point decrease in yield on average interest earning assets resulted in the $189,000 decline in interest income for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.

The average balance of the Company’s interest bearing liabilities was $116.9 million during the quarter ended September 30, 2011 compared to $111.6 million for the quarter ended September 30, 2010, an increase of $5.3 million or 4.8%. The cost of average interest bearing liabilities decreased 20 basis points to 1.73% for the quarter ended September 30, 2011 compared to 1.93% for the same period in 2010, which was primarily due to a general decrease in market interest rates.

The effect of the 20 basis point decrease in cost of average interest bearing liabilities, partially offset by the $5.3 million increase in average balances of interest bearing liabilities, resulted in the $33,000 decrease in interest expense for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.

For the nine months ended September 30, 2011, net interest income was $3,916,000 versus $4,124,000 for the same period in 2010. The $208,000 or 5.0% decrease in net interest income was the result of an $186,000 decrease in interest income and a $22,000 increase in interest expense. This decrease was primarily the result of lower yields on interest earning assets and increases in average balances of interest bearing liabilities, which were partially offset by increased loan volume, as well as lower rates paid on interest bearing liabilities.

The Company’s average total interest earning assets were $134.9 million during the nine months ended September 30, 2011 compared to $135.7 million for the same period in 2010, a decrease of $850,000 or 0.6%. The decrease in average interest earning assets of $850,000 during the nine months ended September 30, 2011 was comprised of decreases in average balances of short-term and other investments of $1.7 million and investments of $850,000, which was partially offset by increases in average balances of loans of $1.7 million

The yield on average interest earning assets for the nine months ended September 30, 2011 was 5.40% compared to 5.56% for the same period in 2010, a decrease of 16 basis points. The decrease in the yield on average interest earning assets was primarily attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment.

The effect of the 16 basis point decrease in yield on average interest earning assets, which was partially offset by the $1.7 million increase in average loan balances, resulted in the $186,000 decrease in interest income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The average balance of the Company’s interest bearing liabilities was $115.8 million during the nine months ended September 30, 2011 compared to $100.8 million for the nine months ended September 30, 2010, an increase of $15.0 million or 14.9%. The cost of average interest bearing liabilities decreased 24 basis points to 1.77% for the nine months ended September 30, 2011 compared to 2.01% for the same period in 2010, which was primarily due to a general decrease in market interest rates.

The combined effects of the $15.0 million increase in average balances of interest bearing liabilities and the 24 basis point decrease in cost of average interest bearing liabilities resulted in the $22,000 increase in interest expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the three months ended September 30, 2011 and 2010.

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential

	2011			2010

		Interest			Interest		Change	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1) (2)	$120,017	$1,761	5.82%	$128,856	$1,947	5.99%	$(186)	$(8,839)
Short-term and other investments	8,706	24	1.09%	9,569	25	1.04%	(1)	(863)
Investments	2,928	-	0.00%	4,215	2	0.19%	(2)	(1,287)
Total interest earning assets	131,651	1,785	5.38%	142,640	1,974	5.49%	(189)	(10,989)

Cash and due from banks	24,070			13,228				10,842
Premises and equipment, net	2,065			2,326				(261)
Allowance for loan losses	(2,222)			(2,874)				652
Other	3,672			2,836				836
Total assets	$159,236			$158,156				$1,080
Interest bearing liabilities
Time certificates	$62,576	334	2.12%	$69,284	392	2.24%	(58)	$(6,708)
Savings deposits	2,560	4	0.62%	2,482	4	0.64%	-	78
Money market / checking deposits	49,728	128	1.02%	36,486	102	1.12%	26	13,242
Capital lease obligations	1,165	43	14.64%	1,172	44	14.89%	(1)	(7)
Repurchase agreements	895	-	0.00%	2,138	-	0.00%	-	(1,243)
Total interest bearing liabilities	116,924	509	1.73%	111,562	542	1.93%	(33)	5,362

Non-interest bearing deposits	27,602			30,029				(2,427)
Accrued expenses and other liabilities	729			742				(13)
Shareholder’s equity	13,981			15,823				(1,842)
Total liabilities and equity	$159,236			$158,156				$1,080
Net interest income		$1,276			$1,432		$(156)

Interest spread			3.65%			3.56%
Interest margin			3.85%			3.98%

(1) Includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended September 30, 2011 and 2010 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	Three Months Ended
	September 30, 2011 vs 2010
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$(135)	$(51)	$(186)
Short-term and other investments	(2)	1	(1)
Investments	(1)	(1)	(2)
Total interest earning assets	(138)	(51)	(189)

Interest bearing liabilities
Time certificates	(37)	(21)	(58)
Savings deposits	-	-	-
Money market / checking deposits	35	(9)	26
Capital lease obligations	-	(1)	(1)
Repurchase agreements	-	-	-
Total interest bearing liabilities	(2)	(31)	(33)
Net interest income	$(136)	$(20)	$(156)

The decrease in net interest income during the third quarter of 2011 reflected a decrease in total average interest earning asset balances to $131.6 million for the three months ended September 30, 2011 when compared to the same period of 2010, as well as a $5.3 million increase in average interest bearing liabilities to $116.9 million in the third quarter of 2011 from $111.6 million in the third quarter of 2010, and a decrease in the yields on interest earning assets to 5.38% for the three months ended September 30, 2011 from 5.49% in the same period of 2010. The combined effects of these unfavorable changes were partially offset by a favorable decrease in rates on interest bearing liabilities to 1.73% for the three months ended September 30, 2011 from 1.93% for the same period in 2010. Overall, the decrease in net interest income attributed to volume changes was $136,000 and the decrease attributed to interest rate changes was $20,000. Interest income from interest earning assets in the third quarter of 2011 when compared to the same period in 2010 decreased by $189,000 because of the combined effects of a $51,000 decrease due to a decline in interest rates and a $138,000 decrease due to volume considerations. Variances in the cost of interest bearing liabilities during the three months ended September 30, 2011 in comparison to the same period in 2010 were due to decreased rate considerations of $31,000 and decreased volume considerations of $2,000.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the nine months ended September 30, 2011 and 2010.

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential

	2011			2010

		Interest			Interest		Change	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1)(2)	$123,263	$5,384	5.84%	$121,603	$5,561	6.11%	$(177)	$1,660
Short-term and other investments	8,850	69	1.04%	10,508	67	0.85%	2	(1,658)
Investments	2,755	-	0.00%	3,605	11	0.41%	(11)	(850)
Total interest earning assets	134,868	5,453	5.40%	135,716	5,639	5.56%	(186)	(848)

Cash and due from banks	22,388			8,000				14,388
Premises and equipment, net	2,125			2,392				(267)
Allowance for loan losses	(2,669)			(2,809)				140
Other	3,029			2,786				243
Total assets	$159,741			$146,085				$13,656
Interest bearing liabilities
Time certificates	$64,218	1,016	2.12%	$60,271	1,080	2.40%	(64)	$3,947
Savings deposits	2,660	13	0.65%	2,403	12	0.67%	1	257
Money market / checking deposits	46,628	378	1.08%	34,934	287	1.10%	91	11,694
Capital lease obligations	1,167	129	14.78%	1,173	131	14.93%	(2)	(6)
Repurchase agreements	1,120	1	0.12%	2,009	5	0.33%	(4)	(889)
Total interest bearing liabilities	115,793	1,537	1.77%	100,790	1,515	2.01%	22	15,003

Non-interest bearing deposits	29,096			28,677				419
Accrued expenses and other liabilities	726			848				(122)
Shareholder’s equity	14,126			15,770				(1,644)
Total liabilities and equity	$159,741			$146,085				$13,656
Net interest income		$3,916			$4,124		$(208)

Interest spread			3.63%			3.55%
Interest margin			3.88%			4.06%

(1) Average balance includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2011 and 2010 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2011 vs 2010
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$74	$(251)	$(177)
Short-term and other investments	(9)	11	2
Investments	(2)	(9)	(11)
Total interest earning assets	63	(249)	(186)

Interest bearing liabilities
Time certificates	69	(133)	(64)
Savings deposits	1	-	1
Money market / checking deposits	97	(6)	91
Capital lease obligations	(1)	(1)	(2)
Repurchase agreements	(1)	(3)	(4)
Total interest bearing liabilities	165	(143)	22
Net interest income	$(102)	$(106)	$(208)

The decrease in net interest income during the first nine months of 2011 reflects the $15.0 million increase in average interest bearing liabilities to $115.8 million in the first nine months of 2011 from $100.8 million in the first nine months of 2010 as well as a decrease in the yields on earning assets to 5.40% for the nine months ended September 30, 2011 from 5.56% in the same period of 2010. The combined effect of these unfavorable changes were partially offset by a $1.7 million increase in total average interest earning loan balances to $123.3 million during the first nine months of 2011 and a decrease in rates on interest bearing liabilities to 1.77% for the nine months ended September 30, 2011 from 2.01% for the same period in 2010. Overall, the decrease in net interest income was attributed to interest rate changes of $106,000 and volume changes of $102,000. Interest income from interest earning assets in the first nine months of 2011 decreased by $186,000 when compared to the corresponding period of 2010 because of the combined effect of a $249,000 decrease due to a decline in interest rates, which was partially offset by a $63,000 increase due to volume considerations. Variances in the cost of interest bearing liabilities during the nine months ended September 30, 2011 in comparison to the same period in 2010 were due to increased volume considerations of $165,000, which were partially offset by decreased rate considerations of $143,000.

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

Provision for Loan Losses
The Bank’s provision for loan losses was $373,000 and $1,039,000 for the three and nine months ended September 30, 2011, respectively, as compared to a provision for loan losses of $107,000 and $224,000, respectively, for the same periods in 2010.

The increase in the provision for loan losses during the third quarter of 2011 when compared to the same period in 2010 was primarily related to net increases to the general reserve allowances on performing loans resulting from the increase in the Company’s loan charge-off experience during 2011.

The significant increase in the provision for loan losses during the nine months ended September 30, 2011 was primarily related to one construction and land loan that was severely impacted by prevailing economic conditions as well as net increases in the general reserve allowances on performing loans resulting from the Company’s increased loan charge-off experience during 2011.

Noninterest Income
Total noninterest income was $151,000 for the three months ended September 30, 2011 versus $136,000 for the same period in 2010. Service charges and fees increased $8,000 due to changes in business practices of customers of the Bank during the third quarter of 2011 as compared to the same period in 2010. Other noninterest income increased $7,000 to $42,000 for the three months ended September 30, 2011 from $35,000 in the same period in 2010.

Total noninterest income was $422,000 for the nine months ended September 30, 2011 versus $473,000 for the same period in 2010. Noninterest income for the nine months ended September 30, 2010 included a $29,000 gain on the sale of an available for sale security. There was no such gain in the first nine months of 2011. Service charges and fees decreased $20,000 due to changes in business practices of customers of the Bank during the first nine months of 2011 as compared to the same period in 2010. Other noninterest income decreased $2,000 to $106,000 for the nine months ended September 30, 2011 from $108,000 in the same period in 2010.

Noninterest Expense
Total noninterest expense was $1,305,000 for the three months ended September 30, 2011 compared with $1,434,000 for the same period in 2010, a decrease of $129,000 or 9.0%.

Salaries and benefits expense declined $146,000 to $597,000 for the three months ended September 30, 2011 compared to $743,000 for the same period in 2010. The decrease was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to open staff positions at the Bank.

Professional services expense decreased by $48,000 to $108,000 for the three months ended September 30, 2011 from $156,000 for the same period in 2010. The professional services expense for the quarter ended September 30, 2010 included legal and accounting fees related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

The Bank incurred a loss on the sale of an OREO property of $51,000 during the third quarter of 2011 with no such loss incurred in the corresponding period of 2010.

Other operating expenses increased by $26,000 to $226,000 for the three months ended September 30, 2011 when compared to $200,000 for the same period in 2010.

Total noninterest expense was $4,010,000 for the nine months ended September 30, 2011 compared with $4,311,000 for the same period in 2010, a decrease of $301,000 or 7.0%.

Salaries and benefits expense declined $285,000 to $1,977,000 for the nine months ended September 30, 2011 compared to $2,262,000 for the same period in 2010. The decrease was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank.

Professional services expense decreased by $282,000 for the nine months ended September 30, 2011 to $282,000 from $564,000 for the same period in 2010. The professional services expense for the nine months ended September 30, 2010 included legal and accounting fees related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

The Bank incurred a loss on the sale of an OREO property of $51,000 during the nine months ended September 30, 2011 with no such loss incurred in the corresponding period of 2010.

Other operating expenses increased by $198,000 to $712,000 for the nine months ended September 30, 2011 compared to the same period in 2010. The increase included a $48,000 increase in director fees related to an annual stipend of $15,000 payable to each director of the Bank effective January 1, 2011. The increase in other operating expenses was also influenced by a $87,000 increase in loan related legal fees and collection expenses, waived service charges of $43,000 and other miscellaneous adjustments totaling $20,000.

Off-Balance Sheet Arrangements

See Note 9 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes that the Company’s short-term assets offer sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash requirements.

The Company’s liquidity position as of September 30, 2011 and December 31, 2010 consisted of liquid assets totaling $34.9 million and $22.7 million, respectively. This represented 22.1% and 14.9% of total assets at September 30, 2011 and December 31, 2010, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: cash and due from banks, short-term investments, interest bearing certificates of deposit and securities available for sale. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The Company’s and Bank’s actual capital amounts and ratios at September 30, 2011 and December 31, 2010 were as follows:

The Company’s actual capital amounts and ratios at September 30, 2011 and December 31, 2010 were

(dollars in thousands):
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,171	11.93%	$10,174	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	13,573	10.67%	5,087	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	13,573	8.52%	6,369	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,971	11.91%	$10,730	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14,281	10.65%	5,365	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	14,281	9.00%	6,344	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios at September 30, 2011 and December 31, 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,328	11.33%	$10,114	8.00%	$12,643	10.00%
Tier 1 Capital to Risk-Weighted Assets	12,739	10.08%	5,057	4.00%	7,586	6.00%
Tier 1 (Leverage) Capital to Average Assets	12,739	8.04%	6,339	4.00%	7,924	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,914	11.20%	$10,657	8.00%	$13,321	10.00%
Tier 1 Capital to Risk-Weighted Assets	13,235	9.94%	5,329	4.00%	7,993	6.00%
Tier 1 (Leverage) Capital to Average Assets	13,235	8.39%	6,308	4.00%	7,885	5.00%

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

Factors Affecting Future Results

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report on Form 10-Q may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements or that could adversely affect the holders of our common stock. These factors include, but are not limited to, (1) changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities, (2) the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities, (3) the effect of changes in governmental monetary policy, (4) the impact of recently enacted federal legislation and the effect of changes in regulations applicable to the Company and the conduct of its business, (5) changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks, (6) the ability of competitors which are larger than the Company to provide products and services which are impractical for the Company to provide, (7) the volatility of quarterly earnings, (8) the effect of a loss of any executive officer, key personnel, or directors, (9) the effect of the Company’s opening of branches and the receipt of regulatory approval to complete such actions, (10) the concentration of the Company’s business in southern and southeastern Connecticut, (11) the concentration of the Company’s loan portfolio in commercial loans to small-to-medium sized businesses, which may be impacted more severely than larger businesses during periods of economic weakness, (12) lack of seasoning in the Company’s loan portfolio, which may increase the risk of future credit defaults, and (13) the effect of any decision by the Company to engage in any business not historically permitted to it. Other such factors may be described in other filings made by the Company with the SEC.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN CONNECTICUT BANCORP, INC.

	By:	/s/ SUNIL PALLAN
	Name:	Sunil Pallan
Date: November 14, 2011	Title:	President & Chief Credit Officer

	By:	/s/ STEPHEN V. CIANCARELLI
	Name:	Stephen V. Ciancarelli
Date: November 14, 2011	Title:	Senior Vice President & Chief Financial Officer

	By:	/s/ ANTHONY M. AVELLANI
	Name:	Anthony M. Avellani
Date: November 14, 2011	Title:	Vice President & Chief Accounting Officer