Form 10-K
period 2011-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2012-03-30
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

F O R M  10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-32219

SOUTHERN CONNECTICUT BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1609692 (I.R.S. Employer Identification Number)

215 Church Street New Haven, Connecticut (Address of Principal Executive Offices)	06510 (Zip Code)

Registrant’s telephone number, including area code	(203) 782-1100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NYSE Amex
(Title of each class)	(Name of each exchange on which registered)

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
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter: $7,780,000.

The number of shares outstanding of each of the registrant’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 30, 2012: 2,735,359

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report on Form 10-K.

PART I

Item 1. Business.

Background

Southern Connecticut Bancorp, Inc. (the “Company”) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving primarily New Haven County (the “Greater New Haven Market”). The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital, Inc. The Company and its subsidiaries focus on meeting the financial service needs of consumers and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market.

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

SCB Capital, Inc. operated under the name “Evergreen Financial Services” (“Evergreen”) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operation of SCB Capital, Inc. Subsequent to July 31, 2010 the mortgage brokerage activities continued through the Bank.

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company would merge with and into Newco, with Newco being the surviving corporation. The Agreement and Plan of Merger was subsequently amended on September 17, 2010 to amend the consideration to be paid in the merger, extend the deadline for closing the merger and amend the conditions under which NVSL would be obligated to pay a termination fee to the Company.

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

The key elements of the Bank’s business strategy include:

●
Provision of individualized attention with local underwriting and credit decision-making authority. As a commercial bank based in and wholly focused on the greater New Haven area, the Bank is better able to provide the individualized customer service, combined with prompt local underwriting and credit decision-making authority that management believes small to medium-sized businesses desire.

●
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

●
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

●
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

●
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

●
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

●
Optimizing net interest margin. The Bank’s focus on commercial customers helps to support its net interest margin. The high percentage of assets concentrated in loans to commercial entities that typically provide higher yield than consumer loans, particularly residential mortgages and home equity related loans. The Bank maintains a high percentage of commercial transaction accounts and money market deposit accounts to fund its operations. These deposits typically have a lower interest rate expense than certificates of deposits. The combination of the higher yielding assets and lower expense deposits produces a favorable margin for the Company.

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

Employees

As of December 31, 2011, the Bank had 34 full-time employees. Relationships with all employees are believed to be excellent.

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

Capital Requirements. The Company is required to comply with minimum capital adequacy standards established by the Federal Reserve Board. There are two basic measures of capital adequacy for bank holding companies and the depository institutions that they own: a risk based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital guidelines for bank holding companies such as the Company currently require a minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of the total capital (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum.

The Company is currently in compliance with the minimum Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements established by the Federal Reserve Board. As of December 31, 2011, the Company had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 9.62% and 10.88%, respectively, and a Leverage Ratio equal to 7.41%. However, the Bank has agreed with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking to maintain a minimum Tier 1 leverage ratio of at least 8.0%. As a result of the Bank’s Tier 1 leverage ratio being 6.95% at December 31, 2011, the Bank developed a capital plan to increase its capital amounts and ratios and submitted such plan to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. Following receipt of regulatory approval, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain a minimum Tier 1 leverage ratio of at least 8.0%. For further discussion on capital requirements, please review the subsection titled “Capital Requirements” under the section titled “Significant Laws and Regulations to which the Bank is Subject.”

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

Dodd-Frank Wall Street Reform And Consumer Protection Act Of 2010. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective as of July 21, 2011, the Dodd-Frank Act provided for the elimination of the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our net interest margin by potentially increasing our interest expense.

The Dodd-Frank Act changed the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act requires publicly traded companies, like the Company, to give their stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Since the Company qualifies as a “smaller reporting company” under the rules of the Securities and Exchange Commission, the non-binding vote on executive compensation, including “golden parachute” payments, is not required until the Company’s first annual meeting of stockholders after January 21, 2013.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Capital Requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. A bank will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent, or (b) at least 3.0 percent if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, and (iv) does not meet the definition of “well capitalized.” A bank will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent, or (b) less than 3.0 percent if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth. A bank will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if the FDIC has determined (i) that the insured depository institution is in unsafe or unsound condition or (ii) that, in the most recent examination of the insured depository institution, the insured depository institution received and has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity.

The Company and the Bank’s capital ratios are as follows:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2011	2010	Target Ratio	2011	2010	Target Ratio
Total Capital to Risk Weighted Assets	10.88%	11.91%	8.00%	10.28%	11.20%	8.00%
Tier 1 Capital to Risk Weighted Assets	9.62%	10.65%	4.00%	9.03%	9.94%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	7.41%	9.00%	4.00%	6.95%	8.39%	4.00%

To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. As of December 31, 2011, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums. However, the Bank has agreed with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking to maintain a minimum Tier 1 leverage ratio of at least 8.0%. As a result of the Bank’s Tier 1 leverage ratio being 6.95% at December 31, 2011, the Bank developed a capital plan to increase its capital amounts and ratios and submitted such plan to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. Following receipt of regulatory approval, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain a minimum Tier 1 leverage ratio of at least 8.0%.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In the latter half of 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer. The Basel III rules do not apply to U.S. banks or holding companies automatically and it is not known whether or to what extent the federal banking regulators will incorporate elements of Basel III into the U.S. regulatory system. However, it is expected that federal banking regulators will reform regulations related to capital and liquidity by increasing capital requirements, narrowing what qualifies as appropriate capital, and imposing a new liquidity measurement.

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

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution’s deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes became effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks. Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. Accordingly, if the risk category of the Bank changes adversely, its FDIC insurance premiums could increase.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a depository institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FDIC is required to provide a written evaluation and make public disclosure of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Institutions are evaluated and rated by the FDIC as “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Non Compliance.” Failure to receive at least a “Satisfactory” rating may inhibit an institution from undertaking certain activities, including acquisitions of other financial institutions, which require regulatory approval based, in part, on CRA compliance considerations. In its most recent CRA evaluation, dated December 31, 2010, the Bank was rated as “Satisfactory.”

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

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions. Among the numerous initiatives the United States government has taken in response to the financial crises affecting the banking system and financial markets, was the enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008. The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 (which was subsequently extended to December 31, 2013 by the Helping Families Save Their Homes Act of 2009) as a way to instill confidence in the banking system. The increase in the amount of deposits insured by the FDIC to $250,000 has been made permanent by the Dodd-Frank Act. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited FDIC deposit insurance on funds in noninterest-bearing transaction deposit accounts that are not otherwise covered by the existing FDIC deposit insurance limit of $250,000. The TLGP also provides that the FDIC will guarantee qualifying senior unsecured debt issued before June 2009 by participating banks and certain qualifying holding companies. Participating institutions are assessed a surcharge of 10 basis points on the additional insured deposits and an assessment of 50 to 100 basis points on qualifying senior unsecured debt issued under the debt guarantee segment of the program. The Bank elected to participate in both aspects of the TLGP and incurred the surcharge as a cost of such participation. The unlimited FDIC deposit insurance on funds in noninterest-bearing transaction deposit accounts will expire on December 31, 2012 and revert to the standard FDIC deposit insurance limit of $250,000.

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

The initial lease term ended in 2006, but was extended for five years when the Bank exercised the first of its three options to extend the lease. In 2011, the Bank exercised its second option to extend the lease for an additional five years such that the lease now ends in 2016. The Bank has a right of first refusal to purchase the building. The Bank’s annual rent, which is fixed in the terms of the lease, including during the option periods, is currently $172,110. The Bank is responsible for all costs to maintain the interior of the building, other than structural repairs, and for all real estate taxes.

When practical, the Bank seeks to sublease space within the building that is not needed for operations. The Bank of Southern Connecticut had no tenants during 2011.

Property at 445 West Main Street, Branford, Connecticut. The Bank of Southern Connecticut leases space at 445 West Main Street, Branford, Connecticut, the site of the Branford branch, which opened for business on October 7, 2002.

The current term of the Branford branch lease expires on September 30, 2012. The Bank of Southern Connecticut has an option to extend the lease for two additional five year terms. The annual base rent payable for the current term is $40,631 until September 30, 2012. The base rent for the option periods increases and is fixed in the lease. The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes.

Property at 1475 Whalley Avenue, New Haven, Connecticut. The Bank owns a one-acre site with a single story, stucco facility of approximately 2,822 square feet that is located at 1475 Whalley Avenue, New Haven, Connecticut. The Bank operates its Amity branch from this location.

Property at 24 Washington Avenue, North Haven, Connecticut. On February 16, 2006, the Company entered into a lease agreement to lease the facility at 24 Washington Avenue, North Haven, Connecticut, the site of The Bank of North Haven, a division of The Bank of Southern Connecticut. The facility was improved to accommodate the new branch, and $295,000 was expended for improvements, furnishings and equipment. The Bank of North Haven, a division of The Bank of Southern Connecticut, opened for operations on July 10, 2006. The lease is for an initial term of five years, with three successive five-year option periods. In 2011, the Bank exercised its first five-year option covering the period through April 30, 2016. Base rent is $43,133 annually until April 30, 2016. The base rent for the option periods increases and is fixed in the lease. The Bank is responsible for the pro rata share of operating expenses.

Property in Clinton, Connecticut. In June 2005, the Company purchased a one-acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property was $495,000. During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company in the sale of the property, and the property is classified as held for sale at December 31, 2011.

In December 2011, the Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut. The lease is for an initial term of five years, with two successive five-year option periods. Base rent is $26,400 annually until December 15, 2016. The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal in the purchase of the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes. Prior to December 2011, the Company had a lease agreement in place under similar terms and conditions with a different tenant. The Company and the former tenant mutually agreed to terminate this lease agreement in August 2011. The Company received $13,600 in rent for this Clinton, Connecticut property in 2011.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is quoted on the NYSE Amex under the symbol “SSE.”

The following table sets forth the high and low sales price per share of the Company’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31, 2011	$4.74	$4.15
June 30, 2011	$4.53	$3.10
September 30, 2011	$3.25	$1.65
December 31, 2011	$2.54	$1.51

March 31, 2010	$6.79	$2.81
June 30, 2010	$6.85	$5.66
September 30, 2010	$6.65	$5.51
December 31, 2010	$6.22	$3.25

Holders

There were approximately 100 registered shareholders of record of the Company’s Common Stock as of March 30, 2012.

Dividends

No cash dividends have been declared to date by the Company. Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future. The Company may, however, declare stock dividends at the discretion of its Board of Directors. No stock dividends were declared in 2011 and 2010.

The Company’s only significant operating subsidiary during 2011 is the Bank. The Company is dependent upon the ability of the Bank to declare and pay dividends to the Company. The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to prohibit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. “Net profits” is defined as the remainder of all earnings from current operations. In some instances, the FDIC may impose further restrictions on dividends. At December 31, 2011 and 2010, no cash dividends may be declared by the Bank without regulatory approval.

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

Overview

Southern Connecticut Bancorp, Inc. is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for The Bank of Southern Connecticut, a commercial bank serving New Haven, Connecticut and the surrounding communities. The Bank of Southern Connecticut commenced operations on October 1, 2001. The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank”), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital, Inc., which operated under the name “Evergreen Financial Services” (“Evergreen”) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operations of SCB Capital, Inc. Subsequent to July 31, 2010, the mortgage brokerage activities continued through the Bank.

The Company’s net loss for fiscal year 2011 was $2,738,000 (or basic and diluted loss per share of $1.01), compared to a net loss of $1,370,000 (or basic and diluted loss per share of $0.51) in fiscal year 2010.

The Company’s net losses for the years ended December 31, 2011 and 2010 were largely attributable to provisions for loan losses of $3,036,000 and $2,037,000, respectively. The increase in the provision for loan losses during 2011 when compared to 2010 was primarily related to commercial loans secured by real estate and construction and land loans that were severely impacted by prevailing economic conditions, as well as net increases in the general reserve allowances on performing loans resulting primarily from the Company’s increased loan charge-off experience and changes to qualitative factors considered in determining the general reserve discussed in more detail under “Allowance for Loan Losses”.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the year ended December 31, 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio); decreases in loan volume, and increases in liability volumes, which were partially offset by lower rates paid on interest bearing liabilities;

●
Noninterest income decreased primarily because of lower rental income and decreases in service charges and fees resulting from changes in the business practices of customers of the Bank, which was partially offset by recognition of a gain on a derivative financial instrument during 2011; and

●
Noninterest expenses increased during 2011 compared to 2010 due to an increase in other operating expenses, which was partially offset by lower salaries and benefits expense as well as a decline in the cost of FDIC Insurance. The increase in other operating expenses for 2011 when compared to 2010 was primarily related to an increase in foreclosed and repossessed asset expenses and write-downs; loan related collection expenses including legal and appraisal fees; and increases in directors fees. The decrease in salaries and benefits expense during 2011 when compared to 2010 was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank. These cost savings were partially offset by the salary and expenses attributable to the hiring of a Chief Executive Officer in October, 2011. FDIC insurance expense decreased during 2011 when compared to 2010 primarily due to (i) the FDIC changing the deposit insurance assessment base from total deposits to total assets less tangible equity effective April 1, 2011 and (ii) to the FDIC decreasing the deposit insurance assessment rates.

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

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL”) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank”), pursuant to which the Company would merge with and into Newco, with Newco being the surviving corporation. This proposed merger was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Selected Operating and Balance Sheet Data –
Years Ended December 31, 2011 and December 31, 2010
Operating Data	2011	2010
Interest income	$7,137,608	7,546,900
Interest expense	1,950,318	2,026,870
Net interest income	5,187,290	5,520,030
Provision for loan losses	3,036,340	2,037,115
Noninterest income	579,358	602,759
Noninterest expenses	5,468,225	5,455,412
Net loss	(2,737,917)	(1,369,738)
Basic and diluted loss per share	(1.01)	(0.51)

Balance sheet data
Cash and due from banks	$18,167,794	12,194,212
Short-term investments	6,764,409	8,643,548
Interest bearing certificates of deposit	99,426	99,426
Investment securities	3,849,847	1,749,726
Loans, net	111,644,142	124,857,040
Total assets	145,969,905	152,454,555
Total deposits	132,630,681	135,821,459
Repurchase agreements	68	395,410
Total shareholders’ equity	11,545,933	14,281,376
Book value per share	4.28	5.30

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen (through July 31, 2010), and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010 the Company discontinued its licensed mortgage brokerage business associated with Evergreen, but continued its mortgage banking activities through the Bank.

Assets

The Company’s total assets were $146.0 million as of December 31, 2011, a decrease of $6.4 million from $152.4 million as of December 31, 2010. The $6.4 million decrease in total assets was primarily attributable to a $13.2 million decrease in net loans receivable, which was partially offset by increases in cash and cash equivalents and available for sale securities of $4.1 million and $2.1 million, respectively. Earning assets comprised $124.7 million of the total assets at December 31, 2011 and consisted of short-term investments, interest-bearing certificates of deposit, available for sale securities and loans receivable, which collectively decreased $13.5 million from the prior fiscal year end. The Company maintained liquidity by maintaining balances in short-term investments, primarily money market mutual funds and overnight investments at the Federal Reserve Bank, to provide funding for higher yielding loans as such loans were approved. As of December 31, 2011 and 2010, short-term investment balances were $6.8 million and $8.6 million, respectively. Investment securities classified as available for sale were $3.8 million and $1.7 million as of December 31, 2011 and 2010, respectively. The gross loan portfolio was $113.9 million and $127.6 million as of December 31, 2011 and 2010, respectively, a decrease of $13.7 million. The allowance for loan losses of $2.3 million at December 31, 2011 decreased $0.5 million when compared to the allowance for loan losses at December 31, 2010.

Investments

The amortized cost of the Company’s investments increased $2.1 million during 2011, representing the difference between purchases of new securities ($25.2 million) and securities that matured ($23.1 million).

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2011, and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

			Over
		Over	Five
		One Year	Years				Weighted
	One Year	Through	Through	Over	No		Average
Available for sale	or Less	Five Years	Ten Years	Ten Years	Maturity	Total	Yield
U.S. Treasury Bill	$3,850,000	$-	$-	$-	$-	$3,850,000	0.02%

Weighted Average Yield	0.02%	0.00%	0.00%	0.00%	0.00%	0.02%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2011:

	Amortized	Fair
December 31, 2011	Cost	Value
U.S. Treasury	$3,850,000	$3,849,847

Please see also, “Notes to Consolidated Financial Statements.”

Loans

The Bank’s net loan portfolio was $111.6 million at December 31, 2011 versus $124.9 million at December 31, 2010, a decrease of $13.3 million. The Company attributes the decline in the net loan portfolio in 2011 to the combined effects of a decline in loan demand and the impact of charge-offs of loan balances during 2011. The Bank’s loans have been made to small to medium-sized businesses, primarily in the New Haven market area. There are no other significant loan concentrations in the loan portfolio.

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

The following table presents the maturities of loans in the Company’s portfolio at December 31, 2011 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total
Commercial loans secured by real estate	$16,600,223	$38,378,987	$12,268,955	$67,248,165	58.95%
Commercial	21,466,282	7,464,665	2,788,282	31,719,229	27.81%
Construction and land	1,917,283	105,360	286,957	2,309,600	2.02%
Residential mortgages	2,218,288	5,673,836	4,673,304	12,565,428	11.01%
Consumer	95,125	139,816	-	234,941	0.21%
Total	$42,297,201	$51,762,664	$20,017,498	$114,077,363	100.00%

Fixed rate loans	$14,736,839	$7,728,732	$17,862,535	$40,328,106
Variable rate loans	27,560,362	44,033,932	2,154,963	73,749,257
Total	$42,297,201	$51,762,664	$20,017,498	$114,077,363

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

Most TDRs are placed on nonaccrual status at the time of restructuring, and continue on nonaccrual status until they have performed under the revised terms of the modified loan agreement for a minimum of six months. In certain instances, for TDRs that are on accrual status at the time the loans are restructured, the Bank may continue to classify the loans as accruing loans based upon the terms and conditions of the restructuring. At December 31, 2011, the Bank had two commercial loans secured by real estate classified as TDRs on nonaccrual status and one commercial loan classified as a TDR on accrual status. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At December 31, 2011, all TDRs have been performing in accordance with the restructured terms.

Impairment analysis is performed on a loan by loan basis for all modified commercial loans, residential mortgages and consumer loans that are deemed to be TDRs, and related charge-offs are recorded or specific reserves are established as appropriate. Commercial loans include loans categorized as commercial loans secured by real estate, commercial loans, and construction and land loans. Impairment is measured by the present value of expected future cash flows discounted at the loan’s effective interest rate. The original contractual interest rate for the loan is used as the discount rate for fixed rate loan modifications. The current rate is used as the discount rate when the loan’s interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

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

General valuation allowances are calculated based on the historical loss experience of specific types of loans. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include analogous risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience. As both the Company’s asset size and outstanding loan balance increased significantly during 2010, beginning with the quarter ended March 31, 2011, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s calculations through December 31, 2010. The Company increased the weighting of its loss experience from 25% to 50%. The Company intends to weight the Company’s loss experience more heavily in determining the allowance for loan loss provision as the size of the Company’s loan portfolio becomes more significant. The historical loss period was extended by an additional year from the loss period utilized through December 31, 2010, which is considered more representative of average annual losses inherent in the loan portfolio. For the year ended December 31, 2011, the provision for loan losses was $31,000 lower as a result of the combined effect of these changes.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,300,000 or 2.02% of gross loans outstanding at December 31, 2011 is adequate, under prevailing economic conditions, to absorb losses on existing loans.

At December 31, 2010, the allowance for loan losses was $2,787,000 or 2.18% of gross loans outstanding. The decrease in the allowance at December 31, 2011 compared to December 2010 was attributable to a $1,208,000 decrease in the specific component of the allowance, which was partially offset by a $721,000 increase in the general component of the allowance. The decrease in the specific component of the allowance was due to a decrease in specific reserves totaling $664,000 for loans charged off during 2011 that were classified as impaired at December 31, 2010; receipt of $181,000 in principal payments; a $257,000 increase in the amount of collateral available to the Bank as a result of payments being made by the borrower on a first mortgage in a superior position to the Bank for a loan that was impaired at both December 31, 2011 and December 31, 2010, and a decrease of $110,000 relating to a loan classified as impaired at December 31, 2010 that returned to performing status in 2011. This decrease was partially offset by an increase in specific reserves totaling $4,000 relating to an impaired loan restructured in a troubled debt restructuring during the year ended December 31, 2011.

The increase in the general component of the reserve between December 31, 2010 and December 31, 2011 amounted to $721,000, of which $930,000 was due to changes in the reserve factors, which was partially offset by $209,000 due to a decline in loan volume. The $930,000 increase resulting from changes in general reserve factors consisted of $445,000 attributable to changes to the qualitative factors and $485,000 which consisted of changes in the quantitative factors due to the Company’s increased charge-off experience in 2011.

The Company had $3,536,000 in loan charge-offs in 2011, of which $2,543,000 was for loans that were not impaired at December 31, 2010; $664,000 was related to loans that had specific reserves at December 31, 2010 and for which losses were confirmed in 2011; and $329,000 was for loans identified as impaired at December 31, 2010 that the Company determined to accept a lower than anticipated collateral value to ensure timely disposition of the properties. Of the $3,536,000 in loan charge-offs in 2011, approximately $1.7 million was for commercial loans secured by real estate and $1.6 million was for commercial loans, each of which were severely impacted by current economic conditions. The $2,543,000 of loans charged off in 2011 that were not impaired at December 31, 2010 consisted primarily of one commercial loan secured by real estate and one commercial loan that began showing signs of deterioration in 2011. These loans were evaluated and confirmed to be impaired. The commercial loan secured by real estate was severely impacted by competitive pressures and unfavorable market conditions that resulted in the borrower’s business discontinuing operations in early 2011. The loan was secured by accounts receivable and commercial real estate. The Company received a listing of accounts receivable serving as collateral for the balance of the borrower’s loan. Upon analysis, the Company determined that the accounts receivable and commercial real estate serving as collateral for the loan were insufficient to repay the loan, resulting in a direct charge-off of $913,000, after collection of approximately $57,000 in business assets securing the loan. In addition, during the Company’s review of the financial statements of a borrower whose commercial loan was secured by UCC Filings on business assets and real estate that had been performing under the terms and conditions of the loan, it was determined that there was a lack of demonstrable cash flows from business operations to enable the borrower to continue to meet its debt service obligations. The Company evaluated the collateral supporting the loan and determined that there was a shortfall, which resulted in a partial charge-off of $636,000. The significant increase in charge-offs in 2011 compared to 2010 was the result of the impact on businesses from the continued general weakness in the economy as described above, as well as increased efforts by the Company to identify problem loans. During 2011, the Company conducted, as described above, a comprehensive review of its loan portfolio to identify and adequately provide for problem loans. The Company employed the services of two independent loan review companies in late 2011 and early 2012 that have confirmed the Company’s assessment of its loan portfolio.

The Company’s net loan charge-offs in 2011 exceeded its estimates of losses inherent in the portfolio at the beginning of the year. These loan losses reflected the economic and market changes in 2011 that affected borrowers. At December 31, 2010, the allowance included $1.2 million in specific impaired loan reserves compared to $4,000 of such reserve at December 31, 2011. Generally, the Company recognized specific reserves for its estimate of impairment losses relating to collateral dependent impaired loans. During the fourth quarter of 2011, the Company determined to record any measured impairment on its impaired loans as a charge to the allowance for loan losses rather than establishing a specific reserve amount for such impaired loans, effectively eliminating the Company’s specific impairment reserve component of the allowance. The Company estimates that $1.3 million of charge offs during 2011 relate to such impairments. Included in these charge-offs were $905,000 and $351,000 in commercial loans and commercial loans secured by real estate, respectively. In addition, while overall loan payment performance remained within the expected range throughout the year, the Company undertook an initiative to aggressively identify and provide for potential problem loans. In order to reduce the Company’s exposure to problem loans and potential problem loans, management took actions to reduce these exposures through loan modifications and partial or complete charge-offs. Management believes this approach has identified the impairment risk in the loan portfolio and, therefore, management believes the current allowance for loan losses to be adequate to absorb losses inherent in the Company’s loan portfolio. Further, management also believes that any strengthening of the economy and or improvement of the real estate markets may result in the recovery of a portion of the losses recorded on its impaired loans.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The table below details the changes in the allowance for loan losses for the years ended December 31, 2011 and 2010:

	2011	2010
Balance at beginning of year	$2,786,641	$2,768,567
Provision for loan losses	3,036,340	2,037,115
Recoveries of loans previously charged-off:
Commercial	10,253	2,674
Consumer	2,301	5,047
Total recoveries	12,554	7,721
Loans charged-off:
Commercial	(1,590,419)	(1,937,963)
Commercial loans secured by real estate	(1,743,112)	(84,387)
Residential mortgages	(192,704)	-
Consumer	(9,675)	(4,412)
Total charge-offs	(3,535,910)	(2,026,762)
Balance at end of period	$2,299,625	$2,786,641

Net charge-offs to average loans	(2.90%)	(1.63%)

The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2011		2010
		Percent of
		Loans in		Percent of
	Allowance	Each	Allowance	Loans in Each
	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
Commercial loans secured by real estate	$1,122,699	58.95%	$1,587,196	58.21%
Commercial	965,979	27.81%	821,981	29.82%
Construction and land	20,431	2.02%	55,182	2.07%
Residential mortgages	187,224	11.01%	316,146	9.64%
Consumer	3,292	0.21%	6,136	0.26%
	$2,299,625	100.00%	$2,786,641	100.00%

Non-Performing Assets and Potential Problem Loans

The following represents nonperforming assets and potential problem loans at December 31, 2011 and 2010:

Non-accrual loans:	2011	2010
Commercial loans secured by real estate	$787,311	$4,844,823
Commercial	1,707,720	560,140
Construction and land	1,420,156	-
Residential mortgages	554,678	731,604
Consumer	1,460	-
Total non-accrual loans	4,471,325	6,136,567

Troubled debt restructured loans:
Commercial Loans Secured by Real Estate (represents non-accrual loans not included in Total non-accrual loans above)	1,314,030	-
Commercial	1,899,342	280,482
Foreclosed assets:
Commercial	374,211	127,453
Total non-performing assets	$8,058,908	$6,544,502

Ratio of non-performing assets to:
Total loans and foreclosed assets	7.05%	5.24%
Total assets	5.52%	4.29%
Accruing past due loans:
30 to 89 days past due	$1,392,936	$1,649,941
90 or more days past due	-	205,262
Total accruing past due loans	$1,392,936	$1,855,203

Ratio of accruing past due loans to total net loans:
30 to 89 days past due	1.22%	1.32%
90 or more days past due	0.00%	0.16%
Total accruing past due loans	1.22%	1.48%

Deposits

Total deposits were $132.6 million at December 31, 2011, a decrease of $3.2 million (2.3%) in comparison to total deposits at December 31, 2010 of $135.8 million. Non-interest bearing deposits were $31.0 million at December 31, 2011, an increase of $1.0 million (3.4%) from $30.0 million at December 31, 2010. Total interest bearing checking, money market and savings deposits increased $10.7 million or 23.9% to $55.7 million at December 31, 2011 from $45.0 million at December 31, 2010. Time deposits decreased to $45.9 million at December 31, 2011 from $60.9 million at December 31, 2010, a $15.0 million or 24.6% decrease. Included in time deposits at December 31, 2011 and December 31, 2010 were $9.1 million and $10.7 million, respectively, in brokered deposits. This included the Company’s placement of $2.2 million in customer deposits at both December 31, 2011 and 2010 and the purchase of $4.2 million and $3.3 million, respectively, at December 31, 2011 and 2010 in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

The Bank maintains relationships with several deposit brokers and could utilize the services of one or more of these brokers if management determines that issuing brokered certificates of deposit would be in the best interest of the Bank and the Company.

The Greater New Haven Market is highly competitive. The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services. The level of rates offered by the Bank reflects the high level of competition in its market.

At December 31, 2011, the Bank’s maturities of time deposits were:

	$100,000	Less than
( Thousands of dollars)	or greater	$100,000	Totals
Due within:
Three months or less	$7,670	$4,770	$12,440
Over three months to six months	6,017	4,384	10,401
Over six months to one year	3,602	5,110	8,712
Over one year to two years	2,383	2,183	4,566
Over two years to three years	1,648	804	2,452
Over three years	4,934	2,406	7,340
	$26,254	$19,657	$45,911

Other

The increase in other assets of $615,000 was attributable mainly to proceeds due to the Bank for net settlement proceeds on the foreclosure sale of the real estate collateral securing the Bank’s participation in a commercial loan.

Results of Operations

The Company’s net loss for fiscal year 2011 was $2,738,000 (or basic and diluted loss per share of $1.01), compared to a net loss of $1,370,000 (or basic and diluted loss per share of $0.51) in fiscal year 2010.

The Company’s net losses for the years ended December 31, 2011 and 2010 were largely attributable to provisions for loan losses of $3,036,000 and $2,037,000, respectively. The increase in the provision for loan losses during 2011 when compared to 2010 was primarily related to commercial loans secured by real estate and construction and land loans that were severely impacted by prevailing economic conditions, as well as net increases in the general reserve allowances on performing loans resulting primarily from the Company’s increased loan charge-off experience and changes to qualitative factors considered in determining the general reserve discussed in more detail under “Allowance for Loan Losses”.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the year ended December 31, 2011, when compared to the same period of 2010, were influenced by the following factors:

●
Net interest income decreased due to the combined effects of lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio); decreases in loan volume; and increases in liability volumes, which were partially offset by lower rates paid on interest bearing liabilities;

●
Noninterest income decreased primarily because of lower rental income and decreases in service charges and fees resulting from changes in the business practices of customers of the Bank, which was partially offset by recognition of a gain on a derivative financial instrument during 2011; and

●
Noninterest expenses increased during 2011 compared to 2010 due to an increase in other operating expenses, which was partially offset by lower salaries and benefits expense as well as a decline in the cost of FDIC Insurance. The increase in other operating expenses for 2011 when compared to 2010 was primarily related to an increase in foreclosed and repossessed asset expenses and write-downs; loan related collection expenses including legal and appraisal fees; and increases in directors fees. The decrease in salaries and benefits expense during 2011 when compared to 2010 was primarily due to a reduction in staffing levels for SCB Capital, Inc. and expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank. These cost savings were partially offset by the salary and expenses attributable to the hiring of a Chief Executive Officer in October, 2011. FDIC insurance expense decreased during 2011 when compared to 2010 primarily due to the FDIC changing the deposit insurance assessment base from total deposits to total assets less tangible equity effective April 1, 2011 and due to the FDIC decreasing the deposit insurance assessment rates.

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

For the year ended December 31, 2011, net interest income was $5,187,000 versus $5,520,000 for the same period in 2010. The $333,000 or 6.0% decrease was the result of a $410,000 decrease in interest income which was partially offset by a $77,000 decrease in interest expense. This net decrease was primarily the result of decreased asset volumes, lower yields on interest earning assets and increases in average balances on interest bearing liabilities, which were partially offset by lower rates on interest bearing liabilities.

The Company’s average total interest earning assets were $133.3 million for the period ended December 31, 2011, compared to $137.2 million for the same period in 2010, a decrease of $3.9 million or 2.8%. The decrease in average interest earning assets of $3.9 million during the year ended December 31, 2011 was comprised of decreases in average balances of loans of $2.3 million, as well as decreases in average balances of short-term and other investments of $1.3 million and investments of $350,000.

The yield on average interest earning assets for the period ended December 31, 2011 was 5.35% compared to 5.50% for the same period in 2010, a decrease of 15 basis points. The decrease in the yield on average interest earning assets was primarily attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment.

The combined effects of the $3.9 million decrease in average balances of interest earning assets and the 15 basis point decrease in yield on average interest earning assets resulted in the $410,000 decrease in interest income for the year ended December 31, 2011 when compared to the year ended December 31, 2010.

The average balance of the Company’s interest bearing liabilities was $114.6 million for the period ended December 31, 2011 compared to $103.0 million for the period ended December 31, 2010, an increase of $11.6 million or 11.26%. The cost of average interest bearing liabilities decreased 27 basis points to 1.70% for the period ended December 31, 2011 compared to 1.97% for the same period in 2010, which was primarily due to a general decrease in market interest rates.

        The effects of the 27 basis point decrease in the cost of average interest bearing liabilities, which was partially offset by the $11.6 million increase in average balances of interest bearing liabilities, resulted in the $77,000 decrease in interest expense for the year ended December 31, 2011 when compared to the year ended December 31, 2010.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2011 and 2010.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
	2011			2010

		Interest			Interest		Change	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1)(2)	$121,506	$7,046	5.80%	$123,778	$7,446	6.02%	$(400)	$(2,272)
Short-term and other investments	8,808	91	1.03%	10,068	89	0.88%	2	(1,260)
Investments	2,959	-	0.00%	3,309	12	0.36%	(12)	(350)
Total interest earning assets	133,273	7,137	5.35%	137,155	7,547	5.50%	(410)	(3,882)
Cash and due from banks	22,798			9,870				12,928
Premises and equipment, net	2,104			2,357				(253)
Allowance for loan losses	(2,520)			(2,907)				387
Other	3,127			2,748				379
Total assets	$158,782			$149,223				$9,559
Interest bearing liabilities
Time certificates	$61,806	1,293	2.09%	$61,018	1,426	2.34%	(133)	$788
Savings deposits	2,611	14	0.54%	2,400	16	0.67%	(2)	211
Money market / checking deposits	47,951	471	0.98%	36,697	405	1.10%	66	11,254
Capital lease obligations	1,166	171	14.67%	1,172	175	14.93%	(4)	(6)
Repurchase agreements	1,011	1	0.10%	1,667	5	0.30%	(4)	(656)
Total interest bearing liabilities	114,545	1,950	1.70%	102,954	2,027	1.97%	(77)	11,591

Non-interest bearing deposits	29,546			29,636				(90)
Accrued expenses and other liabilities	745			835				(90)
Shareholder’s equity	13,946			15,798				(1,852)
Total liabilities and equity	$158,782			$149,223				$9,559
Net interest income		$5,187			$5,520		$(333)

Interest spread			3.65%			3.53%
Interest margin			3.89%			4.02%

(1) Average balance includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

Rate Volume Variance Analysis

The following table summarizes the variance in interest income and expense for 2011 and 2010 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2011 vs 2010
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$(133)	$(267)	$(400)
Short-term and other investments	(11)	13	2
Investments	(1)	(11)	(12)
Total interest earning assets	(145)	(265)	(410)

Interest bearing liabilities
Time certificates	18	(151)	(133)
Savings deposits	1	(3)	(2)
Money market / checking deposits	114	(48)	66
Capital lease obligations	(1)	(3)	(4)
Repurchase agreements	(2)	(2)	(4)
Total interest bearing liabilities	130	(207)	(77)
Net interest income	$(275)	$(58)	$(333)

The decrease in net interest income during 2011 reflected a $3.9 million decrease in total average interest earning asset balances to $133.3 million for the year ended December 31, 2011 when compared to the same period of 2010 as well as a $11.6 million increase in average interest bearing liabilities to $114.6 million for the year ended December 31, 2011 from $103.0 million in the same period of 2010 and a decrease in the yields on interest earning assets to 5.35% for the year ended December 31, 2011 from 5.50% in the same period of 2010. The combined effects of these changes were partially offset by a decrease in rates on interest bearing liabilities to 1.70% for the year ended December 31, 2011 from 1.97% for the same period in 2010. Overall, the decrease in net interest income attributed to volume changes was $275,000 and the decrease attributed to interest rate changes was $58,000. Interest income from interest earning assets decreased by $410,000 in 2011 compared to 2010 because of a $265,000 decrease due to a decline in interest rates and a $145,000 decrease due to volume considerations. Variances in the cost of interest bearing liabilities during the year ended December 31, 2011 in comparison to the same period in 2010 were due to decreased rate considerations of $207,000 which were partially offset by increased volume considerations of $130,000.

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

The following are measurements of the Company’s results of operations in relation to assets and equity, and average equity to average assets for the years ended December 31, 2011 and 2010:

	2011	2010
Loss on average assets	(1.72%)	(.92%)
Loss on average equity	(19.63%)	(8.67%)
Average equity to average assets	8.78%	10.59%

Provision for Loan Losses

The Bank’s provision for loan losses was $3,036,000 for the year ended December 31, 2011 compared to $2,037,000 for the year ended December 31, 2010. The increase in the provision is primarily due to increased charge-offs related to commercial loans secured by real estate and construction and land loans that have been severely impacted by prevailing economic conditions, as well as a net increase in the general reserve allowance on performing loans resulting from the Company’s increased loan charge-off experience and changes to qualitative factors considered in determining the general reserve, discussed in more detail under “Allowance for Loan Losses”.

Noninterest Income

Total noninterest income decreased $24,000 to $579,000 for the year ended December 31, 2011 compared to the same period in 2010. The decline in noninterest income for the year ended December 31, 2011 was due to a $70,000 decline in service charges and fees due to changes in business practices of customers of the Bank during 2011 and by a $29,000 gain on the sale of an available for sale security during 2010 with no similar gain recognized in 2011, which was partially offset by recognition of an $86,000 gain on a derivative financial instrument. Other noninterest income decreased $11,000 to $134,000 for the year ended December 31, 2011 from $145,000 in the same period in 2010, primarily due to a $10,000 decrease in rental income.

Noninterest Expenses

Total noninterest expense was $5,536,000 for the year ended December 31, 2011 compared to $5,467,000 for the same period in 2010, a decrease of $69,000 or 1.3%.

Salaries and benefits expense declined $343,000 to $2,654,000 for the year ended December 31, 2011 from $2,997,000 for the same period in 2010. The decrease was primarily due to a reduction in staffing levels for SCB Capital, Inc., expense savings attributable to the departure of the former President of the Company and the Bank in April 2011 and open staff positions at the Bank. These cost savings were partially offset by the salary and benefit expenses attributable to the hiring of a Chief Executive Officer in October 2011.

Occupancy and equipment expense of $661,000 for the year ended December 31, 2011 was relatively unchanged compared to $663,000 for the same period in 2010.

Professional services expense decreased by $12,000 to $426,000 for the year ended December 31, 2011 from $438,000 for the same period in 2010. This decrease was primarily due to professional services expense for the year ended December 31, 2010 that included legal and accounting fees related to the proposed merger with Naugatuck Valley Financial Corporation, which was mutually terminated by the merger parties on November 12, 2010 due to an inability to obtain regulatory approval of the transaction.

Fees for data processing and other outside services declined $36,000 to $390,000 for the year ended December 31, 2011 from $426,000 for the same period in 2010. The decrease was primarily due to benefits the Company realized on the renewal of certain related service contracts.

FDIC insurance expense decreased by $30,000 for the year ended December 31, 2011 to $215,000 from $245,000 in 2010 primarily due to (i) the FDIC changing the deposit insurance assessment base, from total deposits to total assets less tangible equity, effective April 1, 2011 and (ii) the FDIC decreasing the deposit insurance assessment rates.

Directors’ fees increased by $52,000 for the year ended December 31, 2011 to $298,000 from $246,000 in 2010. The increase included a $105,000 increase in director fees related to an annual stipend of $15,000 payable to each director of the Bank effective January 1, 2011, which was partially offset by a decline in costs associated with director meetings held in 2011.

Loan collection expenses increased to $160,000 for the year ended December 31, 2011compared to $56,000 in 2010. The $104,000 increase during 2011 was attributable to the loan collection efforts associated with the significant increase in loan charge-offs in 2011, discussed in more detail under Allowance for Loan Losses.

Insurance expense increased by $20,000 to $85,000 for the year ended December 31, 2011 from $65,000 in 2010, primarily due to increased costs in 2011 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

Other real estate owned expenses (OREO) increased by $81,000 to $93,000 for the year ended December31, 2011 with no such expense in 2010. The increase during 2011 was related to foreclosed and repossessed asset expenses and write-downs recorded on three OREO properties that resulted from a decline in the appraised value of the properties during 2011.

The Bank incurred a loss on the sale of an OREO property of $51,000 during 2011 with no such loss in 2010.

Other operating expenses increased by $103,000 to $347,000 for the year ended December 31, 2011 compared to the same period in 2010 primarily due to a $57,000 write-down of other assets held for sale due to a decline in the appraised value of the property and an increase in other miscellaneous expenses totaling $46,000.

Off-Balance-Sheet Arrangements

See Note 14 to the accompanying Consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

The Company’s liquidity position as of December 31, 2011 and 2010 consisted of liquid assets totaling $28.9 million and $22.7 million, respectively. This represents 19.8% and 14.9% of total assets at December 31, 2011 and 2010, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, short-term investments, interest-bearing certificates of deposit and securities available for sale. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following table illustrates the Company’s and Bank’s regulatory capital ratios at December 31, 2011 and 2010:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2011	2010	Target Ratio	2011	2010	Target Ratio
Total Capital to Risk Weighted Assets	10.88%	11.91%	8.00%	10.28%	11.20%	8.00%
Tier 1 Capital to Risk Weighted Assets	9.62%	10.65%	4.00%	9.03%	9.94%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	7.41%	9.00%	4.00%	6.95%	8.39%	4.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations. To be considered “well capitalized” an institution must generally have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% As of December 31, 2011, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums. However, the Bank has agreed with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking to maintain a minimum Tier 1 leverage ratio of at least 8.0%. As a result of the Bank’s Tier 1 leverage ratio being 6.95% at December 31, 2011, the Bank developed a capital plan to increase its capital amounts and ratios and submitted such plan to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. Following receipt of regulatory approval, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain a minimum Tier 1 leverage ratio of at least 8.0%.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey & Pullen, LLP dated March 30, 2012 are included as part of this Form 10-K following page 50 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(d)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated into this Form 10-K by reference from the sections captioned “Proposal 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” in the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders (the “Definitive Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated into this Form 10-K by reference from the sections captioned “Executive Compensation” and “Director Compensation” in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2011:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
Plan Category	(a)	(b)	column (a)
Equity Compensation Plans approved by security holders	158,388	$7.76	336,882
Equity Compensation Plan not approved by security holders (1)	-	-	-
Total	158,388	$7.76	336,882

(1) The Company adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001, respectively. The Warrant Plans were not approved by security holders. Under the Warrant Plans, each director of the Company, other than Mr. Joseph V. Ciaburri (who served as the Chairman of the board of directors of the Company at the time), and each director of the Bank who is not a director of the Company, as of the initial public offering of the Company in July 2001, received a warrant to purchase one share of the Company common stock for each four shares purchased in the offering by such director or members of such director’s immediate family. Under the 2001 Supplemental Warrant Plan, certain organizers of the Company who are not directors, officers or employees of the Company or the Bank but who made contributions to the Company’s enterprise received a warrant to purchase one share of the Company common stock for each five shares purchased in the offering by such person or member of such person’s immediate family. The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which the Company’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. As of December 31, 2011, all warrants issued under the 2001 Warrant Plan and 2001 Supplemental Warrant Plan had expired.

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

Item 14. Principal Accountant Fees and Services.

McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. provide audit, audit-related and tax advisory and tax return preparation services for the Company and The Bank of Southern Connecticut. On December 1, 2011 McGladrey & Pullen, LLP acquired RSM McGladrey, Inc. The following table summarizes the fees provided in 2011 and 2010, respectively:

	2011	2010
Audit fees	$167,849	$150,774
Audit Related Fees	None	145,900
Tax fees	12,150	13,950
All Other fees	None	None

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of consolidated financial statements included in quarterly reports on Form 10-Q and annual reports on Form 10-K, and services connected with statutory and regulatory filings or engagements. Audit-related fees in 2010 were principally for services in connection with filings related to the proposed merger with NVSL. Tax service fees consist of fees for tax return preparation for the Company. There were no other fees for either period.

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

10.11
Form of Stock Option Agreement for Non-qualified Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.12
Form of Stock Option Agreement for Incentive Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.13
Employment Agreement, effective January 1, 2011, by and among the Registrant and The Bank of Southern Connecticut and John H. Howland covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010) #

10.14
Employment Agreement, effective January 1, 2011, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010) #

10.15
Employment Agreement, effective as of January 1, 2011, by and between Southern Connecticut Bancorp, Inc. and its subsidiary, The Bank of Southern Connecticut, and Sunil Pallan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2011) #

10.16
Employment Agreement, effective as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and its subsidiary, The Bank of Southern Connecticut, and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2012) #

10.17
Restricted Stock Agreement, dated as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2012) #

10.18	Bank of Southern Connecticut Director Retirement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2011) #

10.19	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on January 13, 2006) #

10.20
Form of Common Stock Award Agreement for Restricted Stock Awards granted under the 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on January 13, 2006) #

14.	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

21.	Subsidiaries (filed herewith)

23.	Consent of McGladrey & Pullen, LLP (filed herewith)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

101.INS	XBRL Instance Document* (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document* (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* (filed herewith)

101.DEF	Taxonomy Extension Definitions Linkbase Document* (filed herewith)

#	Management contract or compensatory plan or arrangement.

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

SOUTHERN CONNECTICUT BANCORP, INC.
(Registrant)

By:	/s/ JOSEPH J. GRECO
Name: Joseph J. Greco
Title: Chief Executive Officer
Date: March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Joseph J. Greco	March 30, 2012
Joseph J. Greco	Date
Chief Executive Officer

/s/ Stephen V. Ciancarelli	March 30, 2012
Stephen V. Ciancarelli	Date
Senior Vice President and Chief Financial Officer

/s/ Alphonse F. Spadaro, Jr.	March 30, 2012
Alphonse F. Spadaro, Jr.	Date
Acting Chairman and Director

/s/ Carl R. Borrelli	March 30, 2012
Carl R. Borrelli	Date
Director

/s/ James S. Brownstein, Esq.	March 30, 2012
James S. Brownstein, Esq.	Date
Director

/s/ Alfred J. Ranieri, Jr.	March 30, 2012
Alfred J. Ranieri, Jr.	Date
Director

/s/ Joshua H. Sandman, Ph.D.	March 30, 2012
Joshua H. Sandman, Ph.D.	Date
Director

/s/ Anthony M. Avellani	March 30, 2012
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

FINANCIAL STATEMENTS
December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Southern Connecticut Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company“) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut
March 30, 2012

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and December 31, 2010

ASSETS	2011	2010
Cash and due from banks (Note 2)	$18,167,794	$12,194,212
Short term investments	6,764,409	8,643,548
Cash and cash equivalents	24,932,203	20,837,760

Interest bearing certificates of deposit	99,426	99,426
Available for sale securities (at fair value) (Note 3)	3,849,847	1,749,726
Federal Home Loan Bank stock (Note 7)	66,100	66,100
Loans receivable (Note 4)
Loans receivable	113,943,767	127,643,681
Allowance for loan losses	(2,299,625)	(2,786,641)
Loans receivable, net	111,644,142	124,857,040
Accrued interest receivable	434,302	504,706
Premises and equipment (Note 5)	2,014,665	2,214,232
Other real estate owned	374,211	127,453
Other assets held for sale (Note 18)	315,000	372,758
Other assets	2,240,009	1,625,354
Total assets	$145,969,905	$152,454,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note 6)
Noninterest bearing deposits	$31,003,581	$29,970,070
Interest bearing deposits	101,627,100	105,851,389
Total deposits	132,630,681	135,821,459

Repurchase agreements	68	395,410
Capital lease obligations (Note 8)	1,161,938	1,168,954
Accrued expenses and other liabilities	631,285	787,356
Total liabilities	134,423,972	138,173,179

Commitments and Contingencies (Notes 7, 8 and 14)

Shareholders’ Equity (Notes 10 and 15)
Preferred stock, no par value; shares authorized: 500,000; none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2011 2,697,902; 2010 2,696,902	26,979	26,969
Additional paid-in capital	22,569,489	22,567,146
Accumulated deficit	(11,050,382)	(8,312,465)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	(153)	(274)
Total shareholders’ equity	11,545,933	14,281,376

Total liabilities and shareholders’ equity	$145,969,905	$152,454,555

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010

Interest Income:
Interest and fees on loans	$7,045,527	$7,445,909
Interest on securities	470	11,577
Interest on federal funds sold and short-term and other investments	91,611	89,414
Total interest income	7,137,608	7,546,900

Interest Expense:
Interest expense on deposits (Note 6)	1,778,005	1,847,054
Interest expense on capital lease obligations	171,504	174,397
Interest expense on repurchase agreements and other borrowings	809	5,419
Total interest expense	1,950,318	2,026,870

Net interest income	5,187,290	5,520,030

Provision for loan losses (Note 4)	3,036,340	2,037,115

Net interest income after provision for loan losses	2,150,950	3,482,915

Noninterest Income:
Service charges and fees	359,405	429,204
Change in fair value of derivative	86,434	-
Gain on sales of available for sale securities	-	28,979
Other noninterest income	133,519	144,576
Total noninterest income	579,358	602,759

Noninterest Expenses:
Salaries and benefits	2,654,370	2,997,470
Occupancy and equipment	660,985	663,333
Professional services	425,679	437,965
Data processing and other outside services	390,211	425,566
Directors fees	298,300	245,600
FDIC Insurance	214,509	245,108
Loan collection expenses	160,416	55,824
Other real estate owned expenses	93,409	-
Telephone & Communications	86,832	75,047
Insurance	84,987	65,289
Loss on sale of other real estate owned	51,141	-
Other operating expenses	347,386	244,210
Total noninterest expenses	5,468,225	5,455,412

Net loss	$(2,737,917)	$(1,369,738)

Basic and diluted loss per share	$(1.01)	$(0.51)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

	Number				Accumulated
	of		Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2009	2,695,902	$26,959	$22,560,100	$(6,942,727)	$(11,796)	$15,632,536

Comprehensive loss:
Net loss	-	-	-	(1,369,738)	-	(1,369,738)
Unrealized holding gain on available for sale securities	-	-	-	-	11,522	11,522
Total comprehensive loss						(1,358,216)

Restricted stock compensation	1,000	10	7,046	-	-	7,056

Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376

Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376
Comprehensive loss:
Net loss	-	-	-	(2,737,917)	-	(2,737,917)
Unrealized holding gain on available for sale securities	-	-	-	-	121	121
Total comprehensive loss						(2,737,796)

Restricted stock compensation	1,000	10	2,343	-	-	2,353

Balance, December 31, 2011	2,697,902	$26,979	$22,569,489	$(11,050,382)	$(153)	$11,545,933

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows From Operations
Net loss	$(2,737,917)	$(1,369,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	(7)	(10,945)
Provision for loan losses	3,036,340	2,037,115
Share based compensation	2,353	7,056
Change in fair value of derivative	(86,434)	-
Gain on sale of available for sale securities	-	(28,979)
Loss on sale of other real estate owned	51,141	-
Depreciation and amortization	258,763	277,618
Write-down of other real estate owned	94,630	-
Write-down of other assets held for sale	57,758	-
Increase in cash surrender value of life insurance	(39,973)	(40,409)
Changes in assets and liabilities:
Decrease in deferred loan fees	(2,582)	(16,411)
Decrease (increase) in accrued interest receivable	70,404	(24,209)
Decrease in other assets	71,647	263,166
Decrease in accrued expenses and other liabilities	(156,071)	(165,149)
Net cash provided by operating activities	620,052	929,115

Cash Flows From Investing Activities
Proceeds from maturities of interest bearing certificates of deposit	-	247,905
Purchases of available for sale securities	(25,199,993)	(61,914,463)
Principal repayments on available for sale securities	-	104,943
Proceeds from the sales of available for sale securities	-	2,179,604
Proceeds from maturities / calls of available for sale securities	23,100,000	60,151,387
Net decrease (increase) in loans receivable	9,096,232	(17,766,519)
Proceeds from sales of loans	-	626,517
Purchases of premises and equipment	(59,196)	(6,053)
Proceeds from the sale of other real estate owned	137,859	-
Capitalized costs related to other real estate owned	(7,375)	-
Net cash provided by (used in) investing activities	7,067,527	(16,376,679)

Cash Flows From Financing Activities
Net increase in demand, savings and money market deposits	11,763,052	7,700,023
Net (decrease) increase in certificates of deposit	(14,953,830)	10,565,894
Net (decrease) increase in repurchase agreements	(395,342)	101,078
Principal repayments on capital lease obligations	(7,016)	(6,309)
Net cash (used in) provided by financing activities	(3,593,136)	18,360,686
Net increase in cash and cash equivalents	4,094,443	2,913,122
Cash and cash equivalents
Beginning	20,837,760	17,924,638
Ending	$24,932,203	$20,837,760

See Notes to Consolidated Financial Statements
(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2011 and 2010

	2011	2010

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,973,780	$2,001,176

Income taxes	$750	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$956,513	$127,453

Transfer of loans receivable to other assets	$559,895	$-

Financing of sale of other real estate owned	$433,500	$-

Unrealized holding gains on available for sale securities arising during the period	$121	$11,522

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Southern Connecticut Bancorp, Inc. (the “Company“) is a bank holding company headquartered in New Haven, Connecticut that was incorporated on November 8, 2000. The Company’s strategic objective is to serve as a bank holding company for a community-based commercial bank serving primarily New Haven County (the “Greater New Haven Market“). The Company owns 100% of the capital stock of The Bank of Southern Connecticut (the “Bank“), a Connecticut-chartered bank with its headquarters in New Haven, Connecticut, and 100% of the capital stock of SCB Capital, Inc. The Company and its subsidiaries focus on meeting the financial services needs of consumers and small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market.

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

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market. The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million. The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, quick decision making processes and a high level of personalized, “high touch“ customer service.

SCB Capital, Inc. operated under the name “Evergreen Financial Services“ (“Evergreen“) as a licensed mortgage brokerage business through July 31, 2010. After reviewing the historical operations and results of Evergreen, and considering future prospects for the business, management determined that it was in the best interest of the Company to discontinue the mortgage brokerage operation of SCB Capital, Inc. Subsequent to July 31, 2010, the mortgage brokerage activities continued through the Bank.

On February 22, 2010, the Company entered into an Agreement and Plan of Merger with Naugatuck Valley Financial Corporation (“NVSL“) and Newco, a corporation to be formed by NVSL to be the holding company for Naugatuck Valley Savings and Loan (“NVSL Bank“), pursuant to which the Company would merge with and into Newco, with Newco being the surviving corporation. The Agreement and Plan of Merger was subsequently amended on September 17, 2010 to amend the consideration to be paid in the merger, extend the deadline for closing the merger and amend the conditions under which NVSL would be obligated to pay a termination fee to the Company.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

On November 12, 2010, the Company, NVSL and Newco entered into a Mutual Termination Agreement pursuant to which the parties mutually agreed to terminate the Agreement and Plan of Merger due to an inability to obtain regulatory approval of the proposed merger. In accordance with the terms and conditions of the Mutual Termination Agreement and the Agreement and Plan of Merger, as amended, NVSL paid a $350,000 termination fee to the Company on November 12, 2010 as partial reimbursement for the Company’s transaction expenses. The reimbursement was reflected as a reduction of professional fees in the 2010 financial statements.

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

The following is a summary of the Company’s significant accounting policies.

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

Interest-bearing certificates of deposit

Interest-bearing certificates of deposit are carried at cost. At December 31, 2011, the balance in interest-bearing cerificates of deposit was approximately $99,000, which consisted of a fixed rate certificate of deposit which will mature in June 2013.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Investments in debt and marketable equity securities

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as “held to maturity“ and recorded at amortized cost. “Trading“ securities, if any, are carried at fair value with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale“ and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

The Company evaluates securities for other-than-temporary impairment on a regular basis. The evaluation considers several factors, including the amount of the unrealized loss and the period of time the security has been in a loss position. When the Company does not intend to sell the security, and it is more-likely-than-not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment loss of a debt security in earnings, and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment loss recorded in other comprehensive income for the noncredit loss component of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security. There were no other-than-temporarily impaired debt securities at December 31, 2011 or 2010.

For equity securities, the entire decline in the value that is considered other-than-temporary is recognized into earnings. There were no equity securities held at December 31, 2011 or 2010.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

A modified loan is considered a troubled debt restructuring (“TDR“) when two conditions are met: (1) the borrower is experiencing documented financial difficulty and (2) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit characteristics. The most common types of modifications include interest rate reductions and/or maturity extensions. Modified terms are dependent upon the financial position and needs of the individual borrower, as the Bank does not employ modification programs for temporary or trial periods. All modifications are permanent. The modified loan does not revert back to its original terms, even if the modified loan agreement is violated. The Company’s workout committee continues to monitor the modified loan and if a re-default occurs, the loan is classified as a re-defaulted TDR and collection is pursued through liquidation of collateral, from guarantors, if any, or through other legal action.

Most TDRs are placed on nonaccrual status at the time of restructuring, and continue on nonaccrual status until they have performed under the revised terms of the modified loan agreement for a minimum of six months. In certain instances, for TDRs that are on accrual status at the time the loans are restructured, the Bank may continue to classify the loans as accruing loans based upon the terms and conditions of the restructuring. At December 31, 2011, the Bank had two commercial loans secured by real estate classified as TDRs on nonaccrual status and one commercial loan classified as a TDR on accrual status. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At December 31, 2011, all TDRs have been performing in accordance with the restructured terms.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Impairment analysis is performed on a loan by loan basis for all modified commercial loans, residential mortgages and consumer loans that are deemed to be TDRs, and related charge-offs are recorded or specific reserves are established as appropriate. Commercial loans include loans categorized as commercial loans secured by real estate, commercial loans, and construction and land loans. Impairment is measured by the present value of expected future cash flows discounted at the loan’s effective interest rate. The original contractual interest rate for the loan is used as the discount rate for fixed rate loan modifications. The current rate is used as the discount rate when the loan’s interest rate floats with a specified index. A change in terms or payments would be included in the impairment calculation.

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

General valuation allowances are calculated based on the historical loss experience of specific types of loans. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of loans in the pool. The Company’s pools of similar loans includes analogous risk-rated groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience. As both the Company’s asset size and outstanding loan balance increased significantly during 2010, beginning with the quarter ended March 31, 2011, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s calculations through December 31, 2010. The Company increased the weighting of its loss experience from 25% to 50%. The Company intends to weigh the Company’s loss experience more heavily in determining the allowance for loan loss provision as the size of the Company’s loan portfolio becomes more significant. The historical loss period was extended by an additional year from the loss period utilized through December 31, 2010, which is considered more representative of average annual losses inherent in the loan portfolio. For the year ended December 31, 2011, the provision for loan losses was $31,000 lower as a result of the combined effect of these changes.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Derivative financial instruments

All derivative financial instruments are recognized as assets at their fair value on the balance sheet with the changes in the fair value reported in current-period earnings. These instruments are classified on the balance sheet as other assets and the change in the fair value is recorded in the Consolidated Statement of Operations as change in fair value of derivatives. For the year ended December 31, 2011, the Company recognized change in fair value of $86,434 on these instruments. There was no such gain or loss recognized in 2010.

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
December 31, 2011 and 2010

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit more than fifty percent likely of being realized upon settlement with the applicable taxing authority. The Company recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. The Company has no liabilities for uncertain income tax positions at December 31, 2011 or 2010. The Company’s open tax years that remain subject to examination by the relevant taxing authorities are 2008, 2009 and 2010.

Interest and penalties related to income taxes, if any, are recorded within the provision for income taxes.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen (through July 31, 2010), and subsequently, the continuation of mortgage brokerage activities through the Bank, and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010, the Company discontinued its licensed mortgage brokerage business associated with Evergreen.

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
December 31, 2011 and 2010

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

•
In the roll-forward of activity for Level 3 fair value measurements (significant unobservable inputs), purchases, sales, issuances, and settlements should be presented separately (on a gross basis rather than as one net number).

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

The new disclosures and clarifications of existing disclosures were effective for the Company for the quarter ended March 31, 2010, except for the disclosures included in the roll-forward of activity for Level 3 fair value measurements, which became effective for the Company beginning in the quarter ended March 31, 2011. Adoption of this guidance did not affect the Company’s financial statements.

See Note 17 for additional information regarding fair value.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU“) No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in Accounting Standards Codification Section 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  This ASU indicates that creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-02 for the Company was the quarter ended September 30, 2011. The Company adopted the methodologies prescribed by this ASU for the quarter ended September 30, 2011 and applied the guidance retrospectively to the beginning of 2011. Adoption of this guidance did not have a material effect on the Company’s financial statements.

In April 2011, the FASB amended its guidance relating to repurchase agreements. The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Instead, the amendments focus the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amended guidance is effective for transactions or modifications of existing transactions that occur in interim and annual periods beginning on or after December 15, 2011. These amendments are not expected to have a material impact on the Company’s consolidated financial statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company is currently evaluating which presentation option it will utilize for comprehensive income in its consolidated financial statements. The adoption of this guidance will not impact the Company’s financial position, results of operations or cash flows and will only impact the presentation of other comprehensive income in the financial statements.

Reclassifications

Certain amounts included in the 2010 consolidated financial statements have been reclassified to conform with the 2011 presentation. Such reclassifications had no impact on Net Loss.

Note 2. Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. At December 31, 2011 and 2010, the Company was required to have cash and liquid assets of approximately $582,000 and $685,000, respectively, to meet these requirements. In addition, at both December 31, 2011 and 2010, the Company was required to maintain $125,000 in the Federal Reserve Bank for clearing purposes.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 3. Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2011 and 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,850,000	$-	$(153)	$3,849,847

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,750,000	$-	$(274)	$1,749,726

The following tables present the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2011 and 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,849,847	$153	$-	$-	$3,849,847	$153

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$1,749,726	$274	$-	$-	$1,749,726	$274

At December 31, 2011 and 2010, the Company had five and one available for sale securities in an unrealized loss position, respectively.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The amortized cost and fair value of available for sale debt securities at December 31, 2011 by contractual maturity are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$3,850,000	$3,849,847

At December 31, 2011 and 2010, available for sale securities with a carrying value of $3,849,847 and $1,749,726, respectively, were pledged as collateral under repurchase agreements with Bank customers and to secure public deposits.

There were no sales of investment securities during the year ended December 31, 2011. There were sales of approximately $2,180,000 of investment securities during the year ended December 31, 2010 which resulted in gains of $28,979.

Note 4. Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Commercial loans secured by real estate	$67,248,165	$74,383,181
Commercial	31,719,229	38,098,772
Residential mortgages	12,565,428	12,325,065
Construction and land	2,309,600	2,639,856
Consumer	234,941	332,985
Total loans	114,077,363	127,779,859
Net deferred loan fees	(133,596)	(136,178)
Allowance for loan losses	(2,299,625)	(2,786,641)
Loans receivable, net	$111,644,142	$124,857,040

The Company services certain loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximated $13,143,000 and $13,247,000 as of December 31, 2011 and 2010, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2011 and 2010, was $7,991 and $13,045, respectively. No impairment charges related to servicing rights were recognized during the years ended December 31, 2011 and 2010.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for (credit to) loan losses	1,278,615	1,724,164	63,782	(34,751)	4,530	3,036,340
Loans charged-off	(1,743,112)	(1,590,419)	(192,704)	-	(9,675)	(3,535,910)
Recoveries of loans previously charged-off	-	10,253	-	-	2,301	12,554
Net charge-offs	(1,743,112)	(1,580,166)	(192,704)	-	(7,374)	(3,523,356)
Balance at end of period	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625

Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,122,699	$961,581	$187,224	$20,431	$3,292	$2,295,227
Loans individually evaluated for impairment	-	4,398	-	-	-	4,398
Balance at end of period	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625

Period-end loan balances:	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Loans collectively evaluated for impairment	$65,146,824	$28,112,167	$12,010,750	$889,444	$233,481	$106,392,666
Loans individually evaluated for impairment	2,101,341	3,607,062	554,678	1,420,156	1,460	7,684,697
Total	$67,248,165	$31,719,229	$12,565,428	$2,309,600	$234,941	$114,077,363

December 31, 2010	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,530,085	$810,968	$329,956	$90,274	$7,284	$2,768,567
Provision for loan losses	141,498	1,946,302	(13,810)	(35,092)	(1,783)	2,037,115
Loans charged-off	(84,387)	(1,937,963)	-	-	(4,412)	(2,026,762)
Recoveries of loans previously charged-off	-	2,674	-	-	5,047	7,721
Net charge-offs	(84,387)	(1,935,289)	-	-	635	(2,019,041)
Balance at end of period	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641

Period-end amount allocated to:
Loans collectively evaluated for impairment	$691,302	$697,405	$124,021	$55,182	$6,136	$1,574,046
Loans individually evaluated for impairment	895,894	124,576	192,125	-	-	1,212,595
Balance at end of period	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The following information relates to impaired loans as of and for the years ended December 31, 2011 and December 31, 2010:

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$2,354,430	$2,101,341	$-	$2,101,341	$-	$2,740,115	$109,506
Commercial	4,664,485	1,707,720	1,899,342	3,607,062	4,398	1,562,758	27,612
Construction and land	1,420,156	1,420,156	-	1,420,156	-	1,147,704	-
Residential mortgages	706,472	554,678	-	554,678	-	717,762	18,538
Consumer	1,460	1,460	-	1,460	-	225	-
Total	$9,147,003	$5,785,355	$1,899,342	$7,684,697	$4,398	$6,168,564	$155,656

December 31, 2010	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$4,249,974	$358,523	$3,891,451	$4,249,974	$895,894	$4,330,949	$46,033
Commercial	1,575,817	1,439,538	136,279	1,575,817	124,576	1,772,079	26,904
Residential mortgages	711,604	154,314	557,290	711,604	192,125	630,350	27,808
Total	$6,537,395	$1,952,375	$4,585,020	$6,537,395	$1,212,595	$6,733,378	$100,745

Interest income collected and recognized on impaired loans was $155,656 and $100,745 in 2011 and 2010, respectively. If nonaccrual loans had been current throughout their terms, additional interest income of $461,754 and $705,676 would have been recognized in 2011 and 2010, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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
December 31, 2011 and 2010

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

Loan Origination/Risk Management. Management and the Board of Directors have adopted policies and procedures which dictate the guidelines for all loan originations for the Company. All loan originations are either approved by the Board of Directors or by a management committee comprised of the CEO, the President and Chief Credit Officer and the senior loan officers of the Company. Any loans approved by the management committee are reviewed and ratified by the Board of Directors.

The Company underwrites commercial and industrial loans, loans secured by commercial real estate, loans secured by residential real estate, loans related to commercial and residential development, and loans to consumers. The principal requirement of any borrower is the demonstrated ability to service the interest and principal payments of the loan as structured.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and generate the cash flow necessary to repay the loan as agreed with respect to principal and interest. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and require a personal guarantee. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Like commercial and industrial loans, commercial real estate loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and generate the cash flow necessary to repay the loan as agreed with respect to principal and interest. These loans are viewed primarily as cash flow loans and secondarily, as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is, generally, largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk rating.

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
December 31, 2011 and 2010

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

Non-Accrual and Past Due Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At December 31, 2011 and December 31, 2010, the unpaid principal balances of loans placed on nonaccrual status were $5,785,355 and $6,136,567, respectively. At December 31, 2011, two commercial real estate loans with an aggregate principal balance of $1,314,029 and one commercial loan with an aggregate principal balance of $1,899,342 were considered to be troubled debt restructurings. There are no further commitments to lend funds to these borrowers. There were no loans past due 90 days or more and still accruing interest at December 31, 2011. Accruing loans contractually past due 90 days or more were $205,262 at December 31, 2010.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Non-accrual loans segregated by class of loans as of December 31, 2011 and 2010 were as follows:

	2011	2010
Commercial loans secured by real estate	$2,101,341	$4,133,219
Commercial	1,707,720	1,291,744
Construction and land	1,420,156	-
Residential mortgages	554,678	711,604
Consumer	1,460	-
	$5,785,355	$6,136,567

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 and December 31, 2010 was as follows:

December 31, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$128,384	$2,101,341	$2,229,725	$65,018,440	$67,248,165	$-
Commercial	1,052,990	1,707,720	2,760,710	28,958,519	31,719,229	-
Residential mortgages	211,562	554,678	766,240	11,799,188	12,565,428	-
Construction and land	-	1,420,156	1,420,156	889,444	2,309,600	-
Consumer	-	1,460	1,460	233,481	234,941	-
	$1,392,936	$5,785,355	$7,178,291	$106,899,072	$114,077,363	$-

December 31, 2010	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,431,575	$4,133,220	$5,564,795	$68,818,386	$74,383,181	$-
Commercial	218,366	1,433,299	1,651,665	36,447,107	38,098,772	141,555
Residential mortgages	-	711,604	711,604	11,613,461	12,325,065	-
Construction and land	-	-	-	2,639,856	2,639,856	-
Consumer	-	63,707	63,707	269,278	332,985	63,707
	$1,649,941	$6,341,830	$7,991,771	$119,788,088	$127,779,859	$205,262

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Troubled Debt Restructuring.
The recorded investment balance of TDRs, net of charge-offs, was $3,213,000 at December 31, 2011. At December 31, 2011, there was a $4,398 specific reserve related to one TDR. For the year ended December 31, 2011, the Bank charged off a total of $129,000 relating to the portion of TDRs deemed to be uncollectible. There were no additional funds committed to borrowers in TDR status at December 31, 2011.

The following table provides information on loans modified as TDRs during the year ended December 31, 2011:

	For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Commercial loans secured by real estate	2	$2,073,801	$1,314,030	3.53%
Commercial	1	1,899,342	1,899,342	3.25%
Total	3	$3,973,144	$3,213,372	3.37%

The following table provides information on how loans were modified as TDRs during the year ended December 31, 2011:

Extended maturity	$279,602
Combination of rate and maturity	2,933,770
Total	$3,213,372

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

All commercial relationships, including loans categorized as commercial and industrial loans, commercial real estate loans, commercial loans secured by residential real estate, and construction loans, are included in this risk rating system. Under the Company’s internal risk rating system, the Company has risk rating categories of 0 through 5 that fall into the federal regulatory risk rating of “Pass.“ A risk rating of 0 is assigned to those loans that are secured by readily marketable assets (including deposits at the bank); risk ratings increase from 1 to 5 in incremental increases of risk inherent in the relationship, with a loan that is rated 5 representing moderate risk. In addition, the Company identifies criticized loans as “special mention,“ “substandard,“ “doubtful“ or “loss,“ by employing a numerical risk rating system of 6, 7, 8 and 9, respectively, which correspond with the federal regulatory risk rating definitions of special mention, substandard, doubtful and loss, respectively.

Risk ratings assigned to loans are recommended by management and approved by the Company’s loan committee. The loan officer presents a proposed risk rating based on the underlying loan and the proposal is reviewed for accuracy and confirmed by the credit department. Risk ratings take into account a variety of commonly employed financial metrics, both quantitative and qualitative, which serve to measure risk. As part of the determination, all ratings of 5 or better (which are collectively considered “Pass“ ratings by the Company) require that the customers have furnished timely financial information and other data pertinent to the relationships. Cash flow is reviewed and analyzed over a period of two to five years, but a particular emphasis is placed on recent data in the event of a material change in performance, particularly a downward trend. New companies are generally considered riskier than established entities and length of time in business is factored into the risk rating decision. As part of the risk rating system, the health of the overall industry in which the company operates is also considered. Risk ratings are reviewed not less than annually.

Consumer Residential Mortgage Loans. The Company does not assign risk ratings to consumer residential mortgage loans. Consumer residential mortgage loans are considered “Pass“ loans until such time that it is determined that the loan is impaired. For our consumer residential real estate loans, the Company orders an appraisal at 90 days past due. In the event there is a collateral shortfall, the Company records partial or full charge-offs of the loan balances, typically immediately.

Consumer Loans. The Company does not assign risk ratings to consumer loans. Consumer loans are considered “Pass“ loans until such time that it is determined that the loan is impaired. In the event a consumer loan becomes impaired, the entire balance of the loan is typically charged off immediately.

The following table presents credit risk ratings by class of loan as of December 31, 2011 and December 31, 2010:

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$60,201,549	$26,578,102	$889,444	$12,010,750	$233,481	$99,913,326
Special Mention	4,945,275	269,222	-	-	-	5,214,497
Substandard	2,101,341	4,871,905	1,420,156	554,678	1,460	8,949,540
Total	$67,248,165	$31,719,229	$2,309,600	$12,565,428	$234,941	$114,077,363

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

December 31, 2010	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$63,470,074	$33,703,750	$1,139,856	$11,421,898	$332,985	$110,068,563
Special Mention	6,663,133	1,460,366	1,500,000	191,563	-	9,815,062
Substandard	4,249,974	2,934,656	-	711,604	-	7,896,234
Total	$74,383,181	$38,098,772	$2,639,856	$12,325,065	$332,985	$127,779,859

Note 5. Premises and Equipment

At December 31, 2011 and 2010, premises and equipment consisted of the following:

	2011	2010
Land	$255,766	$255,766
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	681,142	681,142
Leasehold improvements	1,027,390	1,027,390
Furniture and fixtures	527,969	527,969
Equipment	996,259	938,424
Software	92,495	91,134
	4,773,057	4,713,861
Less accumulated depreciation and amortization	(2,758,392)	(2,499,629)
	$2,014,665	$2,214,232

For the years ended December 31, 2011 and 2010, depreciation and amortization expense related to premises and equipment totaled $258,763 and $277,618, respectively.

Premises under capital lease of $1,192,036, and related accumulated amortization of $582,505 and $522,903 as of December 31, 2011 and 2010, respectively, are included in premises and equipment.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 6. Deposits

At December 31, 2011 and 2010, deposits consisted of the following:

	2011	2010
Noninterest bearing	$31,003,581	$29,970,070
Interest bearing:
Checking	5,149,535	5,611,458
Money Market	47,728,069	36,795,756
Savings	2,838,736	2,579,585
Time certificates, less than $100,000 (1)	19,657,059	28,652,997
Time certificates, $100,000 or more (2)	26,253,701	32,211,593
Total interest bearing	101,627,100	105,851,389
Total deposits	$132,630,681	$135,821,459

(1)	Included in time certificates of deposit, less than $100,000, at December 31, 2011 and December 31, 2010 were brokered deposits totaling $3,976,764 and $5,944,563, respectively.

(2)	Included in time certificates of deposit, $100,000 or more, at December 31, 2011 and December 31, 2010 were brokered deposits totaling $5,119,113 and $4,736,043, respectively.

Brokered deposits at December 31, 2011 and December 31, 2010 were as follows:

	2011	2010
Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$2,180,568	$2,151,904
Time certificates of deposit purchased by the Bank through CDARS	4,161,974	3,292,528
Other brokered time certificates of deposit	2,753,335	5,236,174
Total brokered deposits	$9,095,877	$10,680,606

Contractual maturities of time certificates of deposit as of December 31, 2011 are summarized below:

Due within:
1 year	$31,551,977
1-2 years	4,294,713
2-3 years	2,723,285
3-4 years	4,337,242
4-5 years	3,003,543
$45,910,760

Interest expense on certificates of deposit in denominations of $100,000 or more was $656,309 and $654,108 for the years ended December 31, 2011 and 2010, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 7. Commitments and Contingencies

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB“). At December 31, 2011 and 2010, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at December 31, 2011 and 2010.

The Bank is required to maintain an investment in capital stock of the FHLB in an amount that is based on a percentage of its outstanding residential first mortgage loans. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to its operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

The FHLB incurred losses in 2008 and 2009 and suspended the payment of dividends and excess stock redemptions during those years. The losses suffered during 2008 and 2009 were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during those years. The FHLB announced in February 2011 that it was profitable during 2010 and reinstated dividend payments in 2011. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the current extreme economic conditions. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB Stock continue to trade at the $100 par value.

Employment agreements

On February 28, 2012, the Company and the Bank entered into an employment agreement with the Chief Executive Officer effective as of February 28, 2012. The Company and the Chief Executive Officer also entered into a restricted stock agreement dated as of February 28, 2012.

Under the employment agreement, the individual will serve as Chief Executive Officer of the Company and the Bank from the date of the employment agreement through December 31, 2014, unless the Company and the Bank terminate the employment agreement earlier under the terms of the agreement. The Chief Executive Officer will also serve as a director of the Company and the Bank.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The Chief Executive Officer will earn an annual base salary over the term of the employment agreement and be entitled to receipt of incentive compensation at the end of each calendar year during the term in an amount up to 10% of the Chief Executive Officer’s base salary for achieving individual or corporate goals established by the Board of Directors of the Company or the Bank. In addition, the Chief Executive Officer has been granted 112,371 shares of restricted common stock of the Company pursuant to the restricted stock agreement. Under the restricted stock agreement, the 112,371 shares of restricted common stock vests as follows: 37,457 shares as of the date of the restricted stock agreement, 37,457 shares as of July 2, 2012 and 37,457 shares as of January 2, 2013.

During the term, the Chief Executive Officer will be entitled to benefits including, but not limited to, comprehensive health insurance and major medical and dental coverage, participation in any long-term disability insurance plan and pension plan maintained by the Company or the Bank, supplemental disability insurance such that the monthly disability benefit payable to the Chief Executive Officer is equal to 70% of the Chief Executive Officer monthly base salary, use of a Bank-owned vehicle with a purchase price of up to $40,000, and term life insurance in an amount not less than $300,000.

If the Chief Executive Officer is terminated for “Cause“ or voluntarily terminates the Chief Executive Officer’s employment other than for “Good Reason,“ the Chief Executive Officer will only be entitled to base salary accrued through the date of the Chief Executive Officer’s termination. If the Chief Executive Officer’s employment is terminated by reason of “Disability,“ the Chief Executive Officer will receive disability benefits under any long-term disability plan maintained by the Company or the Bank. In the event of the Chief Executive Officer’s death, the Chief Executive Officer’s beneficiary(ies) or estate will be paid the Chief Executive Officer’s base salary for a period of six months following the Chief Executive Officer’s death. If the Chief Executive Officer is terminated for any reason other than for “Cause“ or “Disability“ or if the Chief Executive Officer voluntarily terminates the Chief Executive Officer’s employment for “Good Reason,“ then the Chief Executive Officer will be entitled to receive (i) twelve months of base salary and (ii) the Chief Executive Officer’s individual and/or family health benefits coverage for a period of twelve months following the Chief Executive Officer’s termination (or such other period prescribed by the then applicable COBRA law), with the Chief Executive Officer paying the same portion of the cost of such coverage as existed at the time of termination; provided, however, that no payments will be made to the Chief Executive Officer if such payments would constitute a “golden parachute payment“ under regulations promulgated by the Federal Deposit Insurance Corporation.

The Company and the Bank entered into an employment agreement, effective as of January 1, 2011, with the Senior Vice President and Chief Credit Officer of the Bank, who was subsequently promoted to President of the Company and the Bank in 2011 while maintaining the position of Chief Credit Officer. Under the agreement, the President and Chief Credit Officer will serve in such capacities through December 31, 2012, unless the Company and the Bank terminate the agreement earlier under the terms of the agreement. The base salary payable under the agreement was increased when the President and Chief Credit Officer was promoted to President of the Company and the Bank. In addition to base salary, the President and Chief Credit Officer will be eligible for salary increases and other merit bonuses at the discretion of the Company’s Board of Directors.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

If The President and Chief Credit Officer’s employment is terminated as a result of a business combination (as defined), the President and Chief Credit Officer will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of The President and Chief Credit Officers’ then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee is not offered a position with the remaining entity at The President of the Company and Bank’s then current base annual salary, (ii) The President of the Bank and Company determines in The President of the Company and Bank’s sole discretion that the position offered by the remaining entity is inconsistent with The President of the Company and Bank’s current position, (iii) The President of the Company and Bank’s office is relocated more than 25 miles from its location as of the date of the agreement or (iv) The President of the Bank and Company is terminated (other than for certain specified events that constitute cause or as the result of death or disability) or office is relocated, within two years following a business combination. In any such event, the President and Chief Credit Officer will also be entitled to (a) an acceleration of vesting of all stock options and restricted stock previously granted and (b) a continuation of benefits under the agreement for the balance of the unexpired term of employment, which will be paid at The President of the Company and Bank’s option as a lump sum payment or ratably over the balance of the unexpired term.

On December 17, 2010, the Company and the Bank entered into an employment agreement with the Senior Vice President and Chief Financial Officer effective January 1, 2011. Under the agreement, the Senior Vice President and Chief Financial Officer will serve as the Senior Vice President and Chief Financial Officer of the Company through December 31, 2012, unless the Company terminates the agreement earlier under the terms of the agreement. The Senior Vice President and Chief Financial Officer will receive a base salary and is eligible for salary increases and other merit bonuses at the discretion of the Company’s board of directors.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The Senior Vice President and Chief Financial Officer is provided with health and life insurance comparable to coverage provided to other officers of the Bank, is reimbursed for certain business expenses, and is eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiaries).

If the Senior Vice President and Chief Financial Officer’s employment is terminated as a result of a business combination (as defined), the Senior Vice President and Chief Financial Officer will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of the Senior Vice President and Chief Financial Officers’ then current base annual salary plus the amount of any bonus for the prior calendar year in the event that the employee is not offered a position with the remaining entity at the Senior Vice President and Chief Financial Officer’s then current base annual salary, (ii) the Senior Vice President and Chief Financial Officer determines in the Senior Vice President and Chief Financial Officer’s sole discretion that the position offered by the remaining entity is inconsistent with the Senior Vice President and Chief Financial Officer’s current position, (iii) the Senior Vice President and Chief Financial Officers office is relocated more than 25 miles from its location as of the date of the agreement or (iv) the Senior Vice President and Chief Financial Officer is terminated (other than for certain specified events that constitute cause or as the result of the Senior Vice President and Chief Financial Officer’s death or disability) or the Senior Vice President and Chief Financial Officer’s office is relocated, within two years following a business combination. In any such event, the Senior Vice President and Chief Financial Officer will also be entitled to (a) an acceleration of vesting of all stock options and restricted stock previously granted to the Senior Vice President and Chief Financial Officer and (b) a continuation of benefits under the agreement for the balance of the unexpired term of employment, which will be paid at the Senior Vice President and Chief Financial Officer’s option as a lump sum payment or ratably over the balance of the unexpired term.

Litigation

At December 31, 2011, neither the Company nor any subsidiary was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Directors Retirement Plan

Effective March 3, 2011, the Bank adopted a Director Retirement Plan (the “Director Plan“) for each non-employee director of the Bank. Under the Director Plan, each non-employee director of the Bank who Retires (as defined below) from the Board of Directors of the Bank (the “Bank Board“) with a minimum of five years of service on the Bank Board shall be entitled to receipt of a one-time payment of $50,000 upon his or her Retirement (as defined below). The years of service began accruing on March 3, 2011, the date of adoption of the Director Plan, and will not include any periods in which the person was an employee of the Bank. “Retire“ and “Retirement“ means termination of service as a director of the Bank and all its subsidiaries for any reason other than death, Disability (as defined in the Director Plan) or Specially-Defined Cause (as defined in the Director Plan). In addition, the one-time payment of $50,000 will also become due and payable to the non-employee directors of the Bank regardless of their number of years of service on the Bank Board in the event of (i) a change in control of the Bank (as may be defined by the Bank Board), (ii) the death of a director, (iii) the Disability (as defined in the Director Plan) of a director or (iv) the failure of a director to stand for reelection due to any age restriction.

Based upon actuarial calculations completed in March 2011, the Company anticipated incurring a net periodic cost for the year ended December 31, 2011 of $47,493. The five-year projection of the net periodic cost for the Director Plan was $333,147.

On October 18, 2011, the Bank terminated the Director Plan for each non-employee director of the Bank effective September 30, 2011. As noted above, the Director Plan was initially adopted on March 3, 2011, and there have been no payments made under the Director Plan prior to the date that the Director Plan was terminated. During the third quarter of 2011, the Bank reversed the $33,000 of retirement benefits expense that had been accrued during 2011 related to the Director Plan.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

At December 31, 2011, future minimum lease payments to be made under these lease by year and in the aggregate, were as follows:

	Capital	Operating
Year	Leases	Leases
2012	$214,357	$54,635
2013	219,204	47,408
2014	219,204	46,751
2015	219,204	46,751
2016	236,393	48,782
2017 and thereafter	1,137,167	458,451
	2,245,529	$702,778
Less amount representng interest	(1,083,591)
Present value of future minimum lease
payments - capital lease obligation	$1,161,938

Total rent expense charged to operations under the operating leases approximated $54,900 and $69,700 for the years ended December 31, 2011 and 2010, respectively. Rental income under subleases, and a lease of space in premises owned, approximated $13,600 and $24,000 for the years ended December 31, 2011 and 2010, respectively.

Note 9. Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the (loss) income before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Benefit for income taxes at statutory Federal rate	$(930,892)	$(465,711)
State taxes, net of Federal benefit	(135,527)	(67,802)
Increase in valuation allowance	1,080,474	547,766
Other	(14,055)	(14,253)
	$-	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

	2011	2010
Deferred tax assets:
Allowance for loan losses	$895,704	$1,085,397
Net operating loss carryforwards	3,261,268	1,785,882
Unrealized gain on available for sale securities	60	107
Interest on non accruing loans	179,853	271,418
Capital lease obligation	234,813	225,323
Other	261,040	203,312
Gross deferred tax assets	4,832,738	3,571,439
Less valuation allowance	(4,386,515)	(3,306,088)
Deferred tax assets - net of valuation allowance	446,223	265,351
Deferred tax liabilities:
Tax bad debt reserve	446,223	265,351
Gross deferred tax liabilities	446,223	265,351
Net deferred taxes	$-	$-

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $8,516,000 and $8,488,000 available to reduce future Federal and state taxable income, respectively, which expire in 2022 through 2031.

The net changes in the valuation allowance for 2011 and 2010 were increases of $1,080,427 and $543,278, respectively. The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized. The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized losses on available for sale securities.

During 2007, the Company had a tax deduction for compensation related to the shares issued to the former Chairman that exceeded the book compensation recorded for such shares and predecessor stock options. The tax benefit for this excess tax deduction is typically recorded as an increase to shareholders’ equity. However, because the Company is in a net operating loss position for tax purposes and has a full valuation allowance recorded for its net deferred tax asset, the Company did not record the tax benefit of this deduction in 2007, and will not record such benefit until the Company’s net operating losses are fully utilized. At both December 31, 2011 and 2010, approximately $140,000 of net operating losses resulting from this deduction, and related tax benefit of approximately $55,000, have been excluded from the calculation of deferred tax assets.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 10. Shareholders’ Equity

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

Year Ended December 31,	2011			2010
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(2,737,917)	2,697,902	$(1.01)	$(1,369,738)	2,696,952	$(0.51)
Effect of Dilutive Securities
Warrants/Stock Options outstanding/Restricted Stock	-	-	-	-	-	-
Diluted Loss Per Share
Loss available to common shareholders plus assumed conversions	$(2,737,917)	2,697,902	$(1.01)	$(1,369,738)	2,696,952	$(0.51)

For the years ended December 31, 2011 and 2010, common stock equivalents of 370 shares and 1,340 shares, respectively, have been excluded in the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Share-based plans

The Company has adopted three share-based plans, the 2001 Stock Option Plan (the “2001 Plan“), the 2002 Stock Option Plan (the “2002 Plan“), and the 2005 Stock Option and Award Plan (the “2005 Plan“), under which an aggregate of 495,270 shares of the Company’s common stock are reserved for issuance of the Company’s common stock, or upon the exercise of incentive options, nonqualified options and restricted stock granted under the share-based plans.

Under all three plans, the exercise price for each share covered by an option may not be less than the fair market value of a share of the Company’s common stock on the date of grant. For incentive options granted to a person who owns more than 10% of the combined voting power of the Company or any subsidiary (“ten percent shareholder“), the exercise price cannot be less than 110% of the fair market value on the date of grant.

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
December 31, 2011 and 2010

Also, under the 2005 Plan, awards in the form of the Company’s common stock may be granted. The vesting terms of the awards are determined at the time of the grant.

Upon adoption of the 2002 Option Plan in May 2002, the Company determined that no additional options will be granted under the 2001 Option Plan.

A summary of the status of the stock options at December 31, 2011 and changes during the year then ended, is as follows:

	2011
		Weighted-	Weighted- Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	201,853	$7.79	3.6
Granted	-	-
Exercised	-	-
Exchanged	-	-
Expired	(3,465)	10.39
Forfeited	(40,000)	7.65
Outstanding at end of year	158,388	7.76	2.2	$-
Vested at end of year	158,388	$7.76	2.2	$-
Exercisable at end of year	158,388	$7.76	2.2	$-

There were no stock options granted in 2011 and 2010. In addition, there were no stock options excercised in 2011 and 2010.

A summary of the status of the Company’s nonvested restricted stock at December 31, 2011 and changes during the year then ended, is as follows:

2011
Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning of the year	1,000	$7.05
Granted	-	-
Vested and issued	(1,000)	7.05
Forfeited	-	-
Nonvested restricted stock at end of the year	-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

As of December 31, 2011, there was no unrecognized compensation cost relating to the option plans or restricted stock. During the year ended December 31, 2011, expense of $2,353 for restricted stock was recognized as compensation cost.

Stock warrants

The Company adopted the 2001 Warrant Plan and the 2001 Supplemental Warrant Plan (the “Warrant Plans“), under which an aggregate of 77,184 shares of the Company’s common stock were reserved for issuance upon the exercise of warrants granted to non-employee directors of the Company and the Bank, and certain other individuals involved in the organization of the Bank. All warrants under the Warrant Plans expired on November 15, 2011.

Warrants under the Warrant Plans had a term of ten years. Forty percent of the warrants became exercisable one year from the date of grant, and 30% of the warrants became exercisable at each of the second and third anniversaries from the date of grant.

A summary of the status of the warrants at December 31, 2011 and changes during the year then ended, is as follows:

2011
Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	77,184	$10.39
Granted	-
Exercised	-
Expired	(77,184)	10.39
Terminated
Outstanding at end of year	-	$-	-	$-

Exercisable and vested at end of year	-	$-	-	$-

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 11.   Other Comprehensive Income

Under guidance related to reporting comprehensive income, certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, was as follows:

	Year Ended December 31, 2011
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$121	$(47)	$74
Reclassification adjustment for amounts recognized in net loss	-	-	-
Reduction in deferred tax valuation allowance allocated to equity	-	47	47
Unrealized holding gains on available for sale securities, net of taxes	$121	$-	$121

	Year Ended December 31, 2010
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$40,501	$(15,775)	$24,726
Reclassification adjustment for amounts recognized in net loss	(28,979)	11,287	(17,692)
Reduction in deferred tax valuation allowance allocated to equity	-	4,488	4,488
Unrealized holding gains on available for sale securities, net of taxes	$11,522	$-	$11,522

Note 12. 401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in The Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan“) under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan. Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no contributions made by the Company in 2011 or 2010.

Note 13.   Segment Reporting

For the seven months ended July 31, 2010, the Company had three reporting segments for purposes of reporting business line results: Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of Evergreen (through July 31, 2010) and subsequently, the continuation of mortgage brokerage activities through the Bank, and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses. Effective August 1, 2010, the Company discontinued its licensed mortgage brokerage business associated with SCB Capital, Inc. Subsequent to July 31, 2010 the mortgage brokerage activities continued through the Bank.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Information about the reporting segments and reconciliation of such information to the consolidated financial statements is as follows:

Year Ended December 31, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$5,158,838	$26,303	$2,149	$-	$5,187,290

Provision for loan losses	3,036,340	-	-	-	3,036,340

Net interest income after provision for loan losses	2,122,498	26,303	2,149	-	2,150,950

Noninterest income	633,423	-	13,600	-	647,023

Noninterest expense	5,381,278	2,030	152,582	-	5,535,890

Net (loss) income	(2,625,357)	24,273	(136,833)	-	(2,737,917)

Total assets as of December 31, 2011	145,325,773	42,389	11,558,084	(10,956,341)	145,969,905

Year Ended December 31, 2010
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$5,471,394	$43,857	$4,779	$-	$5,520,030

Provision for loan losses	2,037,115	-	-	-	2,037,115

Net interest income after provision for loan losses	3,434,278	43,857	4,779	-	3,482,915

Noninterest income	589,757	-	24,000	-	613,757

Noninterest expense	5,184,154	166,162	116,094	-	5,466,410

Net loss	(1,160,119)	(122,305)	(87,315)	-	(1,369,739)

Total assets as of December 31, 2010	151,550,904	99,881	14,302,678	(13,498,908)	152,454,555

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.

Management believes that the Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral that it deems necessary.

Financial instruments whose contract amounts represent credit risk were as follows at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Commitments to extend credit:
Future loan commitments	$1,565,000	$700,000
Unused lines of credit	17,569,186	20,663,844
Financial standby letters of credit	3,083,828	3,355,769
Undisbursed construction loans	508,827	761,189
	$22,726,841	$25,480,802

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include residential and commercial property, deposits and securities.

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at December 31, 2011 and 2010 was not significant.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Company and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since then that management believes have changed the Bank’s category.

The Bank has agreed with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking pursuant to maintain a minimum Tier 1 leverage ratio of at least 8.0%. As a result of the Bank’s Tier 1 leverage ratio being 6.95% at December 31, 2011, the Bank developed a capital plan to increase its capital amounts and ratios and submitted such plan to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. Following receipt of regulatory approval, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain a minimum Tier 1 leverage ratio of at least 8.0%.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The Company’s actual capital amounts and ratios at December 31, 2011 and December 31, 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$13,057	10.88%	$9,601	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,546	9.62%	4,800	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,546	7.41%	6,236	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$15,971	11.91%	$10,730	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14,281	10.65%	5,365	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	14,281	9.00%	6,344	4.00%	N/A	N/A

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The Bank’s actual capital amounts and ratios at December 31, 2011 and December 31, 2010 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,283	10.28%	$9,555	8.00%	$11,943	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,780	9.03%	4,777	4.00%	7,166	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,780	6.95%	6,206	4.00%	7,758	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2010	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$14,914	11.20%	$10,657	8.00%	$13,321	10.00%
Tier 1 Capital to Risk-Weighted Assets	13,235	9.94%	5,329	4.00%	7,993	6.00%
Tier 1 (Leverage) Capital to Average Assets	13,235	8.39%	6,308	4.00%	7,885	5.00%

Restrictions on dividends, loans or advances

The Company’s ability to pay cash dividends is dependent on the Bank’s ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay cash dividends in excess of the Bank’s net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company. No such dividends were declared in 2011 or 2010.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis. During the years ended December 31, 2011 and 2010, no loans or advances were made to the Company by the Bank.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Changes in loans outstanding to such related parties during 2011 and 2010 are as follows:

	2011	2010
Balance, at beginning of year	$1,526,974	$1,006,463
Additional loans	2,089,199	1,685,664
Repayments	(1,589,213)	(1,131,684)
Other	-	(33,469)
	$2,026,960	$1,526,974

Other related party loan transactions represent loans to related parties who either became related parties, or ceased to be related parties, during the year.

Related party deposits aggregated approximately $3,908,313 and $4,081,900 as of December 31, 2011 and 2010, respectively.

Included in professional services for the year ended December 31, 2011 and 2010 were approximately $114,100 and $68,100, respectively, in professional fees incurred for services provided by an accounting firm ($5,700 in 2011 and $12,000 in 2010) and a law firm ($108,400 in 2011 and $56,100 in 2010), principals of which are directors of the Company, as well as consulting fees of $102,000 paid to the former Chairman during 2010. During 2011 and 2010, the Company paid approximately $5,400 and $2,100, respectively, for capital expenditures and maintenance to certain companies, principals of which are directors of the Company.

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

Available for sale securities

These financial instruments are recorded at fair value in the financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities. Level 3 securities are securities for which significant unobservable inputs are utilized. Available-for-sale-securities are recorded at fair value on a recurring basis.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Loans receivable

For variable rate loans that reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the loan portfolio. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated year end market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the loan portfolios. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a level 3 measurement.

Servicing assets

The fair value is based on market prices for comparable servicing contracts, when available, or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company does not record these assets at fair value on a recurring basis.

Other assets held for sale and other real estate owned

Other assets held for sale represents real estate that is not intended for use in operations and real estate acquired through foreclosure, both of which are recorded at fair value on a nonrecurring basis. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the asset as Level 2. When an appraised value is not available or management determines the fair value of the collateral is estimated to be below the appraised value and there is no observable market price, the Company classifies the asset as Level 3.

Other assets – derivative financial instruments

Derivative financial instruments represent an equity warrant asset held by the Bank which entitles the Bank to acquire stock in the issuer, a publicly traded company. The Bank holds this asset for prospective investment gains. The Bank does not use it to hedge any economic risks nor does it use other derivative instruments to hedge economic risks. The equity warrant asset is recorded at fair value and classified as a derivative asset, which is a component of other assets, on the Company’s consolidated balance sheet.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The fair value of the equity warrant asset is reviewed quarterly and is recorded at fair value on a recurring basis. The Company values the equity warrant asset using the current market price less the cost to exercise the warrant. Changes in fair value of this equity warrant asset are recognized as increases or decreases to other assets on the Company’s consolidated balance sheet and as change in fair value of derivatives in noninterest income, which is a component of consolidated net income.

Interest only strips

The fair value is based on a valuation model that calculates the present value of estimated future cash flows. The Company does not record these assets at fair value on a recurring basis.

Deposits

The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated based on local market data, to a schedule of aggregated expected maturities on such deposits. The Company does not record deposits at fair value on a recurring basis.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The following tables detail the financial asset amounts that were carried at fair value and measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$3,849,847	$3,849,847	$-	$-

Other assets - derivatives	$86,434	$-	$86,434	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$1,749,726	$1,749,726	$-	$-

The following tables detail the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,678,296	$-	$-	$3,678,296

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,370,154	$-	$-	$3,370,154

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The following tables detail the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$315,000	$-	$315,000	$-

Other real estate owned	$374,211	$-	$-	$374,211

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$372,758	$-	$372,758	$-

Other real estate owned	$127,453	$-	$-	$127,453

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are exluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts for 2011 and 2010 have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the Company as a whole since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010, in thousands:

	December 31, 2011		December 31, 2010
	Recorded		Recorded
	Book		Book
	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	$18,167,794	$18,167,794	$12,194,212	$12,194,212
Short-term investments	6,764,409	6,764,409	8,643,548	8,643,548
Interest bearing certificates of deposit	99,426	99,426	99,426	99,426
Available for sale securities	3,849,847	3,849,847	1,749,726	1,749,726
Federal Home Loan Bank stock	66,100	66,100	66,100	66,100
Loans receivable, net	111,644,142	114,442,000	124,857,040	128,265,000
Accrued interest receivable	434,302	434,302	504,706	504,706
Servicing rights	7,991	20,079	13,045	20,088
Interest only strips	10,364	16,717	16,415	12,198
Derivative financial instruments	86,434	86,434	-	-

Financial Liabilities:
Noninterest-bearing deposits	31,003,581	31,003,581	29,970,070	29,970,070
Interest bearing checking accounts	5,149,535	5,149,535	5,611,458	5,611,458
Money market deposits	47,728,069	47,728,069	36,795,756	36,795,756
Savings deposits	2,838,736	2,838,736	2,579,585	2,579,585
Time certificates of deposits	45,910,760	46,787,000	60,864,590	62,155,000
Repurchase agreements	68	68	395,410	395,410
Accrued interest payable	204,021	204,021	227,483	227,483

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2011 and 2010.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent management believes necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 18. Property Held for Sale

In June 2005, the Company purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company with respect to the sale of the property. The property is classified as other assets held for sale as of December 31, 2011 and 2010.

In December 2011, the Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut. The lease is for an initial term of five years, with two successive five-year option periods. Base rent is $26,400 annually until December 15, 2016. The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal to purchase the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes. Prior to December 2011, the Company had a lease agreement in place under similar terms and conditions with a different tenant. The Company and the former tenant mutually agreed to terminate the lease agreement in August 2011. The Company received $13,600 in rent for this Clinton, Connecticut property in 2011.

Note 19. Fourth Quarter 2011 Adjustments

During the quarter ended December 31, 2011 the Company incurred substantial loan chargeoffs requiring an increase in the Company’s provision for loan losses of $2.0 million.

Three Months Ended
December 31, 2011
Provision for loan losses	$1,997,128