Form 10-Q
period 2012-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2012-05-15
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                               No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2012
Common Stock, $.01 par value per share	2,735,359 shares

Table of Contents

Part I – Financial Information

Item 1.  Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
March 31, 2012 and December 31, 2011

	March 31,	December 31,
ASSETS	2012	2011
Cash and due from banks	$11,886,527	$18,167,794
Short term investments	6,287,761	6,764,409
Cash and cash equivalents	18,174,288	24,932,203

Interest bearing certificates of deposit	654,426	99,426
Available for sale securities (at fair value)	3,894,339	3,849,847
Federal Home Loan Bank stock	60,600	66,100
Loans receivable
Loans receivable	109,061,244	113,943,767
Allowance for loan losses	(2,399,900)	(2,299,625)
Loans receivable, net	106,661,344	111,644,142
Accrued interest receivable	370,831	434,302
Premises and equipment	1,965,394	2,014,665
Other real estate owned	195,463	374,211
Other assets held for sale	315,000	315,000
Other assets	2,116,341	2,240,009
Total assets	$134,408,026	$145,969,905

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$30,562,699	$31,003,581
Interest bearing deposits	90,507,939	101,627,100
Total deposits	121,070,638	132,630,681

Repurchase agreements	121,619	68
Capital lease obligations	1,160,065	1,161,938
Accrued expenses and other liabilities	496,498	631,285
Total liabilities	122,848,820	134,423,972

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000; none issued	-	-
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2012 2,735,359; 2011 2,697,902	27,354	26,979
Additional paid-in capital	22,641,686	22,569,489
Accumulated deficit	(11,108,015)	(11,050,382)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	(1,819)	(153)
Total shareholders' equity	11,559,206	11,545,933

Total liabilities and shareholders' equity	$134,408,026	$145,969,905

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011

Interest Income:
Interest and fees on loans	$1,541,169	$1,817,349
Interest on securities	67	203
Interest on federal funds sold and short-term and other investments	16,964	17,589
Total interest income	1,558,200	1,835,141

Interest Expense:
Interest expense on deposits	286,590	459,522
Interest expense on capital lease obligations	41,969	43,305
Interest expense on repurchase agreements and other borrowings	98	229
Total interest expense	328,657	503,056
Net interest income	1,229,543	1,332,085

Provision for loan losses	30,000	743,104
Net interest income after provision for loan losses	1,199,543	588,981

Noninterest Income:
Service charges and fees	74,418	87,454
Loan prepayment fees	51,507	-
Other noninterest income	50,322	34,837
Total noninterest income	176,247	122,291

Noninterest Expenses:
Salaries and benefits	804,110	699,843
Professional services	161,619	117,426
Occupancy and equipment	159,707	181,536
Data processing and other outside services	66,823	94,025
FDIC Insurance	55,450	60,940
Directors fees	36,550	76,350
Insurance	32,427	15,000
Other operating expenses	116,737	102,707
Total noninterest expenses	1,433,423	1,347,827

Net loss	$(57,633)	$(636,555)

Basic and diluted loss per share	$(0.02)	$(0.24)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011

Net Loss	$(57,633)	$(636,555)
Other comprehensive loss, net of taxes:
Net change in unrealized holding (loss) gain on available for sale securities	(1,666)	237
Comprehensive loss	$(59,299)	$(636,318)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the Three months Ended March 31, 2012 and 2011

	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376

Net loss	-	-	-	(636,555)	-	(636,555)

Other comprehensive income	-	-	-	-	237	237

Restricted stock compensation	-	-	1,766	-	-	1,766

Balance, March 31, 2011	2,696,902	$26,969	$22,568,912	$(8,949,020)	$(37)	$13,646,824

Balance, December 31, 2011	2,697,902	$26,979	$22,569,489	$(11,050,382)	$(153)	$11,545,933

Net loss	-	-	-	(57,633)	-	(57,633)

Other comprehensive loss	-	-	-	-	(1,666)	(1,666)

Restricted stock compensation	37,457	375	72,197	-	-	72,572

Balance, March 31, 2012	2,735,359	$27,354	$22,641,686	$(11,108,015)	$(1,819)	$11,559,206

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Cash Flows From Operations
Net loss	$(57,633)	$(636,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	30,000	743,104
Share based compensation	72,572	1,766
Depreciation and amortization	58,519	67,938
Gain on sale of other real estate owned	(2,896)	-
Increase in cash surrender value of life insurance	(9,990)	(10,170)
Changes in assets and liabilities:
Increase (decrease) in deferred loan fees	9,845	(6,074)
Decrease (increase) in accrued interest receivable	63,471	(8,531)
Decrease in other assets	133,658	3,199
Decrease in accrued expenses and other liabilities	(134,787)	(80,359)
Net cash provided by operating activities	162,759	74,318

Cash Flows From Investing Activities
Purchases of interest bearing certificates of deposit	(555,000)	-
Purchases of available for sale securities	(3,596,158)	(9,150,000)
Proceeds from maturities / calls of available for sale securities	3,550,000	9,650,000
Redemptions of Federal Home Loan Bank Stock	5,500	-
Net decrease in loans receivable	4,942,953	3,456,594
Purchases of premises and equipment	(9,248)	(2,687)
Proceeds from the sale of other real estate owned	181,644	-
Capitalized costs related to other real estate owned	-	(4,000)
Net cash provided by investing activities	4,519,691	3,949,907

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(3,747,655)	181,101
Net (decrease) increase in certificates of deposit	(7,812,388)	7,116,466
Net increase (decrease) in repurchase agreements	121,551	(261,305)
Principal repayments on capital lease obligations	(1,873)	(1,685)
Net cash (used in) provided by financing activities	(11,440,365)	7,034,577
Net (decrease) increase in cash and cash equivalents	(6,757,915)	11,058,802
Cash and cash equivalents
Beginning	24,932,203	20,837,760
Ending	$18,174,288	$31,896,562

See Notes to Consolidated Financial Statements

(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), Continued
For the Three Months Ended March 31, 2012 and 2011

	2012	2011

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$338,686	$482,825

Unrealized holding (losses) gains on available for sale securities arising during the period	$(1,666)	$237

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

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2012  are not necessarily indicative of the results which may be expected for the year as a whole.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2011, filed with the Securities and Exchange Commission on Form 10-K on March 30, 2012. Certain amounts included in the 2011 consolidated financial statements have been reclassified to conform with the 2012 presentation. Such reclassification had no impact on net loss.

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2012 and 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,800,000	$-	$(6)	$3,799,994
Common Stock - Technology Sector	96,158	-	(1,813)	94,345
	$3,896,158	$-	$(1,819)	$3,894,339

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,850,000	$-	$(153)	$3,849,847

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2012 and 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,799,994	$6	$-	$-	$3,799,994	$6
Common Stock - Technology Sector	94,345	1,813	-	-	94,345	1,813
	$3,894,339	$1,819	$-	$-	$3,894,339	$1,819

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,849,847	$153	$-	$-	$3,849,847	$153

At  March 31, 2012 and 2011, the Company had three and one available for sale securities, respectively, in an unrealized loss position.

Management believes that none of the unrealized losses on the U.S. Treasury Bills classified as available for sale securities are other than temporary because the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. government agencies. Management considers the issuers of these securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments in U.S. Treasury bills to be other-than-temporarily impaired at March 31, 2012.

The amortized cost and fair value of available for sale debt securities at March 31, 2012 by contractual maturity are presented below.

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$3,800,000	$3,799,994

The Company’s investment in equity securities relates to the exercise of a warrant, classified as a derivative financial instrument to acquire common stock of a non-affiliated publicly traded company in the technology sector which the Company purchased from the Bank in the first quarter of 2012 and subsequently exercised and converted into 5,013 shares of common stock of the non-affiliated publicly traded company. These 5,013 shares of common stock of the non-affiliated publicly traded company were subsequently sold in April 2012 by the Company, resulting in a loss of $435.

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2012 and December 31, 2011  was as follows:

	2012	2011
Commercial loans secured by real estate	$62,492,621	$67,248,165
Commercial	31,741,644	31,719,229
Residential mortgages	12,446,074	12,565,428
Construction and land	2,286,346	2,309,600
Consumer	238,000	234,941
Total loans	109,204,685	114,077,363
Net deferred loan fees	(143,441)	(133,596)
Allowance for loan losses	(2,399,900)	(2,299,625)
Loans receivable, net	$106,661,344	$111,644,142

The following table details the period end loan balances by portfolio segment, that were collectively evaluated for impairment and individually evaluated for impairment as of March 31, 2012 and December 31, 2011.

March 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$60,260,359	$27,808,013	$11,686,987	$885,981	$238,000	$100,879,340
Loans individually evaluated for impairment	2,232,262	3,933,631	759,087	1,400,365	-	8,325,345
Total	$62,492,621	$31,741,644	$12,446,074	$2,286,346	$238,000	$109,204,685

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$65,146,824	$28,112,167	$12,010,750	$889,444	$233,481	$106,392,666
Loans individually evaluated for impairment	2,101,341	3,607,062	554,678	1,420,156	1,460	7,684,697
Total	$67,248,165	$31,719,229	$12,565,428	$2,309,600	$234,941	$114,077,363

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625
(Credit to) provision for loan losses	(85,023)	119,871	(4,970)	(80)	202	30,000
Loans charged-off	-	-	-	-	-	-
Recoveries of loans previously charged-off	28,543	41,732	-	-	-	70,275
Net (charge-offs) recoveries	28,543	41,732	-	-	-	70,275
Balance at end of period	$1,066,219	$1,127,582	$182,254	$20,351	$3,494	$2,399,900

Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,066,219	$935,516	$182,254	$20,351	$3,494	$2,207,834
Loans individually evaluated for impairment	-	192,066	-	-	-	192,066
Balance at end of period	$1,066,219	$1,127,582	$182,254	$20,351	$3,494	$2,399,900

March 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for (credit to) loan losses	585,863	269,323	(80,957)	(37,069)	5,944	743,104
Loans charged-off	(866,760)	(166,185)	-	-	(9,115)	(1,042,060)
Recoveries of loans previously charged-off	-	9,557	-	-	1,406	10,963
Net (charge-offs) recoveries	(866,760)	(156,628)	-	-	(7,709)	(1,031,097)
Balance at end of period	$1,306,299	$934,676	$235,189	$18,113	$4,371	$2,498,648

Period-end amount allocated to:
Loans collectively evaluated for impairment	$732,639	$707,704	$117,277	$18,113	$4,371	1,580,104
Loans individually evaluated for impairment	573,660	226,972	117,912	-	-	918,544
Balance at end of period	$1,306,299	$934,676	$235,189	$18,113	$4,371	$2,498,648

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

The following tables relate to impaired loans for the three months and year ended March 31, 2012 and as of December 31, 2011:

March 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Commercial loans secured by real estate	$2,232,262	$2,232,262	$-	$2,232,262	$-
Commercial	3,933,631	1,688,354	2,245,277	3,933,631	192,066
Construction and land	1,400,365	1,400,365	-	1,400,365	-
Residential mortgages	759,087	759,087	-	759,087	-
Consumer	-	-	-	-	-
Total	$8,325,345	$6,080,068	$2,245,277	$8,325,345	$192,066

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Commercial loans secured by real estate	$2,354,430	$2,101,341	$-	$2,101,341	$-
Commercial	4,664,485	1,707,720	1,899,342	3,607,062	4,398
Construction and land	1,420,156	1,420,156	-	1,420,156	-
Residential mortgages	706,472	554,678	-	554,678	-
Consumer	1,460	1,460	-	1,460	-
Total	$9,147,003	$5,785,355	$1,899,342	$7,684,697	$4,398

The following tables relate to interest income recognized by class of impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial loans secured by real estate	$2,095,449	$23,867	$3,949,852	$9,409
Commercial	3,639,330	31,238	1,549,424	3,602
Construction and land	1,415,208	12,500	750,000	-
Residential mortgages	658,201	2,768	706,280	1,933
Consumer	930	13	-	-
Total	$7,809,118	$70,386	$6,955,556	$14,944

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

At March 31, 2012 and December 31, 2011, the unpaid principal balances of loans placed on nonaccrual status were $6,634,118 and $5,785,355, respectively. At March 31, 2012, two commercial real estate loans with an aggregate principal balance of $1,283,512 and one commercial loan with an aggregate principal balance of $1,691,227 were considered to be troubled debt restructurings. There are no further commitments to lend funds to these borrowers. There were no loans past due 90 days or more and still accruing interest at March 31, 2012 or December 31, 2011.

Nonaccrual loans segregated by class of loans as of March 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Commercial loans secured by real estate	$2,232,262	$2,101,341
Commercial	2,242,404	1,707,720
Construction and land	1,400,365	1,420,156
Residential mortgages	759,087	554,678
Consumer	-	1,460
	$6,634,118	$5,785,355

An age analysis of past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$126,274	$2,232,262	$2,358,536	$60,134,085	$62,492,621	$-
Commercial	41,934	2,242,404	2,284,338	29,457,306	31,741,644	-
Residential mortgages	-	759,087	759,087	11,686,987	12,446,074	-
Construction and land	-	1,400,365	1,400,365	885,981	2,286,346	-
Consumer	-	-	-	238,000	238,000	-
	$168,208	$6,634,118	$6,802,326	$102,402,359	$109,204,685	$-

December 31, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$128,384	$2,101,341	$2,229,725	$65,018,440	$67,248,165	$-
Commercial	1,052,990	1,707,720	2,760,710	28,958,519	31,719,229	-
Residential mortgages	211,562	554,678	766,240	11,799,188	12,565,428	-
Construction and land	-	1,420,156	1,420,156	889,444	2,309,600	-
Consumer	-	1,460	1,460	233,481	234,941	-
	$1,392,936	$5,785,355	$7,178,291	$106,899,072	$114,077,363	$-

Troubled Debt Restructurings. The recorded investment balance of TDRs, net of charge-offs, as of March 31, 2012 and December 31, 2011 was $2,975,000 and $3,213,000, respectively. At both March 31, 2012 and December 31, 2011, there was a $4,398 specific reserve related to one TDR. There were no charge offs of TDRs during the three months ended March 31, 2012 and 2011. There were no additional funds committed to borrowers in TDR status at March 31, 2012.

The Bank had no loans modified as a TDR during the three months ended March 31, 2012.

There were no loans previously modified as a TDR for which there was a payment default during the three months ended March 31, 2012.

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

All commercial relationships, including loans categorized as commercial and industrial loans, commercial real estate loans, commercial loans secured by residential real estate, and construction loans, are included in this risk rating system.  Under the Company’s internal risk rating system, the Company has risk rating categories of 0 through 5 that fall into the federal regulatory risk rating of “Pass.”  A risk rating of 0 is assigned to those loans that are secured by readily marketable assets (including deposits at the bank); risk ratings increase from 1 to 5 in incremental increases of risk inherent in the relationship, with a loan that is rated 5 representing moderate risk.  In addition, the Company identifies criticized loans as “special mention,” “substandard,” “doubtful” or “loss,” by employing a numerical risk rating system of 6, 7, 8 and 9, respectively, which correspond with the federal regulatory risk rating definitions of special mention, substandard, doubtful and loss, respectively.

Risk ratings assigned to loans are recommended by management and approved by the Company’s loan committee. The loan officer presents a proposed risk rating based on the underlying loan and the proposal is reviewed for accuracy and confirmed by the credit department. Risk ratings take into account a variety of commonly employed financial metrics, both quantitative and qualitative, which serve to measure risk.  As part of the determination, all ratings of 5 or better (which are collectively considered “Pass” ratings by the Company) require that the customers have furnished timely financial information and other data pertinent to the relationships.  Cash flow is reviewed and analyzed over a period of two to five years, but particular emphasis is placed on recent data in the event of a material change in performance, particularly a downward trend.  New companies are generally considered riskier than established entities and length of time in business is factored into the risk rating decision.  As part of the risk rating system, the health of the overall industry in which the company operates is also considered. Risk ratings are reviewed not less than annually.

Consumer Residential Mortgage Loans.  The Company does not assign risk ratings to consumer residential mortgage loans.  Consumer residential mortgage loans are considered “Pass loans until such time that it is determined that the loan is impaired. For our consumer residential real estate loans, the Company orders an appraisal at 90 days past due. In the event there is a collateral shortfall, the Company records partial or full charge-offs of the loan balances, typically immediately.

Consumer Loans.  The Company does not assign risk ratings to consumer loans.  Consumer loans are considered “Pass” loans until such time that it is determined that the loan is impaired.  In the event a consumer loan becomes impaired, the entire balance of the loan is typically charged off immediately.

The following table presents credit risk ratings by class of loan as of March 31, 2012 and December 31, 2011:

March 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$49,144,950	$24,670,969	$885,981	$11,686,987	$238,000	$86,626,887
Special Mention	11,115,409	398,087	-	-	-	11,513,496
Substandard	2,232,262	6,672,588	1,400,365	759,087	-	11,064,302
Total	$62,492,621	$31,741,644	$2,286,346	$12,446,074	$238,000	$109,204,685

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$60,201,549	$26,578,102	$889,444	$12,010,750	$233,481	$99,913,326
Special Mention	4,945,275	269,222	-	-	-	5,214,497
Substandard	2,101,341	4,871,905	1,420,156	554,678	1,460	8,949,540
Total	$67,248,165	$31,719,229	$2,309,600	$12,565,428	$234,941	$114,077,363

Note 5.	Deposits

At March 31, 2012 and December 31, 2011, deposits consisted of the following:

	2012	2011
Noninterest bearing	$30,562,699	$31,003,581
Interest bearing:
Checking	4,987,896	5,149,535
Money Market	44,472,375	47,728,069
Savings	2,949,296	2,838,736
Time certificates, less than $100,000 (1)	19,658,512	19,657,059
Time certificates, $100,000 or more (2)	18,439,860	26,253,701
Total interest bearing	90,507,939	101,627,100
Total deposits	$121,070,638	$132,630,681

(1)	Included in time certificates of deposit, less than $100,000, at March 31, 2012 and December 31, 2011 were brokered deposits totaling $2,465,886 and $3,976,764, respectively.

(2)	Included in time certificates of deposit, $100,000 or more, at March 31, 2012 and December 31, 2011 were brokered deposits totaling $4,774,353 and $5,119,113, respectively.

Brokered deposits at March 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$273,032	$2,180,568
Time certificates of deposit purchased by the Bank through CDARS	4,205,268	4,161,974
Other brokered time certificates of deposit	2,761,939	2,753,335
Total brokered deposits	$7,240,239	$9,095,877

Note 6.	Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  At March 31, 2012, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing.  In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances.  There were no borrowings outstanding with the FHLB at March 31, 2012.

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

Note 7.	Shareholders’ Equity

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

The following is information about the computation of (loss) income per share for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012			2011
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(57,633)	2,711,485	$(0.02)	$(636,555)	2,696,902	$(0.24)
Effect of Dilutive Securities
Warrants/Restricted Stock/Stock Options outstanding	-	-	-	-	-
Diluted Loss Income Per Share
Loss available to common shareholders plus assumed conversions	$(57,633)	2,711,485	$(0.02)	$(636,555)	2,696,902	$(0.24)

For the three months ended March 31, 2012 and 2011, common stock equivalents of 27,167 shares and 1,000 shares, respectively, have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Restricted stock plan

A summary of the status of the Company’s nonvested restricted stock at March 31, 2012 and changes during the period then ended, is as follows:

	2012
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning of the year	-	$-
Granted	112,371	1.55
Vested and issued	(37,457)	1.55
Forfeited	-	-
Nonvested restricted stock at end of the year	74,914	1.55

For the three months ended March 31, 2012, there were 112,371 shares of time-based restricted stock granted to senior management. As of March 31, 2012, there was $101,630 of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over the remaining vesting period of less than one year. Of the 112,371 shares of restricted common stock, 37,457 shares vested on February 28, 2012. 37,457 shares of restricted common stock will vest as of July 1, 2012 and the remaining 37,457 shares of restricted common stock will vest on January 1, 2013.

Note 8.	Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.

The Company controls the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral that it deems necessary.

Financial instruments whose contract amounts represent credit risk at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Commitments to extend credit:
Future loan commitments	$665,000	$1,565,000
Unused lines of credit	15,066,920	17,569,186
Financial standby letters of credit	3,067,944	3,083,828
Undisbursed construction loans	508,827	508,827
	$19,308,691	$22,726,841

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The potential liability related to guarantees recorded at March 31, 2012 and December 31, 2011 was not significant.

Note 9.	Fair Value

             The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and due from banks, Federal funds sold, short-term investments, interest bearing certificates of deposit,  accrued interest receivable, Federal Home Loan Bank stock, accrued interest payable and repurchase agreements

The carrying amount is a reasonable estimate of fair value. The Company does not record these assets at fair value on a recurring basis. Cash and due from banks, Federal funds sold, short-term investments, interest bearing certificates of deposit,  accrued interest receivable, Federal Home Loan Bank stock, accrued interest payable and repurchase agreements are classified as Level 1 within the fair value hierarchy.

Available for sale securities

These financial instruments are recorded at fair value in the financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy.  Examples of such instruments include government agency bonds and mortgage-backed securities and common stock. Securities classified within level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available-for-sale-securities are recorded at fair value on a recurring basis.

The Company’s available for sale securities, comprised of U.S. Treasury securities and exchange traded equity securities representing common stock of a publicly traded company in the technology sector, are classified as Level 1 in the fair value hierarchy, as quoted prices are available in an active market.

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

At March 31, 2012 and December 31, 2011, the Company’s collateral dependent loans receivable considered impaired that were newly measured for fair value purposes during such periods, and for which an allowance for credit losses was established, were categorized as Level 3 within the fair value hierarchy, and the balances, net of related specific reserves, were $366,383 and $3,687,297, respectively. The remainder of the balance of loans receivable is classified as Level 2 within the fair value hierarchy.

Servicing assets

The fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The Company does not record these assets at fair value on a recurring basis. Servicing assets are classified as Level 2 within the fair value hierarchy.

Other assets held for sale and other real estate owned

Other assets held for sale represents real estate that is not intended for use in operations and real estate acquired through foreclosure, and are recorded at fair value on a nonrecurring basis. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the fair value measurement as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the fair value measurement as Level 3. The Company classified the other assets held for sale and other real estate owned as Level 2 within the fair value hierarchy, as the fair value of these assets was based upon current appraisals.

Other assets – derivative financial instruments

Derivative financial instruments represent an equity warrant asset held by the Bank which entitled the Bank to acquire stock in the issuer, a publicly traded company. The Bank held this asset for prospective investment gains. The Bank did not use it to hedge any economic risks nor does it use other derivative instruments to hedge economic risks. The equity warrant asset was recorded at fair value and classified as a derivative asset, which is a component of other assets, on the Company’s consolidated balance sheet at December 31, 2011. The Company classified the other assets – derivative financial instruments as Level 2 within the fair value hierarchy.

Interest only strips

The fair value is based on a valuation model that calculates the present value of estimated future cash flows.  The Company does not record these assets at fair value on a recurring basis. Interest only strips are classified as Level 2 within the fair value hierarchy.

Deposits

The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date.  The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities on such deposits.  The Company does not record deposits at fair value on a recurring basis. Deposits are classified as Level 2 within the fair value hierarchy.

Off-balance-sheet instruments

Fair values for the Company’s off-balance-sheet instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The Company does not record its off-balance-sheet instruments at fair value on a recurring basis. Off-balance-sheet instruments are classified as Level 3 within the fair value hierarchy.

The following tables detail the financial instruments carried at fair value and measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$3,799,994	$3,799,994	$-	$-
Common Stock- Technology Sector	$94,345	$94,345	$-	$-

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$3,849,847	$3,849,847	$-	$-
Other Assets - derivatives	$86,434	$-	$86,434	$-

The following tables detail the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$366,383	$-	$-	$366,383

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,678,296	$-	$-	$3,678,296

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

The estimated fair value amounts for March 31, 2012 and December 31, 2011 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such reporting dates.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

		March 31, 2012		December 31, 2011
	Fair Value	Recorded		Recorded
	Hierarachy	Book		Book
	Level	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	Level 1	$11,886,527	$11,886,527	$18,167,794	$18,167,794
Short-term investments	Level 1	6,287,761	6,287,761	6,764,409	6,764,409
Interest bearing certificates of deposit	Level 1	654,426	654,426	99,426	99,426
Available for sale securities	Level 1	3,894,339	3,894,339	3,849,847	3,849,847
Federal Home Loan Bank stock	Level 1	60,600	60,600	66,100	66,100
Loans receivable, net:
Observable inputs	Level 2	102,666,243	105,765,899	107,965,846	110,763,704
Unobservable inputs	Level 3	3,995,101	3,995,101	3,678,296	3,678,296
Accrued interest receivable	Level 1	370,831	370,831	434,302	434,302
Servicing rights	Level 2	7,437	18,687	7,991	20,079
Interest only strips	Level 2	9,636	15,543	10,364	16,717
Derivative financial instruments	Level 2	-	-	86,434	86,434

Financial Liabilities:
Noninterest-bearing deposits	Level 2	30,562,699	30,562,699	31,003,581	31,003,581
Interest bearing checking accounts	Level 2	4,987,896	4,987,896	5,149,535	5,149,535
Money market deposits	Level 2	44,472,375	44,472,375	47,728,069	47,728,069
Savings deposits	Level 2	2,949,296	2,949,296	2,838,736	2,838,736
Time certificates of deposits	Level 2	38,098,372	38,899,000	45,910,760	46,787,000
Repurchase agreements	Level 1	121,619	121,619	68	68
Accrued interest payable	Level 1	193,992	193,992	204,021	204,021

Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	-	-	-	-
Standby letters of credit	Level 3	-	-	-	-

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2012 and December 31, 2011.

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

Note 10.	Commitments and Contingencies

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

The Chief Executive Officer will earn a specified annual base salary over the term of the employment agreement and be entitled to receipt of incentive compensation at the end of each calendar year during the term in an amount up to 10% of the Chief Executive Officer’s base salary for achieving individual or corporate goals established by the Board of Directors of the Company or the Bank.In addition, the Chief Executive Officer has been granted 112,371 shares of restricted common stock of the Company pursuant to the restricted stock agreement.  Under the restricted stock agreement, the 112,371 shares of restricted common stock vests as follows:  37,457 shares as of the date of the restricted stock agreement, 37,457 shares as of July 2, 2012 and 37,457 shares as of January 2, 2013.

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

If the Chief Executive Officer is terminated for “Cause” or voluntarily terminates the Chief Executive Officer’s employment other than for “Good Reason,” the Chief Executive Officer will only be entitled to base salary accrued through the date of the Chief Executive Officer’s  termination.  If the Chief Executive Officer’s employment is terminated by reason of “Disability,” the Chief Executive Officer will receive disability benefits under any long-term disability plan maintained by the Company or the Bank.  In the event of the Chief Executive Officer’s death, the Chief Executive Officer’s beneficiary(ies) or estate will be paid the Chief Executive Officer’s base salary for a period of six months following the Chief Executive Officer’s death.  If the Chief Executive Officer is terminated for any reason other than for “Cause” or “Disability” or if the Chief Executive Officer voluntarily terminates the Chief Executive Officer’s employment for “Good Reason,” then the Chief Executive Officer will be entitled to receive (i) twelve months of base salary and (ii) the Chief Executive Officer’s individual and/or family health benefits coverage for a period of twelve months following the Chief Executive Officer’s  termination (or such other period prescribed by the then applicable COBRA law), with the Chief Executive Officer paying the same portion of the cost of such coverage as existed at the time of termination; provided, however, that no payments will be made to the Chief Executive Officer if such payments would constitute a “golden parachute payment” under regulations promulgated by the Federal Deposit Insurance Corporation.

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

Information about the reporting segments and reconciliation of such information to the consolidated financial statements was as follows:

Three Months Ended March 31, 2012
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,227,911	$1,421	$211	$-	$1,229,543

Provision for loan losses	30,000	-	-	-	30,000

Net interest income after provision for loan losses	1,197,911	1,421	211	-	1,199,543

Noninterest income	167,292	-	8,955	-	176,247

Noninterest expense	1,402,204	193	31,026	-	1,433,423

Net (loss) income	(37,001)	1,228	(21,860)	-	(57,633)

Total assets as of March 31, 2012	133,773,203	43,447	11,569,107	(10,977,731)	134,408,026

Three Months Ended March 31, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,323,388	$7,890	$807	$-	$1,332,085

Provision for loan losses	743,104	-	-	-	743,104

Net interest income after provision for loan losses	580,284	7,890	807	-	588,981

Noninterest income	116,291	-	6,000	-	135,561

Noninterest expense	1,326,316	838	20,673	-	1,361,097

Net (loss) income	(629,741)	7,052	(13,866)	-	(636,555)

Total assets as of March 31, 2011	157,880,076	106,679	13,663,025	(12,875,559)	158,774,221

Note 12.	Recent Accounting Pronouncements

In April 2011, the FASB amended its guidance relating to repurchase agreements.  The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  Instead, the amendments focus the assessment of effective control on the transferor's rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations.  The amended guidance became effective for the Company as it relates to transactions or modifications of existing transactions that occur in interim and annual periods beginning with the quarter ended March 31, 2012. These amendments did not have an impact on the Company's consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04).  ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The Company adopted the methodologies prescribed by this ASU during the quarter ended March 31, 2012.  Adoption of this guidance did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance effective for the quarter ended March 31, 2012.

The adoption of this guidance did not impact the Company's financial position, results of operations or cash flows and only impacted the presentation of other comprehensive income in the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2012 and 2011 together with the audited financial statements as of and for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Summary

As of March 31, 2012 , the Company had $134.4 million of total assets, $109.1 million of gross loans receivable, and $121.1 million of total deposits.  Total equity capital at March 31, 2012  was $11.6 million, and the Company’s Tier I Leverage Capital Ratio was 8.22%.

The Company had a net loss for the quarter ended March 31, 2012 of $58,000 (or basic and diluted loss per share of $0.02) as compared to a net loss of $637,000 (or basic and diluted loss per share of $0.24) for the first quarter of 2011. The decline in the Company’s net loss was largely attributable to a decrease in the provision for loan losses from $743,000 for the three months ended March 31, 2011 compared to a provision for loan losses of $30,000 for the same period in 2012. The decrease in the provision for loan losses during the first quarter of 2012 compared to the same period in 2011 was primarily related to one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in the first quarter of 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the first quarter of 2012, when compared to the same period of 2011, were influenced by the following factors:

●
Net interest income decreased by $102,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

●
Noninterest income increased by $54,000 because of loan prepayment fees received during the first three  months of 2012 with no similar income recognized in the first three months of 2011, as well as an increase in other noninterest income, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses increased by $85,000 during the first three months of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees expense, and insurance expense, which were partially offset by decreases in directors' fees and data processing fees. The increase in salaries and benefits expense during the first quarter of 2012 when compared to the first quarter of 2011 was primarily attributable to restricted stock compensation expense recorded by the Company for 37,457 shares of restricted stock which vested during the first quarter as a result of the Chief Executive Officer’s employment agreement and restricted stock agreement being executed on February 28, 2012. The increase in professional services fees was due to loan review and consulting services performed during the quarter ended March 31, 2012 with no such expenses incurred in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. These unfavorable changes were partially offset by the impact of reductions in directors’ fees that were approved by the Company’s compensation committee effective January 1, 2012 as well as benefits the Company continued to realize during the first quarter of 2012 related to the renewal of certain data processing service contracts during the fourth quarter of 2011.

Critical Accounting Policy

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to reporting the results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results of operations, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has reviewed this critical accounting policy and estimates with its audit committee.  Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited financial statements as of and for the year ended December 31, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience.  As both the Company’s asset size and outstanding loan balance increased significantly during 2010, beginning with the quarter ended March 31, 2011, the Company determined to place greater emphasis on the Company’s loss experience and to utilize the average loss experience for the prior four years instead of the prior three years used in the Company’s calculations through December 31, 2010. The Company increased the weighting of its loss experience from 25% to 50%.  The Company intends to weight the Company’s loss experience more heavily in determining the allowance for loan loss provision as the size of the Company’s loan portfolio becomes more significant. The historical loss period was extended by an additional year from the loss period utilized through December 31, 2010, which is considered more representative of average annual losses inherent in the loan portfolio.  For the quarter ended March 31, 2011, the provision for loan losses was $131,000 lower as a result of the combined effect of these changes.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,400,000 or 2.20% of gross loans outstanding at March 31, 2012 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2011, the allowance for loan losses was $2,300,000 or 2.02% of gross loans outstanding.  The increase in the allowance was attributable to an $188,000 increase in the specific component of the allowance, which was partially offset by an $89,000 decrease in the general component of the allowance. The increase in the specific component of the allowance was due to an increase in specific reserves totaling $188,000 for three loans identified as impaired during the three months ended March 31, 2012. The decrease in the general component of the reserve was due to a decline in loan volume.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Balance at beginning of year	$2,299,625	$2,786,641
Provision for loan losses	30,000	743,104
Recoveries of loans previously charged-off:
Commercial	70,275	9,557
Consumer	-	1,406
Total recoveries	70,275	10,963
Loans charged-off:
Commercial	-	(166,185)
Commercial loans secured by real estate	-	(866,760)
Residential mortgages	-	-
Consumer	-	(9,115)
Total charge-offs	-	(1,042,060)
Balance at end of period	$2,399,900	$2,498,648

Net recoveries (charge-offs) to average loans	0.06%	(2.90%)

Non-Performing Assets and Potential Problem Loans

The following table represents nonperforming assets and potential problem loans at March 31, 2012 and December 31, 2011:

Non-accrual loans:	2012	2011
Commercial loans secured by real estate	$948,750	$787,311
Commercial	2,242,404	1,707,720
Construction and land	1,400,365	1,420,156
Residential mortgages	759,087	554,678
Consumer	-	1,460
Total non-accrual loans	5,350,606	4,471,325

Troubled debt restructured loans:
Commercial Loans Secured by Real Estate (represents non-accrual loans not included in Total non-accrual loans above)	1,283,512	1,314,030
Commercial	1,691,227	1,899,342
Foreclosed assets:
Commercial	195,463	374,211
Total non-performing assets	$8,520,808	$8,058,908

Ratio of non-performing assets to:
Total loans and foreclosed assets	7.79%	7.05%
Total assets	6.34%	5.52%
Accruing past due loans:
30 to 89 days past due	$168,208	$1,392,936
Total accruing past due loans	$168,208	$1,392,936

Ratio of accruing past due loans to total net loans:
30 to 89 days past due	0.15%	1.22%
Total accruing past due loans	0.15%	1.21%

Recent Accounting Changes

In April 2011, the FASB amended its guidance relating to repurchase agreements.  The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  Instead, the amendments focus the assessment of effective control on the transferor's rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations.  The amended guidance became effective for the Company as it relates to transactions or modifications of existing transactions that occur in interim and annual periods beginning with the quarter ended March 31, 2012. These amendments did not have an impact on the Company's consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRs, (ASU 2011-04).  ASU 2011-04 converges the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in existing guidance.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The Company adopted the methodologies prescribed by this ASU during the quarter ended March 31, 2012.  Adoption of this guidance did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance effective for the quarter ended March 31, 2012.

The adoption of this guidance did not impact the Company's financial position, results of operations or cash flows and only impacted the presentation of other comprehensive income in the financial statements.

Comparison of Financial Condition as of March 31, 2012 versus December 31, 2011

General
The Company’s total assets were $134.4 million at March 31, 2012, a decrease of $11.6 million over total assets of $146.0 million at December 31, 2011. The Bank’s net loans receivable decreased to $106.7 million at March 31, 2012 from $111.6 million at December 31, 2011, and cash and cash equivalents, including short term investments, decreased to $18.2 million as of March 31, 2012  from $24.9 million as of December 31, 2011.  Total deposits decreased to $121.1 million as of March 31, 2012 from $132.6 million as of December 31, 2011. The decreases in net loans receivable and cash and cash equivalents corresponded with the decrease in deposit liabilities during the three months ended March 31, 2012.

Short-term investments
Short-term investments, consisting of money market investments, decreased to $6.3 million at March 31, 2012 compared to $6.8 million at December 31, 2011.

Investments
Available for sale securities, which consisted of U.S. Treasury Bills of $3.8 million and equity securities of $100,000 (acquired during the first quarter of 2012), increased $100,000 to $3.9 million at March 31, 2012 from $3.8 million at December 31, 2011. The Company uses the U.S. Treasury Bills included in its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs. The Company’s investment in equity securities relates to the exercise of a warrant, classified as a derivative financial instrument to acquire common stock of a non-affiliated publicly traded company in the technology sector which the Company purchased from the Bank in the first quarter of 2012 and subsequently exercised and converted into 5,013 shares of common stock of the non-affiliated publicly traded company. These 5,013 shares of common stock of the non-affiliated publicly traded company were subsequently sold in April 2012 by the Company, resulting in a loss of $435.

Loans
Interest income on loans is the most important component of the Company’s net interest income. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The Company’s net loan portfolio was $106.7 million at March 31, 2012 versus $111.6 million at December 31, 2011, a decrease of $4.9 million.  The Company attributes the decline in loan balances during the first three months of 2012 to a decline in loan demand. The Bank’s loans have been made to small to medium-sized businesses, primarily in the Greater New Haven Market.  There are no other significant loan concentrations in the loan portfolio.

Deposits
Total deposits were $121.1 million at March 31, 2012, a decrease of $11.5 million or 8.7% from total deposits of $132.6 million at December 31, 2011. Non-interest bearing deposits were $30.6 million at March 31, 2012, a decrease of $400,000 or 1.4% from $31.0 million at December 31, 2011. Total interest bearing checking, money market and savings deposits decreased $3.3 million or 5.9% to $52.4 million at March 31, 2012 from $55.7 million at December 31, 2011.  Time deposits decreased $7.8 million or 17.0% to $38.1 million at March 31, 2012 from $45.9 million at December 31, 2011.  Included in time deposits at March 31, 2012 and December 31, 2011 were $7.2 million and $9.1 million, respectively, of brokered deposits. This included the Company’s placement of $4.2 million in customer deposits during the three months ended March 31, 2012 and the year ended December 31, 2011; and the purchase of $2.8 million in brokered certificates of deposit through the CDARS program during the three months ended March 31, 2012 and the year ended December 31, 2011. The CDARS program offers the Bank both reciprocal and one way swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance and gives the Bank additional access to funding.

The Bank maintains relationships with several deposit brokers and could utilize the services of one or more of these brokers if management determines that issuing brokered certificates of deposit would be in the best interest of the Bank and the Company.

The Greater New Haven Market is highly competitive.  The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services.  The level of rates offered by the Bank reflects the high level of competition in the Bank's market.

Other
Repurchase agreement balances totaled $122,000 at March 31, 2012 as compared to less than $100 at December 31, 2011.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three months ended March 31, 2012 and 2011

General
The Company had a net loss for the quarter ended March 31, 2012 of $58,000 (or basic and diluted loss per share of $0.02) as compared to a net loss of $637,000 (or basic and diluted loss per share of $0.24) for the first quarter of 2011. The decline in the Company’s net loss was largely attributable to a decrease in the provision for loan losses from $743,000 for the three months ended March 31, 2011 to a provision for loan losses of $30,000 for the same period in 2012. The decrease in the provision for loan losses during the first quarter of 2012 compared to the same period in 2011 was primarily related to one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in the first quarter of 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the first quarter of 2012, when compared to the same period of 2011, were influenced by the following factors:
●
Net interest income decreased by $102,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio) which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

●
Noninterest income increased by $54,000 because of loan prepayment fees received during the first three  months of 2012 with no similar income recognized in the first three months of 2011, as well as an increase in other noninterest income, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses increased by $85,000 during the first three months of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees expense and insurance expense, which were partially offset by decreases in directors' fees and data processing fees. The increase in salaries and benefits expense during the first quarter of 2012 when compared to the first quarter of 2011 was primarily attributable to restricted stock compensation expense recorded by the Company for 37,457 shares of restricted stock which vested during the first quarter as a result of the Chief Executive Officer’s employment agreement and restricted stock agreement being executed on February 28, 2012. The increase in professional services fees was due to loan review and consulting services performed during the quarter ended March 31, 2012 with no such expenses incurred in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. These unfavorable changes were partially offset by the impact of reductions in directors’ fees that were approved by the Company’s compensation committee effective January 1, 2012 as well as benefits the Company continued to realize during the first quarter of 2012 related to the renewal of certain data processing service contracts during the fourth quarter of 2011.

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

For the quarter ended March 31, 2012, net interest income was $1,230,000 versus $1,332,000 for the same period in 2011. The $102,000 or 7.7% decrease was the result of a $277,000 decrease in interest income partially offset by a $175,000 decrease in interest expense.  This net decrease was primarily the result of decreased asset volumes, as well as lower yields on interest earning assets, which were partially offset by decreases in average balances on interest bearing liabilities and favorable decreases in rates on interest bearing liabilities.

The Company’s average total interest earning assets were $123.0 million during the quarter ended March 31, 2012 compared to $138.2 million for the same period in 2011, a decrease of $15.2 million or 11.0%. The decrease in average interest earning assets of $15.2 million during the quarter ended March 31, 2012 was comprised of decreases in average balances of loans of $15.6 million, as well as decreases in average balances of short-term and other investments of $1.1 million, which were partially offset by increases in investments of $1.5 million.

The yield on average interest earning assets for the quarter ended March 31, 2012 was 5.08% compared to 5.32% for the same period in 2011, a decrease of 25 basis points.  The decrease in the yield on average interest earning assets was attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment, as well as an increase in non-performing loans.

The combined effects of the $15.2 million decrease in average balances of interest earning assets and the 25 basis point decrease in yield on average interest earning assets resulted in the $277,000 decline in interest income for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

The average balance of the Company’s interest bearing liabilities was $98.1 million during the quarter ended March 31, 2012 compared to $111.8 million for the quarter ended March 31, 2011, a decrease of $13.7 million or 12.2%. The cost of average interest bearing liabilities decreased 47 basis points to 1.34% for the quarter ended March 31, 2012 compared to 1.81% for the same period in 2011, which was due to maturities of higher priced time deposits, as well as a general decrease in market interest rates.

The combined effect of the 47 basis point decrease in cost of average interest bearing liabilities and the $13.7 million decrease in average balances of interest bearing liabilities resulted in the $175,000 decrease in interest expense for the quarter ended March 31, 2012  compared to the quarter ended March 31, 2011.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the three  months ended March 31, 2012 and 2011.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

	2012			2011

		Interest			Interest		Change	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1)(2)	$111,107	$1,541	5.56%	$126,770	$1,817	5.75%	$(276)	$(15,663)
Short-term and other investments	7,813	17	0.87%	8,905	18	0.81%	(1)	(1,092)
Investments	4,122	-	0.00%	2,610	-	0.00%	-	1,512
Total interest earning assets	123,042	1,558	5.08%	138,285	1,835	5.32%	(277)	(15,243)
Cash and due from banks	14,622			17,010				(2,388)
Premises and equipment, net	1,998			2,186				(188)
Allowance for loan losses	(2,351)			(3,222)				871
Other	3,305			2,726				579
Total assets	$140,616			$156,985				$(16,369)
Interest bearing liabilities
Time certificates	$43,005	198	1.85%	$62,751	331	2.12%	(133)	$(19,746)
Savings deposits	2,770	1	0.14%	2,679	5	0.75%	(4)	91
Money market / checking deposits	50,656	87	0.69%	43,993	124	1.13%	(37)	6,663
Capital lease obligations	1,161	42	14.51%	1,168	43	14.77%	(1)	(7)
Repurchase agreements	493	-	0.00%	1,159	-	0.00%	-	(666)
Total interest bearing liabilities	98,085	328	1.34%	111,750	503	1.81%	(175)	(13,665)

Non-interest bearing deposits	30,235			30,011				224
Accrued expenses and other liabilities	573			756				(183)
Shareholder's equity	11,723			14,468				(2,745)
Total liabilities and equity	$140,616			$156,985				$(16,369)
Net interest income		$1,230			$1,332		$(102)

Interest spread			3.74%			3.52%
Interest margin			4.01%			3.86%

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the three months ended March 31, 2012 and 2011 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2012 vs 2011
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$(218)	$(58)	$(276)
Short-term and other investments	(2)	1	(1)
Total interest earning assets	(220)	(57)	(277)

Interest bearing liabilities
Time certificates	(94)	(39)	(133)
Savings deposits	-	(4)	(4)
Money market / checking deposits	17	(54)	(37)
Capital lease obligations	-	(1)	(1)
Total interest bearing liabilities	(77)	(98)	(175)
Net interest income	$(143)	$41	$(102)

The decrease in net interest income during the first quarter of 2012 reflected a $15.2 million decrease in total average interest earning asset balances to $123.0 million for the three months ended March 31, 2012 compared to $138.3 million for the same period of 2011 and a decrease in the yields on interest earning assets to 5.08% for the three months ended March 31, 2012 from 5.32% in the same period of 2011. The combined effects of these unfavorable changes were partially offset by favorable decreases in rates on interest bearing liabilities to 1.34% for the three months ended March 31, 2012 from 1.81% for the same period in 2011, as well as a $13.7 million decrease in average interest bearing liabilities to $98.1 million in the first quarter of 2011 from $111.8 million in the first quarter of 2011. Overall, the decrease in net interest income attributed to volume changes was $143,000 which was partially offset by a net increase attributed to interest rate changes of $41,000. Interest income from interest earning assets in the first quarter of 2012 when compared to the same period in 2011 decreased by $277,000 because of the combined effects of a $57,000 decrease due to a decline in interest rates and a $220,000 decrease due to volume considerations.  Variances in the cost of interest bearing liabilities during the three months ended March 31, 2012 in comparison to the same period in 2011 were due to decreased rate considerations of $98,000 and decreased volume considerations of $77,000.

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

Provision for Loan Losses
The Bank’s provision for loan losses was $30,000 for the three months ended March 31, 2012 compared to $743,000 for the same period in 2011. The significant decrease in the provision for loan losses during the first quarter of 2012 when compared to the same period in 2011 was primarily related to one commercial loan secured by real estate that began showing signs of deterioration in the first quarter of 2011. The loan was evaluated and confirmed to be impaired. The commercial loan secured by real estate was severely impacted by competitive pressures and unfavorable market conditions that resulted in the borrower’s business discontinuing operations in the first quarter of 2011. The loan was secured by accounts receivable and commercial real estate.  The Company received a listing of accounts receivable serving as collateral for the balance of the borrower’s loan.  Upon analysis, the Company determined that the accounts receivable and commercial real estate  serving as collateral for the loan were insufficient to repay the loan, resulting in a direct charge-off of $772,000 during the first quarter of 2011.

Noninterest Income
Total noninterest income increased $54,000 to $176,000 for the three months ended March 31, 2012 from $122,000 for the same period in 2011. This increase was primarily due to loan prepayment fees of $52,000 recognized in the first quarter of 2012, with no such revenue in 2011, as well as a $15,000 increase in other noninterest income to $50,000 for the three months ended March 31, 2012 from $35,000 in the same period in 2011. The combined effects of these favorable changes were partially offset by a $13,000 decrease in service charges and fees due to changes in business practices of customers of the Bank during the first quarter of 2012 as compared to the same period in 2011.

Noninterest Expense
Total noninterest expense was $1,433,000 for the three months ended March 31, 2012 compared with $1,348,000 for the same period in 2011, an increase of $85,000 or 6.4%.

Salaries and benefits expense increased $104,000 to $804,000 for the three months ended March 31, 2012 from $700,000 for the same period in 2011. The increase was primarily attributable to restricted stock compensation expense recorded by the Company for 37,457 shares of restricted stock which vested during the first quarter following the execution of the Chief Executive Officer’s employment and restricted stock agreements on February 28, 2012.

Professional services expense increased by $44,000 to $162,000 for the three months ended March 31, 2012 from $117,000 for the same period in 2011 due to loan review and consulting services performed during the quarter ended March 31, 2012 with no such expenses incurred in 2011.

Fees for data processing and other outside services declined $27,000 to $67,000 for the quarter ended March 31, 2012 from $94,000 for the same period in 2011. The decrease was primarily due to benefits the Company realized on the renewal of certain related service contracts in the fourth quarter of 2011.

Insurance expense increased by $17,000 to $32,000 for the three months ended March 31, 2012 from $15,000 in 2011 primarily due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

Directors’ fees decreased by $40,000 to $36,000 for the three months ended March 31, 2012 from $76,000 for the same period in 2011.  The decrease was attributable to a reduction in fees paid to directors effective January 1, 2012 that was approved by the Company’s compensation committee.

Other operating expenses increased by $14,000 to $117,000 for the three months ended March 31, 2012 compared to $103,000 for the same period in 2011.

Off-Balance Sheet Arrangements

See Note 8 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

The Company’s liquidity position consisted of liquid assets totaling $22.7 million and $28.9 million, as of March 31, 2012 and December 31, 2011, respectively.  This represented 16.9% and 19.8%, respectively, of total assets at March 31, 2012 and December 31, 2011.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, short-term investments, interest-bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

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

Capital

The Company’s and Bank’s actual capital amounts and ratios at March 31, 2012 and December 31, 2011 were as follows:

The Company’s actual capital amounts and ratios at March 31, 2012 and December 31, 2011 were:

(dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,944	11.79%	$8,780	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,559	10.53%	4,390	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,559	8.22%	5,625	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$13,057	10.88%	$9,601	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,546	9.62%	4,800	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,546	7.41%	6,236	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios at March 31, 2012 and December 31, 2011 were:

(dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,123	11.09%	$8,749	8.00%	$10,936	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,743	9.82%	4,374	4.00%	6,561	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,743	7.68%	5,599	4.00%	6,999	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,283	10.28%	$9,555	8.00%	$11,943	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,780	9.03%	4,777	4.00%	7,166	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,780	6.95%	6,206	4.00%	7,758	5.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations.  As of March 31, 2012, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums.  However, the Bank has agreed with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking to maintain a minimum Tier 1 leverage ratio of at least 8.0%.  As a result of the Bank’s Tier 1 leverage ratio being 7.68% at March 31, 2012, the Bank developed a capital plan to increase its capital amounts and ratios and submitted such plan to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval.  Following receipt of regulatory approval, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain a minimum Tier 1 leverage ratio of at least 8.0%.

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

(b)    Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.               Mine Safety Disclosures

Not applicable.

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

10.1
Employment Agreement, effective as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and its subsidiary, The Bank of Southern Connecticut, and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2012)

10.2
Restricted Stock Agreement, dated as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

101.INS	XBRL Instance Document* (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document* (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* (filed herewith)

101.DEF	Taxonomy Extension Definitions Linkbase Document* (filed herewith)

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

SOUTHERN CONNECTICUT BANCORP, INC.

	By:	/s/ Joseph J. Greco
Name: Joseph J. Greco
Date: May 15, 2012	Title: Chief Executive Officer

	By:	/s/ Stephen V. Ciancarelli
Name: Stephen V. Ciancarelli
Date: May 15, 2012	Title: Senior Vice President & Chief Financial Officer

	By:	/s/ Anthony M. Avellani
Name: Anthony M. Avellani
Date: May 15, 2012	Title: Vice President & Chief Accounting Officer