Form 10-Q
period 2012-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2012-08-13
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                     Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2012
Common Stock, $.01 par value per share	2,772,816 shares

Table of Contents
Part I – Financial Information

Item 1.	Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$9,775,930	$18,167,794
Short term investments	6,065,606	6,764,409
Cash and cash equivalents	15,841,536	24,932,203

Interest bearing certificates of deposit	655,265	99,426
Available for sale securities (at fair value)	2,249,955	3,849,847
Federal Home Loan Bank stock	60,600	66,100
Loans receivable
Loans receivable	106,271,992	113,943,767
Allowance for loan losses	(2,185,000)	(2,299,625)
Loans receivable, net	104,086,992	111,644,142
Accrued interest receivable	387,912	434,302
Premises and equipment	1,921,463	2,014,665
Other real estate owned	582,911	374,211
Other assets held for sale	315,000	315,000
Other assets	1,612,351	2,240,009
Total assets	$127,713,985	$145,969,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$29,361,309	$31,003,581
Interest bearing deposits	84,992,606	101,627,100
Total deposits	114,353,915	132,630,681

Repurchase agreements	172,285	68
Capital lease obligations	1,158,148	1,161,938
Accrued expenses and other liabilities	443,572	631,285
Total liabilities	116,127,920	134,423,972

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value; shares authorized: 500,000; none issued	—	—
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2012 2,735,359; 2011 2,697,902	27,354	26,979
Additional paid-in capital	22,708,451	22,569,489
Accumulated deficit	(11,149,695)	(11,050,382)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	(45)	(153)
Total shareholders’ equity	11,586,065	11,545,933

Total liabilities and shareholders’ equity	$127,713,985	$145,969,905

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest Income:
Interest and fees on loans	$1,607,230	$1,805,410	$3,148,400	$3,622,756
Interest on securities	382	—	449	202
Interest on federal funds sold and short-term and other investments	9,578	26,909	26,542	44,498

Total interest income	1,617,190	1,832,319	3,175,391	3,667,456

Interest Expense:
Interest expense on deposits	230,116	481,339	516,706	940,861
Interest expense on capital lease obligations	41,570	43,101	83,539	86,407
Interest expense on repurchase agreements and other borrowings	58	261	156	489
Total interest expense	271,744	524,701	600,401	1,027,757
Net interest income	1,345,446	1,307,618	2,574,990	2,639,699

Provision (credit) for loan losses	180,254	(77,044)	210,254	666,060

Net interest income after provision (credit) for loan losses	1,165,192	1,384,662	2,364,736	1,973,639

Noninterest Income:
Service charges and fees	81,855	93,757	156,272	194,480
Loan prepayment fees	—	—	45,207	—
Other noninterest income	53,630	29,122	110,252	63,960
Total noninterest income	135,485	122,879	311,731	258,440

Noninterest Expenses:
Salaries and benefits	722,765	679,831	1,526,876	1,379,673
Professional services	114,919	56,137	276,538	173,563
Occupancy and equipment	136,269	160,937	295,976	342,471
Data processing and other outside services	69,737	111,983	136,561	206,007
FDIC Insurance	51,956	56,424	107,406	117,364
Directors fees	42,650	85,350	79,200	161,700
Insurance	32,427	13,261	64,854	28,261
Other operating expenses	171,633	166,829	288,369	282,806
Total noninterest expenses	1,342,356	1,330,752	2,775,780	2,691,845

Net (loss) income	$(41,679)	$176,789	$(99,313)	$(459,766)

Basic and diluted (loss) income per share	$(0.02)	$0.07	$(0.04)	$(0.17)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
For the Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(41,679)	$176,789	$(99,313)	$(459,766)

Other comprehensive income, net of taxes:
Net change in unrealized holding gain on available for sale securities	1,774	8	108	245
Comprehensive (loss) income	$(39,905)	$176,797	$(99,205)	$(459,521)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Six Months Ended June 30, 2012 and 2011

	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376

Net loss	—	—	—	(459,766)	—	(459,766)

Other comprehensive income	—	—	—	—	245	245

Restricted stock compensation	1,000	10	2,343	—	—	2,353

Balance, June 30, 2011	2,697,902	$26,979	$22,569,489	$(8,772,231)	$(29)	$13,824,208

Balance, December 31, 2011	2,697,902	$26,979	$22,569,489	$(11,050,382)	$(153)	$11,545,933

Net loss	—	—	—	(99,313)	—	(99,313)

Other comprehensive income	—	—	—	—	108	108

Restricted stock compensation	37,457	375	138,962	—	—	139,337

Balance, June 30, 2012	2,735,359	$27,354	$22,708,451	$(11,149,695)	$(45)	$11,586,065

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Cash Flows From Operations
Net loss	$(99,313)	$(459,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	—	(4)
Provision for loan losses	210,254	666,060
Share based compensation	139,337	2,353
Depreciation and amortization	115,901	135,604
Gain on sale of other real estate owned	(2,896)	—
Increase in cash surrender value of life insurance	(19,980)	(20,205)
Changes in assets and liabilities:
Decrease in deferred loan fees	(31,136)	(1,074)
Decrease in accrued interest receivable	46,390	93,245
Decrease in other assets	647,638	22,034
Decrease in accrued expenses and other liabilities	(187,713)	(145,910)
Net cash provided by operating activities	818,482	292,337
Cash Flows From Investing Activities
Purchases of interest bearing certificates of deposit	(555,839)	—
Proceeds from maturities of interest bearing certificates of deposits	—	13
Purchases of available for sale securities	(8,596,158)	(18,399,993)
Proceeds from maturities / calls of available for sale securities	10,196,158	16,900,000
Redemptions of Federal Home Loan Bank Stock	5,500	—
Net decrease in loans receivable	6,990,584	5,156,026
Purchases of premises and equipment	(22,699)	(8,243)
Proceeds from the sale of other real estate owned	181,644	—
Capitalized costs related to other real estate owned	—	(7,375)
Net cash provided by investing activities	8,199,190	3,640,428
Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(5,351,116)	3,012,423
Net (decrease) increase in certificates of deposit	(12,925,650)	2,689,646
Net increase in repurchase agreements	172,217	57,030
Principal repayments on capital lease obligations	(3,790)	(3,415)
Net cash (used in) provided by financing activities	(18,108,339)	5,755,684
Net (decrease) increase in cash and cash equivalents	(9,090,667)	9,688,449
Cash and cash equivalents
Beginning	24,932,203	20,837,760
Ending	$15,841,536	$30,526,209

See Notes to Consolidated Financial Statements	(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), Continued
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$736,675	$1,016,885

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$387,448	$858,550

Unrealized holding gains on available for sale securities arising during the period	$108	$245

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

Note 2. Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the year as a whole. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2011, filed with the Securities and Exchange Commission on Form 10-K on March 30, 2012. Certain amounts included in the 2011 consolidated financial statements have been reclassified to conform with the 2012 presentation. Such reclassification had no impact on net income (loss).

Note 3. Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at June 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
U.S. Treasury Bills	$2,250,000	$—	$(45)	$2,249,955

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,850,000	$—	$(153)	$3,849,847

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at June 30, 2012 and 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$2,249,955	$45	$—	$—	$2,249,955	$45

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,849,847	$153	$—	$—	$3,849,847	$153

At both June 30, 2012 and December 31, 2011, the Company had one available for sale security in an unrealized loss position.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

The amortized cost and fair value of available for sale debt securities at June 30, 2012 by contractual maturity are presented below:

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$2,250,000	$2,249,955

Note 4. Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at June 30, 2012 and December 31, 2011 was as follows:

	2012	2011
Commercial loans secured by real estate	$65,447,716	$67,248,165
Commercial	25,776,880	31,719,229
Residential mortgages	12,667,316	12,565,428
Construction and land	2,276,502	2,309,600
Consumer	206,038	234,941
Total loans	106,374,452	114,077,363
Net deferred loan fees	(102,460)	(133,596)
Allowance for loan losses	(2,185,000)	(2,299,625)
Loans receivable, net	$104,086,992	$111,644,142

The following table details the period end loan balances and the allowance for loan losses by portfolio segment that were collectively and individually evaluated for impairment as of June 30, 2012 and December 31, 2011.

June 30, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$63,530,590	$22,036,857	$11,945,100	$882,386	$206,038	$98,600,971
Loans individually evaluated for impairment	1,917,126	3,740,023	722,216	1,394,116	—	7,773,481
Total	$65,447,716	$25,776,880	$12,667,316	$2,276,502	$206,038	$106,374,452

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,197,231	$758,046	$199,995	$21,754	$3,576	$2,180,602
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,197,231	$762,444	$199,995	$21,754	$3,576	$2,185,000

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$65,146,824	$28,112,167	$12,010,750	$889,444	$233,481	$106,392,666
Loans individually evaluated for impairment	2,101,341	3,607,062	554,678	1,420,156	1,460	7,684,697
Total	$67,248,165	$31,719,229	$12,565,428	$2,309,600	$234,941	$114,077,363

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,122,699	$961,581	$187,224	$20,431	$3,292	$2,295,227
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625

            The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

June 30, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625
Provision for loan losses	45,418	117,266	45,963	1,323	284	210,254
Loans charged-off	—	(384,027)	(33,192)	—	—	(417,219)
Recoveries of loans previously charged-off	29,114	63,226		—	—	92,340
Net recoveries (charge-offs)	29,114	(320,801)	(33,192)	—	—	(324,879)
Balance at end of period	$1,197,231	$762,444	$199,995	$21,754	$3,576	$2,185,000

Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,197,231	$758,046	$199,995	$21,754	$3,576	$2,180,602
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,197,231	$762,444	$199,995	$21,754	$3,576	$2,185,000

June 30, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for (credit to) loan losses	522,487	205,384	(29,414)	(37,855)	5,458	666,060
Loans charged-off	(1,124,269)	(156,628)	—	—	(9,115)	(1,290,012)
Recoveries of loans previously charged-off	—	4,104	—	—	2,156	6,260
Net charge-offs	(1,124,269)	(152,524)	—	—	(6,959)	(1,283,752)
Balance at end of period	$985,414	$874,841	$286,732	$17,327	$4,635	$2,168,949

Period-end amount allocated to:
Loans collectively evaluated for impairment	$707,157	$696,688	$132,795	$17,327	$4,635	$1,558,602
Loans individually evaluated for impairment	278,257	178,153	153,937	—	—	610,347
Balance at end of period	$985,414	$874,841	$286,732	$17,327	$4,635	$2,168,949

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

The following tables relate to impaired loans as of June 30, 2012 and as of December 31, 2011:

June 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Commercial loans secured by real estate	$1,888,012	$1,917,126	$—	$1,917,126	$—
Commercial	4,060,824	2,072,145	1,667,878	3,740,023	4,398
Construction and land	1,394,116	1,394,116	—	1,394,116	—
Residential mortgages	755,408	722,216	—	722,216	—
Consumer	—	—	—	—	—
Total	$8,098,360	$6,105,603	$1,667,878	$7,773,481	$4,398

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Commercial loans secured by real estate	$2,354,430	$2,101,341	$—	$2,101,341	$—
Commercial	4,664,485	1,707,720	1,899,342	3,607,062	4,398
Construction and land	1,420,156	1,420,156	—	1,420,156	—
Residential mortgages	706,472	554,678	—	554,678	—
Consumer	1,460	1,460	—	1,460	—
Total	$9,147,003	$5,785,355	$1,899,342	$7,684,697	$4,398

 The following tables relate to interest income recognized by class of impaired loans as of and for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Six Months Ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$2,131,753	$41,035	$3,446,949	$60,908
Commercial	3,733,465	38,418	1,473,522	7,766
Construction and land	1,407,061	25,205	1,000,000	—
Residential mortgages	695,715	5,168	724,848	8,186
Consumer	532	14	—	—
Total	$7,968,526	$109,840	$6,645,319	$76,860

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

The Company has established credit policies applicable to each type of lending activity in which it engages, evaluates the creditworthiness of each customer on an individual basis and, when deemed appropriate, obtains collateral. Collateral varies by each borrower and loan type. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Important types of collateral include business assets, real estate, commercial vehicles, equipment, automobiles, marketable securities and time deposits. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows.

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

At June 30, 2012 and December 31, 2011, the unpaid principal balances of loans placed on nonaccrual status were $5,010,913 and $5,785,355, respectively. At June 30, 2012, three commercial loans with an aggregate principal balance of $1,926,498 and two commercial real estate loans with an aggregate principal balance of $1,359,953 were considered to be troubled debt restructurings. There are no further commitments to lend funds to these borrowers. Accruing loans contractually past due 90 days or more were $134,902 at June 30, 2012. There were no loans past due 90 days or more and still accruing interest at December 31, 2011.

Nonaccrual loans segregated by class of loans as of June 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Commercial loans secured by real estate	$822,436	$2,101,341
Commercial	2,072,145	1,707,720
Construction and land	1,394,116	1,420,156
Residential mortgages	722,216	554,678
Consumer	—	1,460
	$5,010,913	$5,785,355

An age analysis of past due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$3,029,213	$822,436	$3,851,649	$61,596,067	$65,447,716	$—
Commercial	5,762	2,155,088	2,160,850	23,616,030	25,776,880	82,943
Residential mortgages	—	722,216	722,216	11,945,100	12,667,316	—
Construction and land	—	1,394,116	1,394,116	882,386	2,276,502	—
Consumer	—	51,959	51,959	154,079	206,038	51,959
	$3,034,975	$5,145,815	$8,180,790	$98,193,662	$106,374,452	$134,902

December 31, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$128,384	$2,101,341	$2,229,725	$65,018,440	$67,248,165	$—
Commercial	1,052,990	1,707,720	2,760,710	28,958,519	31,719,229	—
Residential mortgages	211,562	554,678	766,240	11,799,188	12,565,428	—
Construction and land	—	1,420,156	1,420,156	889,444	2,309,600	—
Consumer	—	1,460	1,460	233,481	234,941	—
	$1,392,936	$5,785,355	$7,178,291	$106,899,072	$114,077,363	$—

Troubled Debt Restructurings. The recorded investment balance of TDRs, net of charge-offs, as of June 30, 2012 and December 31, 2011 was $3,286,000 and $3,213,000, respectively. At June 30, 2012, this recorded investment balance included $1,095,000 for a commercial and industrial loan which returned to accrual status during the quarter ended June 30, 2012, as it had performed in accordance with the terms and conditions of its restructuring agreement for a period of one year. At both June 30, 2012 and December 31, 2011, there was a $4,398 specific reserve related to one TDR. There were no charge-offs of TDRs during the three and six months ended June 30, 2012 and 2011. There were no additional funds committed to borrowers in TDR status at June 30, 2012.

The following table provides information on loans modified as TDRs during the six months ended June 30, 2012:

	For the Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Commercial	2	$428,228	$428,228	1.12%

The following table provides information on how loans were modified as TDRs during the six months ended June 30, 2012:

2012
Extended maturity	$79,617
Adjusted interest rates	348,611
Total	$428,228

There were no loans previously modified as a TDR for which there was a payment default during the six months ended June 30, 2012.

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

The following table presents credit risk ratings by class of loan as of June 30, 2012 and December 31, 2011:

June 30, 2012	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$52,203,513	$19,392,802	$882,386	$11,945,100	$206,038	$84,629,839
Special Mention	9,897,872	746,979	—	—	—	10,644,851
Substandard	3,346,331	5,637,099	1,394,116	722,216	—	11,099,762
Total	$65,447,716	$25,776,880	$2,276,502	$12,667,316	$206,038	$106,374,452

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$60,201,549	$26,578,102	$889,444	$12,010,750	$233,481	$99,913,326
Special Mention	4,945,275	269,222	—	—	—	5,214,497
Substandard	2,101,341	4,871,905	1,420,156	554,678	1,460	8,949,540
Total	$67,248,165	$31,719,229	$2,309,600	$12,565,428	$234,941	$114,077,363

Note 5. Deposits

At June 30, 2012 and December 31, 2011, deposits consisted of the following:

	2012	2011
Noninterest bearing	$29,361,309	$31,003,581
Interest bearing:
Checking	5,646,296	5,149,535
Money Market	43,289,095	47,728,069
Savings	3,072,105	2,838,736
Time certificates, less than $100,000 (1)	12,033,754	19,657,059
Time certificates, $100,000 or more (2)	20,951,356	26,253,701
Total interest bearing	84,992,606	101,627,100
Total deposits	$114,353,915	$132,630,681

(1)	Included in time certificates of deposit, less than $100,000, at June 30, 2012 and December 31, 2011 were brokered deposits totaling $553,926 and $3,976,764, respectively.

(2)	Included in time certificates of deposit, $100,000 or more, at June 30, 2012 and December 31, 2011 were brokered deposits totaling $4,295,236 and $5,119,113, respectively.

Brokered deposits at June 30, 2012 and December 31, 2011 were as follows:

	2012	2011

Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$4,387,893	$4,161,974
Time certificates of deposit purchased by the Bank through CDARS	275,117	2,180,568
Other brokered time certificates of deposit	186,152	2,753,335
Total brokered deposits	$4,849,162	$9,095,877

As a result of the Consent Order described in Note 13, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval during the period in which the Consent Order is in place.

Note 6. Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At June 30, 2012, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at June 30, 2012.

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

The following is information about the computation of (loss) income per share for the three months and six months ended June 30, 2012 and 2011:

Three Months Ended June 30,	2012			2011
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (Loss) Income Per Share
(Loss) income available to common shareholders	$(41,679)	2,735,359	$(0.02)	$176,789	2,697,407	$0.07
Effect of Dilutive Securities
Warrants/Restricted Stock/Stock Options outstanding	—	—	—	—	495	—
Diluted Loss Income Per Share
(Loss) income available to common
shareholders plus assumed conversions	$(41,679)	2,735,359	$(0.02)	$176,789	2,697,902	$0.07

For the three months ended June 30, 2012, common stock equivalents of 74,914 shares have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Six Months Ended June 30,	2012			2011
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(99,313)	2,723,422	$(0.04)	$(459,766)	2,697,156	$(0.17)
Effect of Dilutive Securities
Warrants/Restricted Stock/Stock Options outstanding	—	—	—	—	—	—
Diluted Loss Per Share
Loss available to common
shareholders plus assumed conversions	$(99,313)	2,723,422	$(0.04)	$(459,766)	2,697,156	$(0.17)

For the six months ended June 30, 2012 and 2011, common stock equivalents of 51,040 shares and 746 shares, respectively, have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Restricted stock plan

A summary of the status of the Company’s nonvested restricted stock at June 30, 2012 and changes during the period then ended, is as follows:

	2012
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning of the year	—	$—
Granted	112,371	1.55
Vested and issued	(37,457)	1.55
Forfeited	—	—
Nonvested restricted stock at June 30, 2012	74,914	1.55

For the six months ended June 30, 2012, there were 112,371 shares of time-based restricted stock granted to senior management. During the six months ended June 30, 2012, $139,337 of compensation cost related to restricted stock awards was recognized. As of June 30, 2012, there was $34,835 of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over the remaining vesting period of less than one year. Of the 112,371 shares of restricted common stock, 37,457 shares vested on February 28, 2012, 37,457 shares vested on July 1, 2012 and the remaining 37,457 shares of restricted common stock will vest on January 1, 2013.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Commitments to extend credit:
Future loan commitments	$2,860,000	$1,565,000
Unused lines of credit	14,546,460	17,569,186
Financial standby letters of credit	2,279,806	3,083,828
Undisbursed construction loans	508,827	508,827
	$20,195,093	$22,726,841

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at June 30, 2012 and December 31, 2011 was not significant.

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

Available for sale securities

These financial instruments are recorded at fair value in the financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities and common stock. Securities classified within level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis.

The Company’s available for sale securities, comprised of U.S. Treasury securities, are classified as Level 1 in the fair value hierarchy, as quoted prices are available in an active market.

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

At June 30, 2012 and December 31, 2011, the Company’s collateral dependent loans receivable considered impaired that were newly measured for fair value purposes during such periods, were categorized as Level 3 within the fair value hierarchy, and the balances, net of related specific reserves, were $609,149 and $3,678,296, respectively. The remainder of the balance of loans receivable is classified as Level 2 within the fair value hierarchy.

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

Deposits

The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities on such deposits. The Company does not record deposits at fair value on a recurring basis. Demand deposits, savings and money market deposits are classified as Level 1 within the fair value hierarchy. Certificates of deposit are classified as Level 2 within the fair value hierarchy.

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

The following tables detail the financial instruments carried at fair value and measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance	Quoted Prices in Active Markets for	Significant Observable	Significant Unobservable
	as of	Identical Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$2,249,955	$2,249,955	$-	$-

	Balance	Quoted Prices in Active Markets for	Significant Observable	Significant Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$3,849,847	$3,849,847	$-	$-
Other Assets - derivatives	$86,434	$-	$86,434	$-

The following tables detail the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in Active Markets for	Significant Observable	Significant Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$609,149	$-	$-	$609,149

		Quoted Prices in Active Markets for	Significant Observable	Significant Unobservable
	Balance as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,678,296	$-	$-	$3,678,296

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

The estimated fair value amounts as of June 30, 2012 and December 31, 2011 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such reporting dates.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

		June 30, 2012		December 31, 2011
	Fair Value	Recorded		Recorded
	Hierarachy	Book		Book
	Level	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and due from banks	Level 1	$9,775,930	$9,775,930	$18,167,794	$18,167,794
Short-term investments	Level 1	6,065,606	6,065,606	6,764,409	6,764,409
Interest bearing certificates of deposit	Level 1	655,265	655,265	99,426	99,426
Available for sale securities	Level 1	2,249,955	2,249,955	3,849,847	3,849,847
Federal Home Loan Bank stock	Level 1	60,600	60,600	66,100	66,100
Loans receivable, net:
Observable inputs	Level 2	99,076,079	101,265,087	106,893,215	109,691,073
Unobservable inputs	Level 3	5,010,913	5,010,913	4,750,927	4,750,927
Accrued interest receivable	Level 1	387,912	387,912	434,302	434,302
Servicing rights	Level 2	6,925	17,400	7,991	20,079
Interest only strips	Level 2	8,964	14,459	10,364	16,717
Derivative financial instruments	Level 2	-	-	86,434	86,434

Financial Liabilities:
Noninterest-bearing deposits	Level 1	29,361,309	29,361,309	31,003,581	31,003,581
Interest bearing checking accounts	Level 1	5,646,296	5,646,296	5,149,535	5,149,535
Money market deposits	Level 1	43,289,095	43,289,095	47,728,069	47,728,069
Savings deposits	Level 1	3,072,105	3,072,105	2,838,736	2,838,736
Time certificates of deposits	Level 2	32,985,110	32,897,000	45,910,760	46,787,000
Repurchase agreements	Level 1	172,285	172,285	68	68
Accrued interest payable	Level 1	67,748	67,748	204,021	204,021

Off-balance-sheet financial instruments:
Commitments to extend credit	Level 3	-	-	-	-
Standby letters of credit	Level 3	-	-	-	-

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2012 and December 31, 2011.

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

Note 10. Commitments and Contingencies

Change in Control Agreement

Effective June 21, 2012, the Bank entered into a change in control agreement with its Senior Vice President of Retail Banking.

The agreement provides that in the event of (i) a “Change in Control” (as defined in the agreement) and (ii) the termination within twelve months of such ‘Change in Control” of the Senior Vice President of Retail Banking’s employment (a) for any reason other than for “Cause” (as defined in the agreement), death or “Disability” (as defined in the agreement) or (b) as result of his resignation for “Good Reason” (as defined in the agreement) following the cure period specified in the agreement, the Senior Vice President of Retail Banking will be entitled to receipt of an amount equal to one times his annual base salary immediately prior to his termination or employment or the “Change in Control,” whichever is higher. The Senior Vice President of Retail Banking will also be entitled to receipt of accrued but unpaid compensation and vacation time as well as an amount equal to one year’s medical and dental insurance premiums totaling approximately $20,000.

The agreement further provides that notwithstanding anything to the contrary contained in the agreement, no “Change in Control” payments will be made to the Senior Vice President of Retail Banking if such payments would constitute a “golden parachute payment” under regulations promulgated by the Federal Deposit Insurance Corporation.

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

Information about the reporting segments and reconciliation of such information to the consolidated financial statements was as follows:

Three Months Ended June 30, 2012
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,344,586	$763	$97	$—	$1,345,446

Provision for loan losses	180,254	—	—	—	180,254

Net interest income after provision for loan losses	1,164,332	763	97	—	1,165,192

Noninterest income	127,385	—	7,665	435	135,485

Noninterest expense	1,267,024	(379)	75,276	435	1,342,356

Net (loss) income	24,693	1,142	(67,514)	—	(41,679)

Total assets as of June 30, 2012	127,084,192	44,419	11,598,657	(11,013,283)	127,713,985

Three Months Ended June 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,301,097	$5,967	$554	$—	$1,307,618

Provision for loan losses	(77,044)	—	—	—	(77,044)

Net interest income after provision for loan losses	1,378,141	5,967	554	—	1,384,662

Noninterest income	130,149	—	6,000	—	136,149

Noninterest expense	1,314,016	485	29,521	—	1,344,022

Net (loss) income	194,274	5,482	(22,967)	—	176,789

Total assets as of June 30, 2011	156,927,876	111,991	14,026,852	(13,459,558)	157,607,161

Six Months Ended June 30, 2012
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$2,572,499	$2,183	$308	$—	$2,574,990

Provision for loan losses	210,254	—	—	—	210,254

Net interest income after provision for loan losses	2,362,245	2,183	308	—	2,364,736

Noninterest income	294,676	—	16,620	435	311,731

Noninterest expense	2,669,230	(187)	106,302	435	2,775,780

Net (loss) income	(12,309)	2,370	(89,374)	—	(99,313)

Total assets as of June 30, 2012	127,084,192	44,419	11,598,657	(11,013,283)	127,713,985

Six Months Ended June 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$2,624,482	$13,856	$1,361	$—	$2,639,699

Provision for loan losses	666,060	—	—	—	666,060

Net interest income after provision for loan losses	1,958,421	13,856	1,361	—	1,973,639

Noninterest income	259,710	—	12,000	—	271,710

Noninterest expense	2,653,599	1,322	50,194	—	2,705,115

Net loss	(435,467)	12,534	(36,833)	—	(459,766)

Total assets as of June 30, 2011	156,927,876	111,991	14,026,852	(13,459,558)	157,607,161

Note 12. Recent Accounting Pronouncements

In April 2011, the FASB amended its guidance relating to repurchase agreements. The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Instead, the amendments focus the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amended guidance became effective for the Company as it relates to transactions or modifications of existing transactions that occur in interim and annual periods beginning with the quarter ended March 31, 2012. These amendments did not have an impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance effective for the quarter ended March 31, 2012. The adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows and only impacted the presentation of other comprehensive income in the financial statements.

Note 13. Subsequent Events

On July 2, 2012, the Bank entered into a stipulation and consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Connecticut Department of Banking (“Connecticut Department of Banking”). Thereafter, on July 3, 2012, the Bank entered into a Consent Order (the Consent Order) with the FDIC and the Connecticut Department of Banking.

By entering into the Consent Order, the Bank has agreed to take certain measures in a number of areas, including, without limitation, the following: (i) having and retaining qualified management and reviewing and revising its assessment of senior management; (ii) maintaining minimum specified capital levels and developing and submitting a capital plan in the event any of its capital ratios fall below such minimum specified capital levels; (iii) formulating and submitting a profit and budget plan consisting of goals and strategies consistent with sound banking practices and implementing such plan; (iv) formulating and submitting a plan to reduce classified assets and implementing such plan; (v) reviewing and improving the loan and credit risk management policies and procedures; (vi) developing and implementing action plans addressing all other recommendations identified within its most recent Report of Examination; (vii) complying with the Interagency Policy Statement on Internal Audit Function and its Outsourcing; and (viii) not accepting, renewing or rolling over any brokered deposits unless the Bank is in compliance with regulations governing the solicitation and acceptance of brokered deposits. The Consent Order also provides that the Bank will obtain prior regulatory approval before the payment of any dividends. The Bank has already adopted and implemented many of the actions prescribed in the Consent Order.

The Consent Order requires the Bank to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%.  At June 30, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In June 2012, the Bank submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval.  The capital plan included a profit and budget plan and a plan to reduce classified assets. Following receipt of regulatory approval, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain the minimum capital ratios set forth in the Consent Order.

The Bank has an Oversight Committee that is responsible for supervising the implementation of the Consent Order. The Oversight Committee meets monthly and is currently composed of the Company’s Chairman of the Board, two additional directors, the Chief Executive Officer, the President and Chief Credit Officer and the Chief Financial Officer.

The Consent Order is the result of ongoing discussions between the Bank’s regulatory agencies and the Bank based on a regulatory examination conducted in early 2012. The Consent Order will remain in effect until it is modified or terminated by the FDIC and the Connecticut Department of Banking. The Bank’s customer deposits remain fully insured to the highest limit set by the FDIC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2012 and 2011 together with the audited financial statements as of and for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Summary

As of June 30, 2012, the Company had $127.7 million of total assets, $106.3 million of gross loans receivable, and $114.4 million of total deposits. Total equity capital at June 30, 2012 was $11.6 million, and the Company’s Tier I Leverage Capital Ratio was 8.92%.

The Company had a net loss for the quarter ended June 30, 2012 of $42,000 (or basic and diluted loss per share of $0.02) as compared to net income of $177,000 (or basic and diluted income per share of $0.07) for the second quarter of 2011. The decline in the Company’s net income was largely attributable to an increase in the provision for loan losses to $180,000 for the three months ended June 30, 2012 compared to a credit to the provision for loan losses of $77,000 for the same period in 2011. The increase in the provision for loan losses was primarily related to an increase in net charge-offs during the second quarter of 2012 compared to the second quarter of 2011, including charge-offs against specific reserves relating to four impaired loans during the three months ended June 30, 2012. These changes, are in contrast to the credit to the provision for loan losses during the second quarter of 2011, which was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated and the return to accrual status of one commercial real estate loan, for which a specific allowance of $100,000 was reversed as the loan had performed for over one year and no allowance was considered necessary.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the second quarter of 2012, when compared to the same period of 2011, were influenced by the following factors:

●
Net interest income increased by $38,000 due to the combined effects of decreases in liability volumes, lower rates paid on interest bearing liabilities and an increase in yields on interest earning assets (primarily attributable to recognition of $42,000 in interest income on one commercial and industrial loan classified as a troubled debt restructuring which returned to accrual status during the quarter ended June 30, 2012 as it had performed in accordance with the terms of its restructuring agreement for a period of one year), which were partially offset by decreases in loan volume;

●
Noninterest income increased by $12,000 because of increases in other noninterest income (primarily loan fees) during the three months ended June 30, 2012 compared to the same period of 2011, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses increased by $12,000 during the second quarter of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees and insurance expense, which were partially offset by decreases in directors’ fees and data processing fees. The increase in salaries and benefits expense during the second quarter of 2012 when compared to the second quarter of 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012. The increase in professional services fees was due to increased costs for internal auditing and consulting services performed during the quarter ended June 30, 2012 compared to the same period in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. These unfavorable changes were partially offset by the impact of reductions in directors’ fees that were approved by the Company’s compensation committee effective January 1, 2012, as well as benefits the Company continued to realize during the second quarter of 2012 related to the renewal of certain data processing service contracts during the fourth quarter of 2011.

 The Company had a net loss for the six months ended June 30, 2012 of $99,000 (or basic and diluted loss per share of $.04) as compared to a net loss of $460,000 (or basic and diluted loss per share of $0.17) for the six months ended June 30, 2011. The decline in the Company’s net loss was largely attributable to a decrease in the provision for loan losses to $210,000 for the six months ended June 30, 2012 compared to a provision for loan losses of $666,000 for the same period in 2011. The decrease in the provision for loan losses during the six months ended June 30, 2012 compared to the same period in 2011 was primarily related to one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the six months ended June 30, 2012, when compared to the same period of 2011, were influenced by the following factors:

●
Net interest income decreased by $65,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

●
Noninterest income increased by $54,000 because of loan prepayment fees received during the six months ended June 30, 2012 with no similar income recognized in the same period of 2011, as well as an increase in other noninterest income, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses increased by $84,000 during the first six months of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees and insurance expense, which were partially offset by decreases in directors’ fees and data processing fees. The increase in salaries and benefits expense during the first six months of 2012 when compared to the same period in 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012. The increase in professional services fees was due to increased costs for loan review, internal audit and consulting services performed during the six months ended June 30, 2012, compared to the same period in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. These unfavorable changes were partially offset by the impact of reductions in directors’ fees that were approved by the Company’s compensation committee effective January 1, 2012, as well as benefits the Company continued to realize during the first six months of 2012 related to the renewal of certain data processing service contracts during the fourth quarter of 2011.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,185,000 or 2.06% of gross loans outstanding at June 30, 2012 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2011, the allowance for loan losses was $2,300,000 or 2.02% of gross loans outstanding.  The decrease in the allowance was attributable to a $115,000 decrease in the general component of the allowance. The decrease in the general component of the reserve was primarily due to a decline in loan volume during the six months ended June 30, 2012. In addition, the Company had $417,000 in charge-offs during the six months ended June 30, 2012, of which $384,000 was for loans that were not impaired at December 31, 2011 and $33,000 was related to a decline in collateral for a loan impaired at December 31, 2011. The charge-offs during the first six months of 2012 primarily relate to three commercial and industrial loans and one residential loan. The Company’s net loan charge-offs were adequately provided for during the six months ended June 30, 2012.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The changes in the allowance for loan losses for the six months ended June 30, 2012 and 2011 are as follows:

	2012	2011
Balance at beginning of year	$2,299,625	$2,786,641
Provision for loan losses	210,254	666,060
Recoveries of loans previously charged-off:
Commercial	63,226	4,104
Commercial loans secured by real estate	29,114
Consumer	—	2,156
Total recoveries	92,340	6,260
Loans charged-off:
Commercial	(384,027)	(134,699)
Commercial loans secured by real estate	—	(1,146,198)
Residential mortgages	(33,192)	—
Consumer	—	(9,115)
Total charge-offs	(417,219)	(1,290,012)
Balance at end of period	$2,185,000	$2,168,949

Net charge-offs to average loans	(0.30)%	(1.03%)

Non-Performing Assets and Potential Problem Loans

The following table represents non-performing assets and potential problem loans at June 30, 2012 and December 31, 2011:

	2012	2011
Non-accrual loans:
Commercial loans secured by real estate	$557,173	$787,311
Commercial	1,813,525	1,707,720
Construction and land	1,394,116	1,420,156
Residential mortgages	722,216	554,678
Consumer	—	1,460
Total non-accrual loans	4,487,030	4,471,325

Troubled debt restructured (TDR) loans:
Non-accrual TDR loans not included in Total non-accrual loans above:
Commercial loans secured by real estate	265,263	1,314,030
Commercial	258,620	1,899,342
Accruing TDR impaired loans:
Commercial loans secured by real estate	1,094,690	—
Commercial	1,667,878	—
Foreclosed assets:
Commercial	474,948	374,211
Residential	107,963	—
Total non-performing assets	$8,356,392	$8,058,908
Ratio of non-performing assets to:
Total loans and foreclosed assets	7.84%	7.05%
Total assets	6.54%	5.52%
Accruing past due loans:
30 to 89 days past due	$3,034,976	$1,392,936
90 or more days past due	134,902	—
Total accruing past due loans	$3,169,878	$1,392,936

Ratio of accruing past due loans to total net loans:
30 to 89 days past due	2.86%	1.22%
90 or more days past due	0.13%	—
Total accruing past due loans	2.98%	1.22%

Recent Accounting Changes

In April 2011, the FASB amended its guidance relating to repurchase agreements.  The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  Instead, the amendments focus the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations.  The amended guidance became effective for the Company as it relates to transactions or modifications of existing transactions that occur in interim and annual periods beginning with the quarter ended March 31, 2012. These amendments did not have an impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance during the quarter ended March 31, 2012. The adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows and only impacted the presentation of other comprehensive income in the financial statements.

Comparison of Financial Condition as of June 30, 2012 versus December 31, 2011

General
The Company’s total assets were $127.7 million at June 30, 2012, a decrease of $18.3 million over total assets of $146.0 million at December 31, 2011. The Bank’s net loans receivable decreased to $104.1 million at June 30, 2012 from $111.6 million at December 31, 2011, and cash and cash equivalents, including short term investments, decreased to $15.8 million as of June 30, 2012 from $24.9 million as of December 31, 2011.  Total deposits decreased to $114.4 million as of June 30, 2012 from $132.6 million as of December 31, 2011. The decreases in net loans receivable and cash and cash equivalents corresponded with the decrease in deposit liabilities during the six months ended June 30, 2012.

Short-term investments
Short-term investments, consisting of money market investments, decreased to $6.1 million at June 30, 2012 compared to $6.8 million at December 31, 2011.

Investments
Available for sale securities, which consisted of U.S. Treasury Bills, decreased $1.6 million to $2.2 million at June 30, 2012 from $3.8 million at December 31, 2011. The Company uses the U.S. Treasury Bills included in its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans
Interest income on loans is the most important component of the Company’s net interest income. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The Company’s net loan portfolio was $104.1 million at June 30, 2012 versus $111.6 million at December 31, 2011, a decrease of $7.5 million.  The Company attributes the decline in loan balances during the first six months of 2012 to a decline in loan demand. The Bank’s loans have been made to small to medium-sized businesses, primarily in the Greater New Haven Market.  There are no other significant loan concentrations in the loan portfolio.

Deposits
Total deposits were $114.4 million at June 30, 2012, a decrease of $18.2 million or 13.8% from total deposits of $132.6 million at December 31, 2011. Non-interest bearing deposits were $29.4 million at June 30, 2012, a decrease of $1.6 million or 5.3% from $31.0 million at December 31, 2011. Total interest bearing checking, money market and savings deposits decreased $3.7 million or 6.7% to $52.0 million at June 30, 2012 from $55.7 million at December 31, 2011.  Time deposits decreased $13.0 million or 28.1% to $32.9 million at June 30, 2012 from $45.9 million at December 31, 2011.  Included in time deposits at June 30, 2012 and December 31, 2011 were $4.8 million and $9.1 million, respectively, of brokered deposits. This included the Company’s placement of $4.4 million and $4.2 million in customer deposits as of June 30, 2012 and as of December 31, 2011, respectively; and the purchase of $300,000 and $2.1 million in brokered certificates of deposit through the CDARS program as of June 30, 2012 and December 31, 2011, respectively. As a result of the Consent Order, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval during the period in which the Consent Order is in place.

The Greater New Haven Market is highly competitive.  The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services.  The level of rates offered by the Bank reflects the high level of competition in the Bank’s market.

Other
Repurchase agreement balances totaled $172,000 at June 30, 2012 as compared to less than $100 at December 31, 2011.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three months and six months ended June 30, 2012 and 2011

General
The Company had a net loss for the quarter ended June 30, 2012 of $42,000 (or basic and diluted loss per share of $0.02) as compared to net income of $177,000 (or basic and diluted income per share of $0.07) for the second quarter of 2011. The decline in the Company’s net income was largely attributable to an increase in the provision for loan losses to $180,000 for the three months ended June 30, 2012 compared to a credit to the provision for loan losses of $77,000 for the same period in 2011. The increase in the provision for loan losses was primarily related to an increase in net charge-offs during the second quarter of 2012 compared to the second quarter of 2011, including charge-offs against specific reserves relating to four impaired loans during the three months ended June 30, 2012. These changes are in contrast to the credit to the provision for loan losses during the second quarter of 2011, which was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated and the return to accrual status of one commercial real estate loan, for which a specific allowance of $100,000 was reversed as the loan had performed for over one year and no allowance was considered necessary.

In addition to the impact of the increase in the provision for loan losses, the Company’s operating results for the second quarter of 2012, when compared to the same period of 2011, were influenced by the following factors:

●
Net interest income increased by $38,000 due to the combined effects of decreases in liability volumes, lower rates paid on interest bearing liabilities and an increase in yields on interest earning assets (primarily attributable to recognition of $42,000 in interest income on one commercial and industrial loan classified as a troubled debt restructuring which returned to accrual status during the quarter ended June 30, 2012 as it had performed in accordance with the terms of its restructuring agreement for a period of one year), which were partially offset by decreases in loan volume;

●
Noninterest income increased by $12,000 because of increases in other noninterest income (primarily loan fees) during the three  months ended June 30, 2012 compared to the same period of 2011, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses increased by $12,000 during the second quarter of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees and insurance expense, which were partially offset by decreases in directors’ fees and data processing fees. The increase in salaries and benefits expense during the second quarter of 2012 when compared to the second quarter of 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012. The increase in professional services fees was due to increased costs for internal auditing and consulting services performed during the quarter ended June 30, 2012 compared to the same period in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. These unfavorable changes were partially offset by the impact of reductions in directors’ fees that were approved by the Company’s compensation committee effective January 1, 2012, as well as benefits the Company continued to realize during the second quarter of 2012 related to the renewal of certain data processing service contracts during the fourth quarter of 2011.

The Company had a net loss for the six months ended June 30, 2012 of $99,000 (or basic and diluted loss per share of $.04) as compared to a net loss of $460,000 (or basic and diluted loss per share of $0.17) for the six months ended June 30, 2011. The decline in the Company’s net loss was largely attributable to a decrease in the provision for loan losses to $210,000 for the six months ended June 30, 2012 compared to a provision for loan losses of $666,000 for the same period in 2011. The decrease in the provision for loan losses during the six months ended June 30, 2012 compared to the same period in 2011 was primarily related to one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the six months ended June 30, 2012, when compared to the same period of 2011, were influenced by the following factors:

●
Net interest income decreased by $65,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

●
Noninterest income increased by $54,000 because of loan prepayment fees received during the six  months ended June 30, 2012 with no similar income recognized in the same period of 2011, as well as an increase in other noninterest income, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses increased by $84,000 during the first six months of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees and insurance expense, which were partially offset by decreases in directors’ fees and data processing fees. The increase in salaries and benefits expense during the first six months of 2012 when compared to the same period in 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012. The increase in professional services fees was due to increased costs for loan review, internal audit and consulting services performed during the six months ended June 30, 2012, compared to the same period in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. These unfavorable changes were partially offset by the impact of reductions in directors’ fees that were approved by the Company’s compensation committee effective January 1, 2012, as well as benefits the Company continued to realize during the first six months of 2012 related to the renewal of certain data processing service contracts during the fourth quarter of 2011.

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

For the quarter ended June 30, 2012, net interest income was $1,345,000 versus $1,308,000 for the same period in 2011. The $37,000 or 2.9% increase was the result of a $252,000 decrease in interest expense partially offset by a $215,000 decrease in interest income.  This net increase was primarily the result of decreases in average balances on interest bearing liabilities, favorable decreases in rates on interest bearing liabilities and increased yields on interest earning assets, which were partially offset by decreased asset volumes.

The Company’s average total interest earning assets were $118.3 million during the quarter ended June 30, 2012 compared to $134.7 million for the same period in 2011, a decrease of $16.4 million or 12.2%. The decrease in average interest earning assets of $16.4 million during the quarter ended June 30, 2012 was comprised of decreases in average balances of loans of $14.3 million, decreases in average balances of short-term and other investments of $2.0 million and a $188,000 decrease in investments.

The yield on average interest earning assets for the quarter ended June 30, 2012 was 5.50% compared to 5.45% for the same period in 2011, an increase of 5 basis points.  The increase in the yield on average interest earning assets was primarily attributable to recognition of $42,000 in interest income on one commercial and industrial loan classified as a troubled debt restructuring, which returned to accrual status during the quarter ended June 30, 2012 as it had performed in accordance with the terms of its restructuring agreement for a period of one year. This increase was partially offset by lower yields on the Bank’s loan portfolio because of the lower interest rate environment as well as an increase in non-performing loans.

The combined effects of the $16.4 million decrease in average balances of interest earning assets and the 5 basis point increase in yield on average interest earning assets resulted in the $215,000 decline in interest income for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

The average balance of the Company’s interest bearing liabilities was $87.6 million during the quarter ended June 30, 2012 compared to $118.6 million for the quarter ended June 30, 2011, a decrease of $31.0 million or 26.2%. The cost of average interest bearing liabilities decreased 52 basis points to 1.25% for the quarter ended June 30, 2012 compared to 1.77% for the same period in 2011 due to maturities of higher priced time deposits as well as a general decrease in market interest rates.

The combined effect of the 52 basis point decrease in cost of average interest bearing liabilities and the $31.0 million decrease in average balances of interest bearing liabilities resulted in the $252,000 decrease in interest expense for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

For the six months ended June 30, 2012, net interest income was $2,575,000 versus $2,640,000 for the same period in 2011. The $65,000 or 2.5% decrease was the result of a $492,000 decrease in interest income partially offset by a $427,000 decrease in interest expense.  This net decrease was primarily the result of decreased asset volumes, as well as lower yields on interest earning assets, which were partially offset by decreases in average balances on interest bearing liabilities and favorable decreases in rates on interest bearing liabilities.

The Company’s average total interest earning assets were $120.7 million during the six months ended June 30, 2012 compared to $136.5 million for the same period in 2011, a decrease of $15.8 million or 11.6%. The decrease in average interest earning assets of $15.8 million during the six months ended June 30, 2012 was comprised of decreases in average balances of loans of $15.0 million as well as decreases in average balances of short-term and other investments of $1.5 million, which were partially offset by increases in investments of $700,000.

The yield on average interest earning assets for the six months ended June 30, 2012 was 5.29% compared to 5.42% for the same period in 2011, a decrease of 13 basis points.  The decrease in the yield on average interest earning assets was attributable to lower yields on the Bank’s loan portfolio due to the lower interest rate environment as well as an increase in non-performing loans.

The combined effects of the $15.8 million decrease in average balances of interest earning assets and the 13 basis point decrease in yield on average interest earning assets resulted in the $493,000 decline in interest income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

The average balance of the Company’s interest bearing liabilities was $92.8 million during the six months ended June 30, 2012 compared to $115.2 million for the six months ended June 30, 2011, a decrease of $22.4 million or 19.4%. The cost of average interest bearing liabilities decreased 50 basis points to 1.30% for the six months ended June 30, 2012 compared to 1.80% for the same period in 2011 due to maturities of higher priced time deposits as well as a general decrease in market interest rates.

The combined effect of the 50 basis point decrease in cost of average interest bearing liabilities and the $22.4 million decrease in average balances of interest bearing liabilities resulted in the $428,000 decrease in interest expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the three  months ended June 30, 2012 and 2011:

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential
	2012			2011
		Interest			Interest		Increases	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1)	$108,809	$1,607	5.94%	$123,077	$1,805	5.88%	$(198)	$(14,268)
Short-term and other investments	6,987	10	0.58%	8,942	27	1.21%	(17)	(1,955)
Investments	2,535	—	0.00%	2,723	—	0.00%	—	(188)
Total interest earning assets	118,331	1,617	5.50%	134,742	1,832	5.45%	(215)	(16,411)

Cash and due from banks	9,339			26,005				(16,666)
Premises and equipment, net	1,950			2,124				(174)
Allowance for loan losses	(2,416)			(2,574)				158
Other	2,705			2,716				(11)
Total assets	$129,909			$163,013				$(33,104)
Interest bearing liabilities
Time certificates	$35,194	149	1.70%	$67,329	352	2.10%	(203)	$(32,135)
Savings deposits	3,004	1	0.13%	2,742	4	0.59%	(3)	262
Money market / checking deposits	47,948	80	0.67%	46,101	125	1.09%	(45)	1,847
Capital lease obligations	1,159	42	14.57%	1,167	43	14.78%	(1)	(8)
Repurchase agreements	289	—	0.00%	1,307	—	0.00%	—	(1,018)

Total interest bearing liabilities	87,594	272	1.25%	118,646	524	1.77%	(252)	(31,052)

Non-interest bearing deposits	30,067			29,703				364
Accrued expenses and other liabilities	426			887				(461)
Shareholder’s equity	11,822			13,777				(1,955)
Total liabilities and equity	$129,909			$163,013				$(33,104)
Net interest income		$1,345			$1,308		$37

Interest spread			4.25%			3.68%
Interest margin			4.57%			3.89%

(1) Includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the three months ended June 30, 2012 and 2011 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis:
	Three Months Ended
	June 30, 2012 vs 2011
	Due to Change in Average		(Decrease) Increase
(Dollars in thousands)	Volume	Rate
Interest earning assets
Loans	$(211)	$13	$(198)
Short-term and other investments	(5)	(12)	(17)
Total interest earning assets	(216)	1	(215)

Interest bearing liabilities
Time certificates	(145)	(58)	(203)
Savings deposits	—	(3)	(3)
Money market / checking deposits	5	(50)	(45)
Capital lease obligations	—	(1)	(1)
Total interest bearing liabilities	(140)	(112)	(252)
Net interest income	$(76)	$113	$37

The increase in net interest income during the second quarter of 2012 reflected a $31.0 million decrease in average interest bearing liabilities to $87.6 million in the second quarter of 2012 from $118.6 million in the second quarter of 2011; favorable decreases in rates on interest bearing liabilities to 1.25% for the three months ended June 30, 2012 from 1.77% for the same period in 2011; and an increase in the yields on interest earning assets to 5.50% for the three months ended June 30, 2012 from 5.45% in the same period of 2011. The combined effects of these favorable changes were partially offset by a $16.4 million decrease in total average interest earning asset balances to $118.3 million for the three months ended June 30, 2012 from $134.7 million for the same period of 2011.  Interest income from interest earning assets in the second quarter of 2012 when compared to the same period in 2011 decreased by $215,000 because of a $216,000 decrease due to volume considerations, which was partially offset by a $1,000 increase due to favorable changes in interest rates.  Variances in the cost of interest bearing liabilities during the three months ended June 30, 2012 in comparison to the same period in 2011 were due to decreased rate considerations of $112,000 and decreased volume considerations of $140,000.

 Average Balances, Yields, and Rates
The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the six months ended June 30, 2012 and 2011.

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential
	2012			2011
		Interest			Interest		Change	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1)(2)	$109,958	$3,148	5.76%	$124,913	$3,623	5.85%	$(475)	$(14,955)
Short-term and other investments	7,400	27	0.73%	8,924	45	1.02%	(18)	(1,524)
Investments	3,328	—	0.00%	2,667	—	0.00%	—	661
Total interest earning assets	120,686	3,175	5.29%	136,504	3,668	5.42%	(493)	(15,818)
Cash and due from banks	11,981			21,532				(9,551)
Premises and equipment, net	1,974			2,155				(181)
Allowance for loan losses	(2,384)			(2,896)				512
Other	3,005			2,720				285
Total assets	$135,262			$160,015				$(24,753)
Interest bearing liabilities
Time certificates	$39,100	347	1.78%	$65,052	683	2.12%	(336)	$(25,952)
Savings deposits	2,887	2	0.14%	2,711	9	0.67%	(7)	176
Money market / checking deposits	49,302	168	0.69%	45,053	249	1.11%	(81)	4,249
Capital lease obligations	1,160	83	14.39%	1,167	86	14.86%	(3)	(7)
Repurchase agreements	391	—	0.00%	1,234	1	0.16%	(1)	(843)
Total interest bearing liabilities	92,840	600	1.30%	115,217	1,028	1.80%	(428)	(22,377)
Non-interest bearing deposits	30,150			29,856				294
Accrued expenses and other liabilities	500			765				(265)
Shareholder’s equity	11,772			14,177				(2,405)
Total liabilities and equity	$135,262			$160,015				$(24,753)
Net interest income		$2,575			$2,640		$(65)
Interest spread			3.99%			3.62%
Interest margin			4.29%			3.90%

(1) Average balance includes non-accruing loans.
(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates
The following table summarizes the variance in interest income and interest expense for the six months ended June 30, 2012 and 2011 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2012 vs 2011
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$(429)	$(46)	$(475)
Short-term and other investments	(7)	(11)	(18)
Total interest earning assets	(436)	(57)	(493)

Interest bearing liabilities
Time certificates	(240)	(96)	(336)
Savings deposits	1	(8)	(7)
Money market / checking deposits	21	(102)	(81)
Capital lease obligations	(1)	(2)	(3)
Repurchase agreements	(1)	—	(1)
Total interest bearing liabilities	(220)	(208)	(428)
Net interest income	$(216)	$151	$(65)

    The decrease in net interest income during the first six months of 2012 reflected a $15.8 million decrease in total average interest earning asset balances to $120.7 million for the six months ended June 30, 2012 compared to $136.5 million for the same period of 2011 and a decrease in the yields on interest earning assets to 5.29% for the six months ended June 30, 2012 from 5.42% in the same period of 2011. The combined effects of these unfavorable changes were partially offset by favorable decreases in rates on interest bearing liabilities to 1.30% for the six months ended June 30, 2012 from 1.80% for the same period in 2011 as well as a $22.4 million decrease in average interest bearing liabilities to $92.8 million for the first six months of 2012 from $115.2 million for the first six months of 2011. Overall, the decrease in net interest income attributed to volume changes was $216,000, which was partially offset by a net increase attributed to interest rate changes of $151,000. Interest income from interest earning assets in the first six months of 2012 when compared to the same period in 2011 decreased by $493,000 because of the combined effects of a $57,000 decrease due to a decline in interest rates and a $436,000 decrease due to volume considerations.  Variances in the cost of interest bearing liabilities during the six months ended June 30, 2012 in comparison to the same period in 2011 were due to decreased rate considerations of $208,000 and decreased volume considerations of $220,000.

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

Provision for Loan Losses
The Bank’s provision for loan losses was $180,000 and $210,000 for the three months and six months ended June 30, 2012, respectively, as compared  to a (credit to) provision for loan losses of ($77,000) and $666,000, respectively, for the same periods in 2011. The increase in the provision for loan losses was primarily related to an increase in net charge-offs during the second quarter of 2012 compared to the second quarter of 2011, including charge-offs against specific reserves relating to four impaired loans during the three months ended June 30, 2012. These changes are in contrast to the credit to the provision for loan losses during the second quarter of 2011, which was primarily related to net decreases to the specific allowances on certain impaired loans resulting from payments received in excess of amounts previously estimated and the return to accrual status of one commercial real estate loan, for which a specific allowance of $100,000 was reversed as the loan had performed for over one year and no allowance was considered necessary.

The decrease in the provision for loan losses during the six months ended June 30, 2012 when compared to the same period in the prior year was primarily related to one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in 2011.

Noninterest Income
Total noninterest income increased $12,000 to $135,000 for the three months ended June 30, 2012 from $123,000 for the same period in 2011. This increase was primarily due to a $24,000 improvement in loan fees and other fee income recognized in the three months ended June 30, 2012 compared to the same period in 2011, which was partially offset by a $12,000 decrease in service charges and fees due to changes in business practices of customers of the Bank during the second quarter of 2012 as compared to the same period in 2011.

Total noninterest income increased $54,000 to $311,000 for the six months ended June 30, 2012 from $258,000 for the same period in 2011. This increase was primarily due to loan prepayment fees of $45,000 and a $10,000 increase in fair value of a derivative financial instrument recognized during the six months ended June 30, 2012, with no such revenue in the same period in 2011, as well as a $36,000 increase in other noninterest income for the six months ended June 30, 2012 compared to the same period of 2011. The combined effect of these favorable changes were partially offset by a $37,000 decrease in service charges and fees due to changes in business practices of customers of the Bank during the six months ended June 30, 2012 as compared to the same period in 2011.

Noninterest Expense
Total noninterest expense was $1,342,000 for the three months ended June 30, 2012 compared to $1,330,000 for the same period in 2011, an increase of $12,000 or 0.9%.

Salaries and benefits expense increased $43,000 to $723,000 for the three months ended June 30, 2012 from $680,000 for the same period in 2011. The increase in salaries and benefits expense during the second quarter of 2012 when compared to the second quarter of 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012.

Occupancy and equipment expense decreased by $25,000 to $136,000 for the three months ended June 30, 2012 from $161,000 for the same period in 2011 primarily due to declines in asset depreciation expense and lower repairs and maintenance expenditures.

Professional services expense increased by $59,000 to $115,000 for the three months ended June 30, 2012 from $56,000 for the same period in 2011 due to increased costs for internal auditing and consulting services performed during the quarter ended June 30, 2012 compared to the same period in 2011.

Fees for data processing and other outside services declined $42,000 to $70,000 for the quarter ended June 30, 2012 from $112,000 for the same period in 2011. The decrease was primarily due to benefits the Company continued to realize on the renewal of certain related service contracts in the fourth quarter of 2011.

Insurance expense increased by $19,000 to $32,000 for the three months ended June 30, 2012 from $13,000 for the same period in 2011 primarily due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

Directors’ fees decreased by $42,000 to $43,000 for the three months ended June 30, 2012 from $85,000 for the same period in 2011.  The decrease was attributable to a reduction in fees paid to directors effective January 1, 2012 that was approved by the Company’s compensation committee.

All other operating expenses aggregating $223,000 were unchanged for the three months ended June 30, 2012 when compared to the same period in 2011.

Total noninterest expense was $2,776,000 for the six months ended June 30, 2012 compared to $2,692,000 for the same period in 2011, an increase of $84,000 or 3.1%.

Salaries and benefits expense increased $147,000 to $1,527,000 for the six months ended June 30, 2012 from $1,380,000 for the same period in 2011. The increase in salaries and benefits expense during the six months of 2012 when compared to same period in 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012.

Occupancy and equipment expense decreased by $46,000 to $296,000 for the six months ended June 30, 2012 from $342,000 for the same period in 2011 primarily due to declines in asset depreciation expense and lower repairs and maintenance expenditures.

Professional services expense increased by $103,000 to $277,000 for the six months ended June 30, 2012 from $174,000 for the same period in 2011 due to increased expenditures for loan review and internal auditing and consulting services performed during the six months ended June 30, 2012 compared to the same period in 2011.

Fees for data processing and other outside services declined $69,000 to $137,000 for the six months ended June 30, 2012 from $206,000 for the same period in 2011. The decrease was primarily due to benefits the Company continued to realize on the renewal of certain related service contracts in the fourth quarter of 2011.

Insurance expense increased by $37,000 to $65,000 for the six months ended June 30, 2012 from $28,000 for the same period in 2011 primarily due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

Directors’ fees decreased by $83,000 to $79,000 for the six months ended June 30, 2012 from $162,000 for the same period in 2011.  The decrease was attributable to a reduction in fees paid to directors effective January 1, 2012 that was approved by the Company’s compensation committee.

All other operating expenses decreased by $5,000 to an aggregate amount of $395,000 for the six months ended June 30, 2012 compared to $400,000 for the same period in 2011.

Off-Balance Sheet Arrangements

See Note 8 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

The Company’s liquidity position consisted of liquid assets totaling $18.7 million and $28.9 million, as of June 30, 2012 and December 31, 2011 respectively.  This represented 14.7% and 19.8%, respectively, of total assets at June 30, 2012 and December 31, 2011.  The liquidity ratio is defined as the percentage of liquid assets to total assets.  The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, short-term investments, interest-bearing certificates of deposit and securities available for sale.  Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations.  The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

In addition to the foregoing sources of liquidity, the Bank maintains a relationship with the Federal Home Loan Bank of Boston and has the ability to pledge certain of the Bank’s assets as collateral for borrowings from that institution.

Capital

The Company’s and Bank’s actual capital amounts and ratios at June 30, 2012 and December 31, 2011 were as follows:

The Company’s actual capital amounts and ratios at June 30, 2012 and December 31, 2011 were:
(Dollars in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,920	12.21%	$8,468	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,586	10.95%	4,234	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,586	8.92%	5,196	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$13,057	10.88%	$9,601	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,546	9.62%	4,800	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,546	7.41%	6,236	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios at June 30, 2012 and December 31, 2011 were:
(Dollars in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
June 30, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,101	11.44%	$8,461	8.00%	$10,577	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,768	10.18%	4,231	4.00%	6,346	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,768	8.33%	5,171	4.00%	6,464	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,283	10.28%	$9,555	8.00%	$11,943	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,780	9.03%	4,777	4.00%	7,166	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,780	6.95%	6,206	4.00%	7,758	5.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations.  As of June 30, 2012, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums.  However, in July 2012, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking which, among other things, require it to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%.  At June 30, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In June 2012, the Bank submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval.  Following receipt of regulatory approval, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain the minimum  capital ratios set forth in the Consent Order.

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

     (b)  Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
.
Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 6, 2007)

10.1	Change of Control Agreement, effective as of June 21, 2012, by and between The Bank of Southern Connecticut, and David Oliver (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

99.1	Consent Order, dated July 3, 2012(incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012)

99.2	Stipulation and Consent to the Issuance of a Consent Order, dated July 2, 2012(incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012)

101.INS	XBRL Instance Document* (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document* (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* (filed herewith)

101.DEF	Taxonomy Extension Definitions Linkbase Document* (filed herewith)

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

SOUTHERN CONNECTICUT BANCORP, INC.

	By:	/s/ Joseph J. Greco
	Name:	Joseph J. Greco
Date: August 13, 2012	Title:	Chief Executive Officer

	By:	/s/ Stephen V. Ciancarelli
	Name:	Stephen V. Ciancarelli
Date: August 13, 2012	Title:	Senior Vice President & Chief Financial Officer

	By:	/s/ Anthony M. Avellani
	Name:	Anthony M. Avellani
Date: August 13, 2012	Title:	Vice President & Chief Accounting Officer