Form 10-Q/A
period 2012-06-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2012-09-13
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                     Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2012
Common Stock, $.01 par value per share	2,772,816 shares

EXPLANATORY NOTE

Southern Connecticut Bancorp (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q Amendment”) solely to file the Change of Control Agreement, effective as of June 21, 2012, by and between The Bank of Southern Connecticut, and David Oliver that was referenced as Exhibit 10.1 on the Exhibit List for the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Original Form 10-Q”).  The filing of such Exhibit 10.1 was inadvertently excluded from the filing of the Original Form 10-Q.

The Form 10-Q Amendment does not reflect events occurring after the filing of the Original Form 10-Q.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer, principal financial officer and principal accounting officer are filed herewith as exhibits to the Form 10-Q Amendment.  No other modifications or changes have been made to the disclosures or information contained in the Company’s Form 10-Q for the quarter ended June 30, 2012, as originally filed.

Item 6.	Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 6, 2007)

10.1	Change of Control Agreement, effective as of June 21, 2012, by and between The Bank of Southern Connecticut and David Oliver (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

99.1	Consent Order, dated July 3, 2012 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012)

99.2	Stipulation and Consent to the Issuance of a Consent Order, dated July 2, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012)

101.INS
XBRL Instance Document (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the Securities and Exchange Commission on August 13, 2012)

101.SCH
XBRL Taxonomy Extension Schema Document (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the Securities and Exchange Commission on August 13, 2012)

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the Securities and Exchange Commission on August 13, 2012)

101.LAB
XBRL Taxonomy Extension Label Linkbase Document (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the Securities and Exchange Commission on August 13, 2012)

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the Securities and Exchange Commission on August 13, 2012)

101.DEF
Taxonomy Extension Definitions Linkbase Document (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 that was filed with the Securities and Exchange Commission on August 13, 2012)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

	By:	/s/ Joseph J. Greco
	Name:	Joseph J. Greco
Date: September 13, 2012	Title:	Chief Executive Officer

	By:	/s/ Stephen V. Ciancarelli
	Name:	Stephen V. Ciancarelli
Date: September 13, 2012	Title:	Senior Vice President & Chief Financial Officer

	By:	/s/ Anthony M. Avellani
	Name:	Anthony M. Avellani
Date: September 13, 2012	Title:	Vice President & Chief Accounting Officer