Form 10-Q
period 2012-09-30
SOUTHERN CONNECTICUT BANCORP INC
filed 2012-11-14
CIK 1137046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                     Yes ☐                                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2012
Common Stock, $.01 par value per share	2,772,816 shares

Table of Contents

Part I – Financial Information

Item 1. Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
September 30, 2012 and December 31, 2011

	September 30,	December 31,
ASSETS	2012	2011
Cash and due from banks	$6,425,119	$18,167,794
Short term investments	3,641,655	6,764,409
Cash and cash equivalents	10,066,774	24,932,203

Interest bearing certificates of deposit	655,265	99,426
Available for sale securities (at fair value)	2,914,771	3,849,847
Federal Home Loan Bank stock	60,600	66,100
Loans receivable
Loans receivable	106,318,106	113,943,767
Allowance for loan losses	(2,228,332)	(2,299,625)
Loans receivable, net	104,089,774	111,644,142
Accrued interest receivable	402,800	434,302
Premises and equipment	1,940,975	2,014,665
Other real estate owned	631,786	374,211
Other assets held for sale	315,000	315,000
Other assets	1,587,954	2,240,009
Total assets	$122,665,699	$145,969,905

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$29,861,639	$31,003,581
Interest bearing deposits	79,265,205	101,627,100
Total deposits	109,126,844	132,630,681

Repurchase agreements	253,163	68
Capital lease obligations	1,156,167	1,161,938
Accrued expenses and other liabilities	362,939	631,285
Total liabilities	110,899,113	134,423,972

Commitments and Contingencies

Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000; none issued	—	—
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2012 2,772,816; 2011 2,697,902	27,728	26,979
Additional paid-in capital	22,725,494	22,569,489
Accumulated deficit	(10,986,407)	(11,050,382)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	(229)	(153)
Total shareholders' equity	11,766,586	11,545,933

Total liabilities and shareholders' equity	$122,665,699	$145,969,905

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three Months and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Interest Income:
Interest and fees on loans	$1,477,497	$1,761,112	$4,625,896	$5,383,869
Interest on securities	559	72	1,008	274
Interest on federal funds sold and short-term and other investments	12,598	24,384	39,137	68,882

Total interest income	1,490,654	1,785,568	4,666,041	5,453,025

Interest Expense:
Interest expense on deposits	205,141	466,458	721,850	1,407,319
Interest expense on capital lease obligations	41,138	42,737	124,677	129,144
Interest expense on repurchase agreements and other borrowings	40	181	196	670
Total interest expense	246,319	509,376	846,723	1,537,133

Net interest income	1,244,335	1,276,192	3,819,318	3,915,892

Provision for loan losses	30,000	373,152	240,254	1,039,212

Net interest income after provision for loan losses	1,214,335	903,040	3,579,064	2,876,680

Noninterest Income:
Service charges and fees	94,562	108,089	262,468	315,839
Loan prepayment fees	46,308	—	91,516	—
Other noninterest income	40,849	42,437	146,950	106,398
Total noninterest income	181,719	150,526	500,934	422,237

Noninterest Expenses:
Salaries and benefits	671,629	596,944	2,198,504	1,976,617
Occupancy and equipment	162,404	158,615	458,379	501,084
Professional services	92,990	108,311	369,528	281,874
Data processing and other outside services	69,469	98,077	206,029	304,084
FDIC Insurance	50,824	65,609	158,230	182,973
Directors fees	43,175	74,950	122,375	236,650
Insurance	32,043	10,638	96,896	38,899
(Gain) loss on sale of other real estate owned	—	51,141	(2,896)	51,141
Other operating expenses	110,233	140,351	408,978	436,431
Total noninterest expenses	1,232,767	1,304,636	4,016,023	4,009,753

Net income (loss)	$163,287	$(251,070)	$63,975	$(710,836)

Basic and diluted income (loss) per share	$0.06	$(0.09)	$0.02	$(0.26)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
For the Three Months and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$163,287	$(251,070)	$63,975	$(710,836)

Other comprehensive (loss) income, net of taxes:
Net change in unrealized holding (loss) gain on available for sale securities	(184)	(48)	(76)	197
Comprehensive income (loss)	$163,103	$(251,118)	$63,899	$(710,639)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376

Net loss	—	—	—	(710,836)	—	(710,836)

Other comprehensive income	—	—	—	—	197	197

Restricted stock compensation	1,000	10	2,343	—	—	2,353

Balance, September 30, 2011	2,697,902	$26,979	$22,569,489	$(9,023,301)	$(77)	$13,573,090

Balance, December 31, 2011	2,697,902	$26,979	$22,569,489	$(11,050,382)	$(153)	$11,545,933

Net Income	—	—	—	63,975	—	63,975

Other comprehensive loss	—	—	—	—	(76)	(76)

Restricted stock compensation	74,914	749	156,005	—	—	156,754

Balance, September 30, 2012	2,772,816	$27,728	$22,725,494	$(10,986,407)	$(229)	$11,766,586

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Cash Flows From Operations
Net income (loss)	$63,975	$(710,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on investments, net	—	(7)
Provision for loan losses	240,254	1,039,212
Write-down of other real estate owned	—	10,000
Share based compensation	156,754	2,353
Depreciation and amortization	173,926	199,273
(Gain) Loss on sale of other real estate owned	(2,896)	51,141
Increase in cash surrender value of life insurance	(29,970)	(30,306)
Changes in assets and liabilities:
(Decrease) increase in deferred loan fees	(18,239)	1,857
Decrease in accrued interest receivable	31,502	60,124
Decrease (increase) in other assets	682,025	(25,962)
Decrease in accrued expenses and other liabilities	(268,346)	(150,658)
Net cash provided by operating activities	1,028,985	446,191
Cash Flows From Investing Activities
Purchases of interest bearing certificates of deposit	(555,839)	—
Proceeds from maturities of interest bearing certificates of deposits	—	55
Purchases of available for sale securities	(15,176,158)	(21,649,993)
Proceeds from maturities of available for sale securities	16,111,158	20,150,000
Redemptions of Federal Home Loan Bank Stock	5,500	—
Net decrease in loans receivable	6,896,030	5,283,049
Purchases of premises and equipment	(100,236)	(18,680)
Proceeds from the sale of other real estate owned	181,644	137,859
Capitalized costs related to other real estate owned	—	(7,375)
Net cash provided by investing activities	7,362,099	3,894,915
Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and money market deposits	(9,446,323)	6,023,607
Net (decrease) increase in certificates of deposit	(14,057,514)	588,743
Net increase (decrease) in repurchase agreements	253,095	(265,726)
Principal repayments on capital lease obligations	(5,771)	(5,191)
Net cash (used in) provided by financing activities	(23,256,513)	6,341,433
Net (decrease) increase in cash and cash equivalents	(14,865,429)	10,682,539
Cash and cash equivalents
Beginning	24,932,203	20,837,760
Ending	$10,066,774	$31,520,299

See Notes to Consolidated Financial Statements

(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), Continued
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$994,655	$1,520,210

Income taxes	$—	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$436,323	$858,550

Transfer of loans receivable to other assets	$—	$559,895

Financing of sale of other real estate owned	$—	$433,500

Unrealized holding (loss) gain on available for sale securities arising during the period	$(76)	$197

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

Note 2. Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the year as a whole. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2011, filed with the Securities and Exchange Commission on Form 10-K on March 30, 2012. Certain amounts included in the 2011 consolidated financial statements have been reclassified to conform with the 2012 presentation. Such reclassification had no impact on net income (loss).

Note 3. Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at September 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
U.S. Treasury Bills	$2,915,000	$—	$(229)	$2,914,771

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,850,000	$—	$(153)	$3,849,847

The following table presents the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at September 30, 2012 and 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$2,914,771	$229	$—	$—	$2,914,771	$229

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,849,847	$153	$—	$—	$3,849,847	$153

At both September 30, 2012 and December 31, 2011, the Company had one available for sale security in an unrealized loss position.

Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2012.

The amortized cost and fair value of available for sale debt securities at September 30, 2012 by contractual maturity are presented below:

	Amortized	Fair
	Cost	Value
Maturity:
Within one year	$2,915,000	$2,914,771

Note 4. Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at September 30, 2012 and December 31, 2011 was as follows:

	2012	2011

Commercial loans secured by real estate	$64,213,700	$67,248,165
Commercial	26,066,042	31,719,229
Residential mortgages	13,493,660	12,565,428
Construction and land	2,267,099	2,309,600
Consumer	392,962	234,941
Total loans	106,433,463	114,077,363
Net deferred loan fees	(115,357)	(133,596)
Allowance for loan losses	(2,228,332)	(2,299,625)
Loans receivable, net	$104,089,774	$111,644,142

The following table details the period end loan balances and the allowance for loan losses by portfolio segment that were collectively and individually evaluated for impairment as of September 30, 2012 and December 31, 2011.

September 30, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$62,360,677	$22,347,377	$12,840,178	$879,439	$392,962	$98,820,633
Loans individually evaluated for impairment	1,853,023	3,718,665	653,482	1,387,660	—	7,612,830
Total	$64,213,700	$26,066,042	$13,493,660	$2,267,099	$392,962	$106,433,463

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,192,985	$784,074	$218,522	$22,028	$6,325	$2,223,934
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,192,985	$788,472	$218,522	$22,028	$6,325	$2,228,332

September 30, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$65,146,824	$28,112,167	$12,010,750	$889,444	$233,481	$106,392,666
Loans individually evaluated for impairment	2,101,341	3,607,062	554,678	1,420,156	1,460	7,684,697
Total	$67,248,165	$31,719,229	$12,565,428	$2,309,600	$234,941	$114,077,363

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,122,699	$961,581	$187,224	$20,431	$3,292	$2,295,227
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625

  The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

September 30, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625
Provision for loan losses	41,172	127,003	64,490	1,597	5,992	240,254
Loans charged-off	—	(384,027)	(33,192)	—	(2,959)	(420,178)
Recoveries of loans previously charged-off	29,114	79,517		—	—	108,631
Net recoveries (charge-offs)	29,114	(304,510)	(33,192)	—	(2,959)	(311,547)
Balance at end of period	$1,192,985	$788,472	$218,522	$22,028	$6,325	$2,228,332

Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,192,985	$784,074	$218,522	$22,028	$6,325	$2,223,934
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,192,985	$788,472	$218,522	$22,028	$6,325	$2,228,332

September 30, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for (credit to) loan losses	779,147	255,354	24,333	(26,959)	7,337	1,039,212
Loans charged-off	(1,344,057)	(138,779)	(40,909)	—	(9,675)	(1,533,420)
Recoveries of loans previously charged-off	—	4,104	—	—	2,301	6,405
Net charge-offs	(1,344,057)	(134,675)	(40,909)	—	(7,374)	(1,527,015)
Balance at end of period	$1,022,286	$942,660	$299,570	$28,223	$6,099	$2,298,838

Period-end amount allocated to:
Loans collectively evaluated for impairment	$831,817	$719,009	$157,646	$28,223	$6,099	1,742,794
Loans individually evaluated for impairment	190,469	223,651	141,924	—	—	556,044
Balance at end of period	$1,022,286	$942,660	$299,570	$28,223	$6,099	$2,298,838

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

The following tables relate to impaired loans as of September 30, 2012 and as of December 31, 2011:

September 30, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Commercial loans secured by real estate	$1,823,909	$1,853,023	$—	$1,853,023	$—
Commercial	4,023,174	2,066,243	1,652,422	3,718,665	4,398
Construction and land	1,387,660	1,387,660	—	1,387,660	—
Residential mortgages	686,674	653,482	—	653,482	—
Consumer	2,960	—	—	—	—
Total	$7,924,377	$5,960,408	$1,652,422	$7,612,830	$4,398

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance

Commercial loans secured by real estate	$2,354,430	$2,101,341	$—	$2,101,341	$—
Commercial	4,664,485	1,707,720	1,899,342	3,607,062	4,398
Construction and land	1,420,156	1,420,156	—	1,420,156	—
Residential mortgages	706,472	554,678	—	554,678	—
Consumer	1,460	1,460	—	1,460	—
Total	$9,147,003	$5,785,355	$1,899,342	$7,684,697	$4,398

The following tables relate to interest income recognized by class of impaired loans as of and for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
September 30, 2012	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial loans secured by real estate	$2,050,684	$62,205	$3,039,291	$94,238
Commercial	3,733,527	56,029	1,450,042	9,807
Construction and land	1,402,532	50,615	1,125,000	—
Residential mortgages	695,016	45,305	733,590	16,674
Consumer	373	14	—	—
Total	$7,882,132	$214,168	$6,347,923	$120,719

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

Loan Origination/Risk Management. Management and the Board of Directors have adopted policies and procedures which dictate the guidelines for all loan originations for the Company. All loan originations are either approved by the Board of Directors or by a management committee comprised of the CEO, the President and Senior Loan Officer and the senior loan officers of the Company. Any loans approved by the management committee are reviewed and ratified by the Board of Directors.

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

Nonaccrual and Past Due Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At September 30, 2012 and December 31, 2011, the unpaid principal balances of loans placed on nonaccrual status were $4,915,927 and $5,785,355, respectively. At September 30, 2012, three commercial loans with an aggregate principal balance of $1,904,655 and two commercial real estate loans with an aggregate principal balance of $1,299,864 were considered to be troubled debt restructurings. There are no further commitments to lend funds to these borrowers. Accruing loans contractually past due 90 days or more were $20 at September 30, 2012. There were no loans past due 90 days or more and still accruing interest at December 31, 2011.

Nonaccrual loans segregated by class of loans as of September 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Commercial loans secured by real estate	$808,542	$2,101,341
Commercial	2,066,243	1,707,720
Construction and land	1,387,660	1,420,156
Residential mortgages	653,482	554,678
Consumer	—	1,460
	$4,915,927	$5,785,355

An age analysis of past due loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$2,902,944	$808,542	$3,711,486	$60,502,214	$64,213,700	$—
Commercial	—	2,066,263	2,066,263	23,999,779	26,066,042	20
Residential mortgages	107,427	653,482	760,909	12,732,751	13,493,660	—
Construction and land	—	1,387,660	1,387,660	879,439	2,267,099	—
Consumer	—	—	—	392,962	392,962	—
	$3,010,371	$4,915,947	$7,926,318	$98,507,145	$106,433,463	$20

December 31, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$128,384	$2,101,341	$2,229,725	$65,018,440	$67,248,165	$—
Commercial	1,052,990	1,707,720	2,760,710	28,958,519	31,719,229	—
Residential mortgages	211,562	554,678	766,240	11,799,188	12,565,428	—
Construction and land	—	1,420,156	1,420,156	889,444	2,309,600	—
Consumer	—	1,460	1,460	233,481	234,941	—
	$1,392,936	$5,785,355	$7,178,291	$106,899,072	$114,077,363	$—

Troubled Debt Restructurings. The recorded investment balance of TDRs, net of charge-offs, as of September 30, 2012 and December 31, 2011 was $3,205,000 and $3,213,000, respectively. At September 30, 2012, this recorded investment balance included $1,044,000 for a commercial and industrial loan which returned to accrual status during the nine months ended September 30, 2012, as it had performed in accordance with the terms and conditions of its restructuring agreement for a period of one year. At both September 30, 2012 and December 31, 2011, there was a $4,398 specific reserve related to one TDR. There were no charge-offs of TDRs during the three and nine months ended September 30, 2012 and 2011. There were no additional funds committed to borrowers in TDR status at September 30, 2012.

The following table provides information on loans modified as TDRs during the nine months ended September 30, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate
Commercial	2	$428,228	$428,228	1.12%

The following table provides information on how loans were modified as TDRs during the nine months ended September 30, 2012:

2012
Extended maturity	$79,617
Adjusted interest rates	348,611
Total	$428,228

There were no loans previously modified as a TDR for which there was a payment default during the nine months ended September 30, 2012.

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

The following table presents credit risk ratings by class of loan as of September 30, 2012 and December 31, 2011:

September 30, 2012	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$51,190,236	$19,734,366	$879,439	$12,840,178	$392,962	$85,037,181
Special Mention	9,967,425	747,511	—	—	—	10,714,936
Substandard	3,056,039	5,584,165	1,387,660	653,482	—	10,681,346
Total	$64,213,700	$26,066,042	$2,267,099	$13,493,660	$392,962	$106,433,463

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$60,201,549	$26,578,102	$889,444	$12,010,750	$233,481	$99,913,326
Special Mention	4,945,275	269,222	—	—	—	5,214,497
Substandard	2,101,341	4,871,905	1,420,156	554,678	1,460	8,949,540
Total	$67,248,165	$31,719,229	$2,309,600	$12,565,428	$234,941	$114,077,363

Note 5. Deposits

At September 30, 2012 and December 31, 2011, deposits consisted of the following:

	2012	2011
Noninterest bearing	$29,861,639	$31,003,581
Interest bearing:
Checking	8,464,114	5,149,535
Money Market	35,916,740	47,728,069
Savings	3,031,105	2,838,736
Time certificates, less than $100,000 (1)	10,648,800	19,657,059
Time certificates, $100,000 or more (2)	21,204,446	26,253,701
Total interest bearing	79,265,205	101,627,100
Total deposits	$109,126,844	$132,630,681

(1)	Included in time certificates of deposit, less than $100,000, at September 30, 2012 and December 31, 2011 were brokered deposits totaling $465,136 and $3,976,764, respectively.

(2)	Included in time certificates of deposit, $100,000 or more, at September 30, 2012 and December 31, 2011 were brokered deposits totaling $4,048,326 and $5,119,113, respectively.

Brokered deposits at September 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$4,048,326	$4,161,974
Time certificates of deposit purchased by the Bank through CDARS	277,241	2,180,568
Other brokered time certificates of deposit	187,895	2,753,335
Total brokered deposits	$4,513,462	$9,095,877

As a result of the Consent Order, described in Note 12, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval during the period in which the Consent Order is in place.

Note 6. Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At September 30, 2012, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at September 30, 2012.

The Bank is required to maintain an investment in capital stock of the FHLB in an amount that is based on a percentage of its outstanding residential first mortgage loans. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation persists; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to its operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

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

The following is information about the computation of income (loss) per share for the three months and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30,	2012			2011
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (loss) available to common shareholders	$163,287	2,772,816	$0.06	$(251,070)	2,697,902	$(0.09)
Effect of Dilutive Securities
Warrants/Restricted Stock/Stock Options outstanding	—	37,457	—	—	—	—
Diluted Income (Loss) Per Share
Income (loss) available to common shareholders plus assumed conversions	$163,287	2,810,273	$0.06	$(251,070)	2,697,902	$(0.09)

For the three months ended September 30, 2011, common stock equivalents of 0 shares have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Nine Months Ended September 30,	2012			2011
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic Income (Loss) Per Share
Income (loss) available to common shareholders	$63,975	2,740,007	$0.02	$(710,836)	2,697,407	$(0.26)
Effect of Dilutive Securities
Warrants/Restricted Stock/Stock Options outstanding	—	46,479	—	—	—	—
Diluted Income (Loss) Per Share
Income (loss) available to common shareholders plus assumed conversions	$63,975	2,786,486	$0.02	$(710,836)	2,697,407	$(0.26)

For the nine months ended September 30, 2011, common stock equivalents of 495 shares have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Restricted stock plan

A summary of the status of the Company’s nonvested restricted stock at September 30, 2012 and changes during the period then ended, is as follows:

	2012
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning of the year	—	$—
Granted	112,371	1.55
Vested and issued	(74,914)	1.55
Forfeited	—	—
Nonvested restricted stock at September 30, 2012	37,457	1.55

For the nine months ended September 30, 2012, there were 112,371 shares of time-based restricted stock granted to senior management. During the nine months ended September 30, 2012, $156,754 of compensation cost related to restricted stock awards was recognized. As of September 30, 2012, there was $17,417 of unrecognized compensation cost related to non-vested restricted stock awards expected to be recognized over the remaining vesting period of less than one year. Of the 112,371 shares of restricted common stock, 37,457 shares vested on February 28, 2012, 37,457 shares vested on July 1, 2012 and the remaining 37,457 shares of restricted common stock will vest on January 1, 2013.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Commitments to extend credit:
Future loan commitments	$1,688,456	$1,565,000
Unused lines of credit	15,673,175	17,569,186
Financial standby letters of credit	2,279,807	3,083,828
Undisbursed construction loans	508,827	508,827
	$20,150,265	$22,726,841

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at September 30, 2012 and December 31, 2011 was not significant.

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

Cash and due from banks, short-term investments, interest bearing certificates of deposit, accrued interest receivable, Federal Home Loan Bank stock, accrued interest payable and repurchase agreements

The carrying amount is a reasonable estimate of fair value. The Company does not record these assets at fair value on a recurring basis. Cash and due from banks, short-term investments, interest bearing certificates of deposit, accrued interest receivable, Federal Home Loan Bank stock, accrued interest payable and repurchase agreements are classified as Level 1 within the fair value hierarchy.

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

At September 30, 2012 and December 31, 2011, the Company’s collateral dependent loans receivable considered impaired that were newly measured for fair value purposes during such periods, were categorized as Level 3 within the fair value hierarchy, and the balances, net of related specific reserves, were $619,472 and $3,678,296, respectively. The remaining balance of loans receivable is classified as Level 2 within the fair value hierarchy.

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

Other assets held for sale and other real estate owned

Other assets held for sale represents real estate that is not intended for use in operations and real estate acquired through foreclosure, and are recorded at fair value on a nonrecurring basis. Fair value is based upon appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the fair value measurement as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the fair value measurement as Level 3. The Company classified the other assets held for sale and other real estate owned as Level 2 within the fair value hierarchy, as the fair value of these assets was based upon current appraisals.

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

Deposits

The fair value of demand deposits, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities, estimated using local market data, to a schedule of aggregated expected maturities of such deposits. The Company does not record deposits at fair value on a recurring basis. Demand deposits, savings and money market deposits are classified as Level 1 within the fair value hierarchy. Certificates of deposit are classified as Level 2 within the fair value hierarchy.

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

The following tables detail the financial instruments carried at fair value and measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$2,914,771	$2,914,771	$—	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Bills	$3,849,847	$3,849,847	$—	$—
Other Assets - derivatives	$86,434	$—	$86,434	$—

The following tables detail the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value Impaired loans (1)	$619,472	$—	$—	$619,472

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value Impaired loans (1)	$3,678,296	$—	$—	$3,678,296

(1)	Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of September 30, 2012 and December 31, 2011 have been measured as of their respective periods and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such reporting dates.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Fair Value	Recorded		Recorded
	Hierarachy	Book		Book
	Level	Balance	Fair Value	Balance	Fair Value

Financial Assets:
Cash and due from banks	Level 1	$6,425,119	$6,425,119	$18,167,794	$18,167,794
Short-term investments	Level 1	3,641,655	3,641,655	6,764,409	6,764,409
Interest bearing certificates of deposit	Level 1	655,265	655,265	99,426	99,426
Available for sale securities	Level 1	2,914,771	2,914,771	3,849,847	3,849,847
Federal Home Loan Bank stock	Level 1	60,600	60,600	66,100	66,100
Loans receivable, net:
Observable inputs	Level 2	99,173,847	101,608,073	106,893,215	109,691,073
Unobservable inputs	Level 3	4,915,927	4,915,927	4,750,927	4,750,927
Accrued interest receivable	Level 1	402,800	402,800	434,302	434,302
Servicing rights	Level 2	6,451	16,209	7,991	20,079
Interest only strips	Level 2	8,343	13,457	10,364	16,717
Derivative financial instruments	Level 2	—	—	86,434	86,434

Financial Liabilities:
Noninterest-bearing deposits	Level 1	29,861,639	29,861,639	31,003,581	31,003,581
Interest bearing checking accounts	Level 1	8,464,114	8,464,114	5,149,535	5,149,535
Money market deposits	Level 1	35,916,740	35,916,740	47,728,069	47,728,069
Savings deposits	Level 1	3,031,105	3,031,105	2,838,736	2,838,736
Time certificates of deposits	Level 2	31,853,246	31,801,000	45,910,760	46,787,000
Repurchase agreements	Level 1	253,163	253,163	68	68
Accrued interest payable	Level 1	56,089	56,089	204,021	204,021

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at September 30, 2012 and December 31, 2011.

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

Information about the reporting segments and reconciliation of such information to the consolidated financial statements was as follows:

Three Months Ended September 30, 2012
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,243,238	$977	$120	$—	$1,244,335

Provision for loan losses	30,000	—	—	—	30,000

Net interest income after provision for loan losses	1,213,238	977	120	—	1,214,335

Noninterest income	173,784	—	7,500	435	181,719

Noninterest expense	1,202,243	193	29,896	435	1,232,767

Net income (loss)	184,779	784	(22,276)	—	163,287

Total assets as of September 30, 2012	122,131,650	44,863	11,781,438	(11,292,252)	122,665,699

Three Months Ended September 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,269,796	$5,957	$439	$—	$1,276,192

Provision for loan losses	373,152	—	—	—	373,152

Net interest income after provision for loan losses	896,644	5,957	439	—	903,040

Noninterest income	155,026	—	(4,500)	—	150,526

Noninterest expense	1,282,832	375	21,429	—	1,304,636

Net (loss) income	(231,162)	5,582	(25,490)	—	(251,070)

Total assets as of September 30, 2011	157,197,684	36,403	13,584,891	(12,881,934)	157,937,044

Nine Months Ended September 30, 2012
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	3,815,731	3,160	427	—	3,819,318

Provision for loan losses	240,254	—	—	—	240,254

Net interest income after provision for loan losses	3,575,477	3,160	427	—	3,579,064

Noninterest income	479,275	—	24,120	435	503,830

Noninterest expense	3,882,282	5	136,197	435	4,018,919

Net income (loss)	172,470	3,155	(111,650)	—	63,975

Total assets as of September 30, 2012	122,131,650	44,863	11,781,438	(11,292,252)	122,665,699

Nine Months Ended September 30, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$3,894,279	$19,813	$1,800	$—	$3,915,892

Provision for loan losses	1,039,212	—	—	—	1,039,212

Net interest income after provision for loan losses	2,855,067	19,813	1,800	—	2,876,680

Noninterest income	414,737	—	7,500	—	422,237

Noninterest expense	3,936,433	1,697	71,623	—	4,009,753

Net (loss) income	(666,628)	18,116	(62,323)	—	(710,835)

Total assets as of September 30, 2011	157,197,684	36,403	13,584,891	(12,881,934)	157,937,044

Note 11. Recent Accounting Pronouncements

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

Note 12. Regulation and Supervision

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

The Consent Order requires the Bank to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%.  At September 30, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In June 2012, the Bank also submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval.  The capital plan included a profit and budget plan and a plan to reduce classified assets. In October 2012, the Bank received regulatory approval for its revised capital plan. The Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not continue to maintain the minimum capital ratios set forth in the Consent Order.

The Bank has an Oversight Committee that is responsible for supervising the implementation of the Consent Order. The Oversight Committee meets monthly and is currently composed of the Company’s Chairman of the Board, two additional directors, the Chief Executive Officer, the President and Senior Loan Officer and the Chief Financial Officer.

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

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2012 and 2011 together with the audited financial statements as of and for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Summary

As of September 30, 2012, the Company had $122.7 million of total assets, $106.3 million of gross loans receivable, and $109.1 million of total deposits. Total equity capital at September 30, 2012 was $11.8 million, and the Company’s Tier I Leverage Capital Ratio was 9.49%.

The Company had net income for the quarter ended September 30, 2012 of $163,000 (or basic and diluted income per share of $0.06) as compared to a net loss of $251,000 (or basic and diluted loss per share of $0.09) for the third quarter of 2011. The improvement in the Company’s net income was largely attributable to a decrease in the provision for loan losses to $30,000 for the three months ended September 30, 2012 compared to a provision for loan losses of $373,000 for the same period in 2011. The decrease in the provision for loan losses was primarily related to a decrease in net charge-offs during the third quarter of 2012 compared to the third quarter of 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the third quarter of 2012, when compared to the same period of 2011, were influenced by the following factors:

•	Net interest income decreased by $32,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in deposit liability volumes and lower rates paid on interest bearing liabilities (as management determined to reduce deposits by offering lower rates on deposits, which could lead to an improvement in the Company’s regulatory capital ratios);
•	Noninterest income increased by $31,000 because of increases in loan prepayment fees recognized during the three months ended September 30, 2012 with no similar income recognized in the same period of 2011, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and
•	Noninterest expenses decreased by $72,000 during the third quarter of 2012 compared to the same period in 2011 primarily due to a loss on the sale of other real estate owned during the third quarter of 2011 with no such loss during the corresponding period in 2012, as well as decreases in directors’ fees, data processing fees and the cost of FDIC insurance, which were partially offset by increases in salaries and benefits expense and insurance expense. The decrease in directors’ fees was attributable to reductions in director fees that were approved by the Company’s compensation committee effective January 1, 2012. The decrease in data processing fees resulted from benefits the Company continued to realize during the third quarter of 2012 related to the renewal of certain data processing service contracts on more favorable terms during the fourth quarter of 2011. The cost of FDIC insurance was lower during the third quarter of 2012 compared to 2011 primarily due to a decline in deposit balances subject to the FDIC deposit insurance assessment. These favorable changes were partially offset by an increase in salaries and benefits expense during the third quarter of 2012, when compared to the third quarter of 2011, which was primarily due to salary and benefits expenses attributable to the hiring of a Chief Executive Officer in October 2011 to fill an open position at the Bank that existed during the third quarter of 2011. In addition, insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

The Company had net income for the nine months ended September 30, 2012 of $64,000 (or basic and diluted income per share of $0.02) as compared to a net loss of $711,000 (or basic and diluted loss per share of $0.26) for the nine months ended September 30, 2011. The improvement in the Company’s earnings was largely attributable to a decrease in the provision for loan losses to $240,000 for the nine months ended September 30, 2012 compared to a provision for loan losses of $1,039,000 for the same period in 2011. The decrease in the provision for loan losses during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily related to the 2011 provision being negatively affected by one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the nine months ended September 30, 2012, when compared to the same period of 2011, were influenced by the following factors:

•	Net interest income decreased by $97,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in deposit liability volumes (as management determined to reduce deposits by offering lower rates on deposits, which could lead to an improvement in the Company’s regulatory capital ratios);
•	Noninterest income increased by $79,000 because of loan prepayment fees received during the nine months ended September 30, 2012 with no similar income recognized in the same period of 2011, as well as an increase in other noninterest income, which was partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and
•	Noninterest expenses increased by $6,000 during the first nine months of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees and insurance expense, which were partially offset by a loss on the sale of other real estate owned during the nine months ended September 30, 2011 with no such loss during the corresponding period in 2012, as well as decreases in directors’ fees, data processing fees and the cost of FDIC insurance. The increase in salaries and benefits expense during the first nine months of 2012 when compared to the same period in 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012 and to salary and benefits associated with the hiring of a Chief Executive Officer in October 2011 to fill an open position at the Bank that existed during the corresponding period of 2011.The increase in professional services fees was due to increased costs for loan review, internal audit and consulting services performed during the nine months ended September 30, 2012, compared to the same period in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. The decrease in directors’ fees was attributable to reductions in director fees that were approved by the Company’s compensation committee effective January 1, 2012. The decrease in data processing fees resulted from benefits the Company continued to realize during the nine months ended September 30, 2012 related to the renewal of certain data processing service contracts on more favorable terms during the fourth quarter of 2011. The cost of FDIC insurance was lower during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to a decline in deposit balances subject to the FDIC deposit insurance assessment. In addition the Company realized a loss on the sale of other real estate owned during the nine months ended September 30, 2011 with no similar loss in the same period of 2012.

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

Most TDRs are placed on nonaccrual status at the time of restructuring, and continue on nonaccrual status until they have performed under the revised terms of the modified loan agreement for a minimum of nine months. In certain instances, for TDRs that are on accrual status at the time the loans are restructured, the Bank may continue to classify the loans as accruing loans based upon the terms and conditions of the restructuring.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,228,000 or 2.10% of gross loans outstanding at September 30, 2012 is adequate, under prevailing economic conditions, to absorb losses on existing loans.  At December 31, 2011, the allowance for loan losses was $2,300,000 or 2.02% of gross loans outstanding.  The decrease in the allowance was attributable to a $72,000 decrease in the general component of the allowance. The decrease in the general component of the reserve was primarily due to a decline in loan volume during the nine months ended September 30, 2012. In addition, the Company had $420,000 in charge-offs during the nine months ended September 30, 2012, of which $387,000 was for loans that were not impaired at December 31, 2011 and $33,000 was related to a decline in collateral for a loan impaired at December 31, 2011. The charge-offs during the first nine months of 2012 primarily relate to three commercial and industrial loans and one residential loan. The Company’s net loan charge-offs were adequately provided for during the nine months ended September 30, 2012.

The accrual of interest on loans is discontinued at the time loans are 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers all nonaccrual loans and troubled-debt restructured loans to be impaired.  In most cases, loan payments that are past due less than 90 days and the related loans are not considered to be impaired.

Allowance for Loan Losses and Nonaccrual, Past Due and Restructured Loans

The changes in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	2011
Balance at beginning of year	$2,299,625	$2,786,641
Provision for loan losses	240,254	1,039,212
Recoveries of loans previously charged-off:
Commercial	79,517	4,104
Commercial loans secured by real estate	29,114
Consumer	—	2,301
Total recoveries	108,631	6,405
Loans charged-off:
Commercial	(384,027)	(138,778)
Commercial loans secured by real estate	—	(1,344,057)
Residential mortgages	(33,192)	(40,910)
Consumer	(2,959)	(9,675)
Total charge-offs	(420,178)	(1,533,420)
Balance at end of period	$2,228,332	$2,298,838

Net charge-offs to average loans	(0.28)%	(1.24%)

Non-Performing Assets and Potential Problem Loans

The following table represents non-performing assets and potential problem loans at September 30, 2012 and December 31, 2011:

Nonaccrual loans:	2012	2011
Commercial loans secured by real estate	$553,159	$787,311
Commercial	1,814,010	1,707,720
Construction and land	1,387,660	1,420,156
Residential mortgages	653,482	554,678
Consumer	—	1,460
Total non-accrual loans	4,408,311	4,471,325

Troubled debt restructured (TDR) loans:
Nonaccrual TDR loans not included in Total nonaccrual loans above:
Commercial loans secured by real estate	255,383	1,314,030
Commercial	252,233	1,899,342
Accruing TDR impaired loans:
Commercial loans secured by real estate	1,044,481
Commercial	1,652,422	—
Foreclosed assets:
Commercial	474,948	374,211
Residential	156,838	—
Total non-performing assets	$8,244,616	$8,058,908

Ratio of non-performing assets to:
Total loans and foreclosed assets	7.73%	7.05%
Total assets	6.72%	5.52%
Accruing past due loans:
30 to 89 days past due	$3,010,371	$1,392,936
90 or more days past due	20	—
Total accruing past due loans	$3,010,391	$1,392,936

Ratio of accruing past due loans to gross loans net of unearned income:
30 to 89 days past due	2.83%	1.22%

Recent Accounting Changes

In April 2011, the FASB amended its guidance relating to repurchase agreements.  The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  Instead, the amendments focus the assessment of effective control on the transferor's rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations.  The amended guidance became effective for the Company as it relates to transactions or modifications of existing transactions that occur in interim and annual periods beginning with the quarter ended March 31, 2012.These amendments did not have an impact on the Company's consolidated financial statements.

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

Comparison of Financial Condition as of September 30, 2012 versus December 31, 2011

General

The Company’s total assets were $122.7 million at September 30, 2012, a decrease of $23.3 million over total assets of $146.0 million at December 31, 2011. The Bank’s net loans receivable decreased to $104.1 million at September 30, 2012 from $111.6 million at December 31, 2011, and cash and cash equivalents, including short term investments, decreased to $10.1 million as of September 30, 2012 from $24.9 million as of December 31, 2011.  Total deposits decreased to $109.1 million as of September 30, 2012 from $132.6 million as of December 31, 2011. The decreases in net loans receivable and cash and cash equivalents corresponded with the decrease in deposit liabilities during the nine months ended September 30, 2012.

Short-term investments

Short-term investments, consisting of money market investments, decreased to $3.6 million at September 30, 2012 compared to $6.8 million at December 31, 2011.

Investments

Available for sale securities, which consisted of U.S. Treasury Bills, decreased $900,000 to $2.9 million at September 30, 2012 from $3.8 million at December 31, 2011. The Company uses the U.S. Treasury Bills included in its available for sale securities portfolio to meet pledge requirements for public deposits and repurchase agreements. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans

Interest income on loans is the most important component of the Company’s net interest income. The loan portfolio is the largest component of earning assets, and it, therefore, generates the largest portion of revenues. The Company’s net loan portfolio was $104.1 million at September 30, 2012 versus $111.6 million at December 31, 2011, a decrease of $7.5 million.  The Company attributes the decline in loan balances during the first nine months of 2012 to a decline in loan demand. The Bank’s loans have been made to small to medium-sized businesses, primarily in the Greater New Haven Market.  There are no other significant loan concentrations in the loan portfolio.

Deposits

Total deposits were $109.1 million at September 30, 2012, a decrease of $23.5 million or 17.7% from total deposits of $132.6 million at December 31, 2011. Non-interest bearing deposits were $29.9 million at September 30, 2012, a decrease of $1.1 million or 3.7% from $31.0 million at December 31, 2011. Total interest bearing checking, money market and savings deposits decreased $8.3 million or 14.9% to $47.4 million at September 30, 2012 from $55.7 million at December 31, 2011.  Time deposits decreased $14.1 million or 30.6% to $31.8 million at September 30, 2012 from $45.9 million at December 31, 2011.  Included in time deposits at September 30, 2012 and December 31, 2011 were $4.5 million and $9.1 million, respectively, of brokered deposits. This included the Company’s placement of $4.0 million and $4.2 million in customer deposits as of September 30, 2012 and as of December 31, 2011, respectively; and the purchase of $300,000 and $2.1 million in brokered certificates of deposit through the CDARS program as of September 30, 2012 and December 31, 2011, respectively. As a result of the Consent Order, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval during the period in which the Consent Order is in place.

The Greater New Haven Market is highly competitive.  The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services.  The level of rates offered by the Bank reflects the high level of competition in the Bank’s market.

Other

Repurchase agreement balances totaled $253,000 at September 30, 2012 as compared to less than $100 at December 31, 2011.  The increase was due to normal customer activity.

Results of Operations: Comparison of Results for the three months and nine months ended September 30, 2012 and 2011

General

 The Company had net income for the quarter ended September 30, 2012 of $163,000 (or basic and diluted income per share of $0.06) as compared to a net loss of $251,000 (or basic and diluted loss per share of $0.09) for the third quarter of 2011. The improvement in the Company’s net income was largely attributable to a decrease in the provision for loan losses to $30,000 for the three months ended September 30, 2012 compared to a provision for loan losses of $373,000 for the same period in 2011. The decrease in the provision for loan losses was primarily related to a decrease in net charge-offs during the third quarter of 2012 compared to the third quarter of 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the third quarter of 2012, when compared to the same period of 2011, were influenced by the following factors:

•	Net interest income decreased by $32,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in deposit liability volumes and lower rates paid on interest bearing liabilities (as management determined to reduce deposits by offering lower rates on deposits, which could lead to an improvement in the Company’s regulatory capital ratios);
•	Noninterest income increased by $31,000 because of increases in loan prepayment fees recognized during the three months ended September 30, 2012 with no similar income recognized in the same period of 2011, which were partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and
•	Noninterest expenses decreased by $72,000 during the third quarter of 2012 compared to the same period in 2011 primarily due to a loss on the sale of other real estate owned during the third quarter of 2011 with no such loss during the corresponding period in 2012, as well as decreases in directors’ fees, data processing fees and the cost of FDIC insurance, which were partially offset by increases in salaries and benefits expense and insurance expense. The decrease in directors’ fees was attributable to reductions in director fees that were approved by the Company’s compensation committee effective January 1, 2012. The decrease in data processing fees resulted from benefits the Company continued to realize during the third quarter of 2012 related to the renewal of certain data processing service contracts on more favorable terms during the fourth quarter of 2011. The cost of FDIC insurance was lower during the third quarter of 2012 compared to 2011 primarily due to a decline in deposit balances subject to the FDIC deposit insurance assessment. These favorable changes were partially offset by an increase in salaries and benefits expense during the third quarter of 2012, when compared to the third quarter of 2011, which was primarily due to salary and benefits expenses attributable to the hiring of a Chief Executive Officer in October 2011 to fill an open position at the Bank that existed during the third quarter of 2011. In addition, insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

The Company had net income for the nine months ended September 30, 2012 of $64,000 (or basic and diluted income per share of $0.02) as compared to a net loss of $711,000 (or basic and diluted loss per share of $0.26) for the nine months ended September 30, 2011. The improvement in the Company’s earnings was largely attributable to a decrease in the provision for loan losses to $240,000 for the nine months ended September 30, 2012 compared to a provision for loan losses of $1,039,000 for the same period in 2011. The decrease in the provision for loan losses during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily related to the 2011 provision being negatively affected by one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the nine months ended September 30, 2012, when compared to the same period of 2011, were influenced by the following factors:

•	Net interest income decreased by $97,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in deposit liability volumes and lower rates paid on interest bearing liabilities (as management determined to reduce deposits by offering lower rates on deposits, which could lead to an improvement in the Company’s regulatory capital ratios);
•	Noninterest income increased by $79,000 because of loan prepayment fees received during the nine months ended September 30, 2012 with no similar income recognized in the same period of 2011, as well as an increase in other noninterest income, which was partially offset by a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•	Noninterest expenses increased by $6,000 during the first nine months of 2012 compared to the same period in 2011 primarily due to increases in salaries and benefits expense, professional services fees and insurance expense, which were partially offset by a loss on the sale of other real estate owned during the nine months ended September 30, 2011 with no such loss during the corresponding period in 2012, as well as decreases in directors’ fees, data processing fees and the cost of FDIC insurance. The increase in salaries and benefits expense during the first nine months of 2012 when compared to the same period in 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012 and to salary and benefits associated with the hiring of a Chief Executive Officer in October 2011 to fill an open position at the Bank that existed during the corresponding period of 2011.The increase in professional services fees was due to increased costs for loan review, internal audit and consulting services performed during the nine months ended September 30, 2012, compared to the same period in 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. The decrease in directors’ fees was attributable to reductions in director fees that were approved by the Company’s compensation committee effective January 1, 2012. The decrease in data processing fees resulted from benefits the Company continued to realize during the nine months ended September 30, 2012 related to the renewal of certain data processing service contracts on more favorable terms during the fourth quarter of 2011. The cost of FDIC insurance was lower during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to a decline in deposit balances subject to the FDIC deposit insurance assessment. In addition the Company realized a loss on the sale of other real estate owned during the nine months ended September 30, 2011 with no similar loss in the same period of 2012.

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

For the quarter ended September 30, 2012, net interest income was $1,244,000 versus $1,276,000 for the same period in 2011. The $32,000 or 2.5% decrease was the result of a $295,000 decrease in interest income partially offset by a $263,000 decrease in interest expense.  This net decrease was primarily the result of decreased asset volumes and lower yields on interest earning assets, which were partially offset by decreases in average balances on interest bearing liabilities and lower rates on interest bearing liabilities.

The Company’s average total interest earning assets were $113.5 million during the quarter ended September 30, 2012 compared to $131.6 million for the same period in 2011, a decrease of $18.1 million or 13.8%. The decrease in average interest earning assets of $18.1 million during the quarter ended September 30, 2012 was comprised of decreases in average balances of loans of $14.5 million, decreases in average balances of short-term and other investments of $3.6 million and a $51,000 decrease in average balance of investments.

The yield on average interest earning assets for the quarter ended September 30, 2012 was 5.22% compared to 5.38% for the same period in 2011, a decrease of 16 basis points.  The decrease in the yield on average interest earning assets was primarily attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment as well as an increase in non-performing loans.

The combined effects of the $18.1 million decrease in average balances of interest earning assets and the 16 basis point decrease in yield on average interest earning assets resulted in the $295,000 decline in interest income for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.

The average balance of the Company’s interest bearing liabilities was $82.7 million during the quarter ended September 30, 2012 compared to $116.9 million for the quarter ended September 30, 2011, a decrease of $34.2 million or 29.3%. The cost of average interest bearing liabilities decreased 55 basis points to 1.18% for the quarter ended September 30, 2012 compared to 1.73% for the same period in 2011 due to maturities of higher priced time deposits as well as a general decrease in market interest rates.

The combined effect of the 55 basis point decrease in cost of average interest bearing liabilities and the $34.2 million decrease in average balances of interest bearing liabilities resulted in the $263,000 decrease in interest expense for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.

For the nine months ended September 30, 2012, net interest income was $3,819,000 versus $3,916,000 for the same period in 2011. The $97,000 or 2.5% decrease was the result of a $787,000 decrease in interest income partially offset by a $690,000 decrease in interest expense.  This net decrease was primarily the result of decreased asset volumes, as well as lower yields on interest earning assets, which were partially offset by decreases in average balances on interest bearing liabilities and favorable decreases in rates on interest bearing liabilities.

The Company’s average total interest earning assets were $118.3 million during the nine months ended September 30, 2012 compared to $134.9 million for the same period in 2011, a decrease of $16.6 million or 12.3%. The decrease in average interest earning assets of $16.6 million during the nine months ended September 30, 2012 was comprised of decreases in average balances of loans of $14.8 million as well as decreases in average balances of short-term and other investments of $2.2 million, which were partially offset by increases in average balance of investments of $422,000.

The yield on average interest earning assets for the nine months ended September 30, 2012 was 5.27% compared to 5.40% for the same period in 2011, a decrease of 13 basis points.  The decrease in the yield on average interest earning assets was attributable to lower yields on the Bank’s loan portfolio due to the lower interest rate environment as well as an increase in non-performing loans.

The combined effects of the $16.6 million decrease in average balances of interest earning assets and the 13 basis point decrease in yield on average interest earning assets resulted in the $787,000 decline in interest income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The average balance of the Company’s interest bearing liabilities was $89.4 million during the nine months ended September 30, 2012 compared to $115.8 million for the nine months ended September 30, 2011, a decrease of $26.4 million or 22.8%. The cost of average interest bearing liabilities decreased 51 basis points to 1.26% for the nine months ended September 30, 2012 compared to 1.77% for the same period in 2011 due to maturities of higher priced time deposits as well as a general decrease in market interest rates.

The combined effect of the 51 basis point decrease in cost of average interest bearing liabilities and the $26.4 million decrease in average balances of interest bearing liabilities resulted in the $690,000 decrease in interest expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the three  months ended September 30, 2012 and 2011:

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2012			2011

		Interest			Interest		Change	Change in
	Average	Income/	Average	Average	Income/	Average	in Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Income/Expense	Balance
Interest earning assets
Loans (1)	$105,537	$1,477	5.57%	$120,017	$1,761	5.82%	$(284)	$(14,480)
Short-term and other investments	5,135	12	0.93%	8,706	24	1.09%	(12)	(3,571)
Investments	2,877	1	0.14%	2,928	—	0.00%	1	(51)
Total interest earning assets	113,549	1,490	5.22%	131,651	1,785	5.38%	(295)	(18,102)

Cash and due from banks	7,892			24,070				(16,178)
Premises and equipment, net	1,945			2,065				(120)
Allowance for loan losses	(2,367)			(2,222)				(145)
Other	2,961			3,672				(711)
Total assets	$123,980			$159,236				$(35,256)
Interest bearing liabilities
Time certificates	$32,721	127	1.54%	$62,576	334	2.12%	(207)	$(29,855)
Savings deposits	3,089	1	0.13%	2,560	4	0.62%	(3)	529
Money market / checking deposits	45,577	77	0.67%	49,728	128	1.02%	(51)	(4,151)
Capital lease obligations	1,157	41	14.10%	1,165	43	14.64%	(2)	(8)
Repurchase agreements	199	—	0.00%	895	—	0.00%	—	(696)
Total interest bearing liabilities	82,743	246	1.18%	116,924	509	1.73%	(263)	(34,181)

Non-interest bearing deposits	29,039			27,602				1,437
Accrued expenses and other liabilities	381			729				(348)
Shareholder's equity	11,817			13,981				(2,164)
Total liabilities and equity	$123,980			$159,236				$(35,256)
Net interest income		$1,244			$1,276		$(32)

Interest spread			4.04%			3.65%
Interest margin			4.36%			3.85%

(1)	Includes nonaccruing loans.
(2)	Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the three months ended September 30, 2012 and 2011 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid.  The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis:

	Three Months Ended
	September 30, 2012 vs 2011
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	(208)	(77)	(285)
Short-term and other investments	(10)	(1)	(11)
Investments	—	1	1
Total interest earning assets	(218)	(77)	(295)

Interest bearing liabilities
Time certificates	(131)	(76)	(207)
Savings deposits	1	(4)	(3)
Money market / checking deposits	(10)	(41)	(51)
Capital lease obligations	—	(2)	(2)
Total interest bearing liabilities	(140)	(123)	(263)
Net interest income	$(78)	$46	$(32)

The decrease in net interest income during the third quarter of 2012 reflected a $18.1 million decrease in total average interest earning assets to $113.5 million in the third quarter of 2012 from $131.6 million in the third quarter of 2011 and a decrease in the yields on interest earning assets to 5.22% for the three months ended September 30, 2012 from 5.38% in the same period of 2011. The combined effects of these changes were partially offset by a $34.2 million decrease in average interest bearing liabilities to $82.7 million for the three months ended September 30, 2012 from $116.9 million for the same period of 2011 as well as decreases in rates on interest bearing liabilities to 1.18% for the three months ended September 30, 2012 from 1.73% for the same period in 2011. Interest income from interest earning assets in the third quarter of 2012, when compared to the same period in 2011, decreased by $295,000 because of a $218,000 decrease due to volume considerations and a $77,000 decrease due to a decline in interest rates.  Variances in the cost of interest bearing liabilities during the three months ended September 30, 2012 in comparison to the same period in 2011 were due to decreased rate considerations of $123,000 and decreased volume considerations of $140,000.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the nine months ended September 30, 2012 and 2011.

	Distribution of Assets, Liabilities and Shareholders’ Equity;
	Interest Rates and Interest Differential
	2012			2011

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rate	Average Balance	Interest Income/ Expense	Average Rate	Change in Interest Income/ Expense	Change in Average Balance
Interest earning assets
Loans (1)(2)	$108,474	$4,626	5.70%	$123,263	$5,384	5.84%	$(758)	$(14,789)
Short-term and other investments	6,639	39	0.78%	8,850	69	1.04%	(30)	(2,211)
Investments	3,177	1	0.04%	2,755	—	0.00%	1	422
Total interest earning assets	118,290	4,666	5.27%	134,868	5,453	5.40%	(787)	(16,578)
Cash and due from banks	10,608			22,388				(11,780)
Premises and equipment, net	1,964			2,125				(161)
Allowance for loan losses	(2,378)			(2,669)				291
Other	2,990			3,029				(39)
Total assets	$131,474			$159,741				$(28,267)
Interest bearing liabilities
Time certificates	$36,958	474	1.71%	$64,218	1,016	2.12%	(542)	$(27,260)
Savings deposits	2,955	3	0.14%	2,660	13	0.65%	(10)	295
Money market / checking deposits	48,051	245	0.68%	46,628	378	1.08%	(133)	1,423
Capital lease obligations	1,159	125	14.41%	1,167	129	14.78%	(4)	(8)
Repurchase agreements	327	—	0.00%	1,120	1	0.12%	(1)	(793)
Total interest bearing liabilities	89,450	847	1.26%	115,793	1,537	1.77%	(690)	(26,343)
Non-interest bearing deposits	29,777			29,096				681
Accrued expenses and other liabilities	460			726				(266)
Shareholder’s equity	11,787			14,126				(2,339)
Total liabilities and equity	$131,474			$159,741				$(28,267)
Net interest income		$3,819			$3,916		$(97)

Interest spread			4.01%			3.63%
Interest margin			4.31%			3.88%

(1) Average balance includes nonaccruing loans.

(2) Interest income includes loan fees, which are not material.

Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the nine months ended September 30, 2012 and 2011 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis:

	2012 vs 2011
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$(632)	$(126)	$(758)
Short-term and other investments	(15)	(15)	(30)
Investments	—	1	1
Total interest earning assets	(647)	(140)	(787)

Interest bearing liabilities
Time certificates	(373)	(169)	(542)
Savings deposits	1	(11)	(10)
Money market / checking deposits	12	(145)	(133)
Capital lease obligations	(1)	(3)	(4)
Repurchase agreements	(1)	—	(1)
Total interest bearing liabilities	(362)	(328)	(690)
Net interest income	$(285)	$188	$(97)

The decrease in net interest income during the first nine months of 2012 reflected a $16.6 million decrease in total average interest earning assets to $118.3 million for the nine months ended September 30, 2012 compared to $134.9 million for the same period of 2011 and a decrease in the yields on interest earning assets to 5.27% for the nine months ended September 30, 2012 from 5.40% in the same period of 2011. The combined effects of these unfavorable changes were partially offset by favorable decreases in rates on interest bearing liabilities to 1.26% for the nine months ended September 30, 2012 from 1.77% for the same period in 2011 as well as a $26.3 million decrease in average interest bearing liabilities to $89.4 million for the first nine months of 2012 from $115.8 million for the first nine months of 2011. Overall, the decrease in net interest income attributed to volume changes was $285,000, which was partially offset by a net increase attributed to interest rate changes of $188,000. Interest income from interest earning assets in the first nine months of 2012, when compared to the same period in 2011, decreased by $787,000 because of the combined effects of a $140,000 decrease due to a decline in interest rates and a $647,000 decrease due to volume considerations. Variances in the cost of interest bearing liabilities during the nine months ended September 30, 2012 in comparison to the same period in 2011 were due to decreased rate considerations of $328,000 and decreased volume considerations of $362,000.

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

Provision for Loan Losses

The Bank’s provision for loan losses was $30,000 and $240,000 for the three months and nine months ended September 30, 2012, respectively, as compared to a provision for loan losses of $373,000 and $1,039,000, respectively, for the same periods in 2011. The decrease in the provision for loan losses during the third quarter of 2012 compared to the third quarter of 2011 was primarily related to a decrease in net charge-offs. The decrease in the provision for loan losses during the nine months ended September 30, 2012 when compared to the same period in the prior year was primarily related to the 2011 provision being negatively affected by one commercial loan secured by real estate that was severely impacted by prevailing economic conditions in 2011.

Noninterest Income

Total noninterest income increased $31,000 to $182,000 for the three months ended September 30, 2012 from $151,000 for the same period in 2011. This increase was primarily due to loan prepayment fees of $46,000 recognized in the three months ended September 30, 2012 with no such revenue in the same period in 2011. The increase in loan prepayment fees was partially offset by a $15,000 decrease in service charges and fees due to changes in business practices of customers of the Bank during the third quarter of 2012 as compared to the same period in 2011.

Total noninterest income increased $79,000 to $501,000 for the nine months ended September 30, 2012 from $422,000 for the same period in 2011. This increase was primarily due to loan prepayment fees of $92,000 and a $10,000 increase in fair value of a derivative financial instrument recognized during the nine months ended September 30, 2012, with no such revenue in the same period in 2011, as well as a $30,000 increase in other noninterest income for the nine months ended September 30, 2012 compared to the same period of 2011. The combined effect of these favorable changes were partially offset by a $53,000 decrease in service charges and fees due to changes in business practices of customers of the Bank during the nine months ended September 30, 2012 as compared to the same period in 2011.

Noninterest Expense

Total noninterest expense was $1,233,000 for the three months ended September 30, 2012 compared to $1,305,000 for the same period in 2011, an increase of $72,000 or 5.5%.

Salaries and benefits expense increased $75,000 to $672,000 for the three months ended September 30, 2012 from $597,000 for the same period in 2011. The increase in salaries and benefits expense during the third quarter of 2012 when compared to the third quarter of 2011 was primarily due to salary and expenses attributable to the hiring of a Chief Executive Officer in October 2011 to fill an open position at the Bank that existed during the third quarter of 2011.

Occupancy and equipment expense of $162,000 for the three months ended September 30, 2012 was relatively unchanged from $159,000 for the same period in 2011.

Professional services expense decreased by $15,000 to $93,000 for the three months ended September 30, 2012 from $108,000 for the same period in 2011 due to decreased costs for internal auditing and consulting services performed during the quarter ended September 30, 2012 compared to the same period in 2011.

Fees for data processing and other outside services declined $29,000 to $69,000 for the quarter ended September 30, 2012 from $98,000 for the same period in 2011. The decrease was primarily due to benefits the Company continued to realize on the renewal of certain related service contracts on more favorable terms during the fourth quarter of 2011.

Insurance expense increased by $21,000 to $32,000 for the three months ended September 30, 2012 from $11,000 for the same period in 2011 primarily due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

Directors’ fees decreased by $32,000 to $43,000 for the three months ended September 30, 2012 from $75,000 for the same period in 2011. The decrease was attributable to a reduction in fees paid to directors effective January 1, 2012 that was approved by the Company’s compensation committee.

The Company realized a $51,000 loss on the sale of other real estate owned during the third quarter of 2011 with no such loss during the corresponding period in 2012.

FDIC insurance expense decreased by $15,000 to $51,000 for the three months ended September 30, 2012 from $66,000 for the same period in 2011. The decrease was attributable to a decline in deposit balances subject to the FDIC deposit insurance assessment, partially offset by an increase in FDIC assessment rates paid by the Bank.

Other operating expenses decreased by $30,000 to $110,000 for the three months ended September 30, 2012 when compared to the same period in 2011.

Total noninterest expense was $4,016,000 for the nine months ended September 30, 2012 compared to $4,010,000 for the same period in 2011, an increase of $6,000 or 0.2%.

Salaries and benefits expense increased $222,000 to $2,199,000 for the nine months ended September 30, 2012 from $1,977,000 for the same period in 2011. The increase in salaries and benefits expense during the nine months of 2012 when compared to same period in 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012 and to salary and benefits associated with the hiring of a Chief Executive Officer in October 2011 to fill an open position that existed during the corresponding period of 2011.

Occupancy and equipment expense decreased by $43,000 to $458,000 for the nine months ended September 30, 2012 from $501,000 for the same period in 2011 primarily due to declines in asset depreciation expense and lower repairs and maintenance expenditures.

Professional services expense increased by $88,000 to $370,000 for the nine months ended September 30, 2012 from $282,000 for the same period in 2011 due to increased expenditures for loan review and internal auditing and consulting services performed during the nine months ended September 30, 2012 compared to the same period in 2011.

Fees for data processing and other outside services declined $98,000 to $206,000 for the nine months ended September 30, 2012 from $304,000 for the same period in 2011. The decrease was primarily due to benefits the Company continued to realize on the renewal of certain related service contracts on more favorable terms during the fourth quarter of 2011.

Insurance expense increased by $58,000 to $97,000 for the nine months ended September 30, 2012 from $39,000 for the same period in 2011 primarily due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008.

Directors’ fees decreased by $114,000 to $122,000 for the nine months ended September 30, 2012 from $236,000 for the same period in 2011. The decrease was attributable to a reduction in fees paid to directors effective January 1, 2012 that was approved by the Company’s compensation committee.

All other operating expenses decreased by $27,000 to an aggregate amount of $409,000 for the nine months ended September 30, 2012 compared to $436,000 for the same period in 2011.

Off-Balance Sheet Arrangements

See Note 8 to the Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Provision for Income Taxes

The Company did not record a provision or benefit for income taxes for the three months or nine months ended September 30, 2012 and 2011. In future periods, the Company anticipates that it will have a minimal tax provision or benefit until such time as it is able to reverse the deferred tax asset valuation allowance.

Liquidity

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

The Company’s liquidity position consisted of liquid assets totaling $13.6 million and $28.9 million, as of September 30, 2012 and December 31, 2011, respectively. This represented 11.1% and 19.8%, respectively, of total assets at September 30, 2012 and December 31, 2011. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, short-term investments, interest-bearing certificates of deposit and securities available for sale. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

In addition to the foregoing sources of liquidity, the Bank maintains a relationship with the Federal Home Loan Bank of Boston and has the ability to pledge certain of the Bank’s assets as collateral for borrowings from that institution.

Capital

The Company’s and Bank’s actual capital amounts and ratios at September 30, 2012 and December 31, 2011 were as follows:

The Company’s actual capital amounts and ratios at September 30, 2012 and December 31, 2011 were:

(Dollars in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$13,091	12.47%	$8,400	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,767	11.21%	4,200	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,767	9.49%	4,959	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$13,057	10.88%	$9,601	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,546	9.62%	4,800	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,546	7.41%	6,236	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios at September 30, 2012 and December 31, 2011 were:

(Dollars in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
September 30, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,273	11.73%	$8,373	8.00%	$10,467	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,953	10.46%	4,187	4.00%	6,280	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,953	8.88%	4,936	4.00%	6,169	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,283	10.28%	$9,555	8.00%	$11,943	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,780	9.03%	4,777	4.00%	7,166	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,780	6.95%	6,206	4.00%	7,758	5.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations. As of September 30, 2012, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums. However, in July 2012, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking which, among other things, require it to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%. At September 30, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In June 2012, the Bank also submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. In October 2012 the Bank received regulatory approval for its revised capital plan. The Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain the minimum capital ratios set forth in the Consent Order.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2002)

3(ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 6, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13a-14(a)/15d-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

99.1	Consent Order, dated July 3, 2012 (incorporated by reference to the Registrant’s Current report on Form 8-K filed on July 6, 2012)

99.2	Stipulation and Consent to the Issuance of a Consent Order, dated July 2, 2012 (incorporated by reference to the Registrant’s Current report on Form 8-K filed on July 6, 2012)

101.INS	XBRL Instance Document* (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document* (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* (filed herewith)

101.DEF	Taxonomy Extension Definitions Linkbase Document* (filed herewith)

*	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN CONNECTICUT BANCORP, INC.

	By:	/s/ Joseph J. Greco
	Name:	Joseph J. Greco
Date: November 14, 2012	Title:	Chief Executive Officer

	By:	/s/ Stephen V. Ciancarelli
	Name:	Stephen V. Ciancarelli
Date: November 14, 2012	Title:	Senior Vice President & Chief Financial Officer

	By:	/s/ Anthony M. Avellani
	Name:	Anthony M. Avellani
Date: November 14, 2012	Title:	Vice President & Chief Accounting Officer

