Form 10-K
period 2012-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2013-03-28
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-32219

SOUTHERN CONNECTICUT BANCORP, INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1609692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

215 Church Street New Haven, Connecticut	06510
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	(203) 782-1100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NYSE MKT
(Title of each class)	(Name of each exchange on which registered)

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
Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assumes all directors, executive officers and 10% or greater holders are affiliates) of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter: $3,394,000.

The number of shares outstanding of each of the registrant’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 28, 2013: 2,810,273

PART I

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

On January 16, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Bank, a Connecticut-chartered mutual savings bank with its main office in Middletown, Connecticut (“Liberty”), pursuant to which a to-be-formed wholly-owned subsidiary of Liberty will be merged with and into the Company with the Company being the surviving entity, immediately followed by the merger of the Company with and into Liberty with Liberty being the surviving entity (collectively, the “Merger”), and immediately followed by the merger of the Bank with and into Liberty with Liberty being the surviving bank. See Note 18 to the Consolidated Financial Statements for additional information relating to the Merger.

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

Employees

As of December 31, 2012, the Bank had 33 full-time employees. Relationships with all employees are believed to be excellent.

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

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of at least 4%. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. In all cases, bank holding companies should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations. As of December 31, 2012, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums. However, in July 2012, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking which, among other things, require it to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%. At December 31, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In September 2012, the Bank also submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. In October 2012, the Bank received regulatory approval for its revised capital plan. In the event the Company and Bank’s pending merger with Liberty Bank is not consummated, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain the minimum capital ratios set forth in the Consent Order.

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

Dodd-Frank Wall Street Reform And Consumer Protection Act Of 2010. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective as of July 21, 2011, the Dodd-Frank Act provided for the elimination of the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. To date, this change to existing law has not had an adverse impact on our net interest margin. However, depending on competitive responses, it may result in an increase in our interest expense in the future, which could impact our net interest margin.

The Dodd-Frank Act changed the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

The Company and the Bank’s capital ratios are as follows:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2012	2011	Target Ratio	2012	2011	Target Ratio
Total Capital to Risk Weighted Assets	12.33%	10.88%	8.00%	11.60%	10.28%	8.00%
Tier 1Capital to Risk Weighted Assets	11.07%	9.62%	4.00%	10.34%	9.03%	4.00%
Tier 1(Leverage) Capital Ratio to Average Assets	9.31%	7.41%	4.00%	8.70%	6.95%	4.00%

To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations. As of December 31, 2012, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums. However, in July 2012, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking which, among other things, require it to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%. At December 31, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In September 2012, the Bank also submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. In October 2012, the Bank received regulatory approval for its revised capital plan. In the event the Company and Bank’s pending merger with Liberty bank is not consummated, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain the minimum capital ratios set forth in the Consent Order.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

In June 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and a higher minimum Tier 1 risk-based capital ratio of 6.0% (up from the present 4.0%). Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. In addition, the proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in November 2012 that they did not expect that any of the proposed rules would become effective on January 1, 2013. The federal bank regulatory agencies did not specify a new deadline.

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

Recent Legislative and Regulatory Initiatives to Address Difficult Market and Economic Conditions. Among the numerous initiatives the United States government has taken in response to the financial crises affecting the banking system and financial markets, was the enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008. The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009 (which was subsequently extended to December 31, 2013 by the Helping Families Save Their Homes Act of 2009) as a way to instill confidence in the banking system. The increase in the amount of deposits insured by the FDIC to $250,000 has been made permanent by the Dodd-Frank Act. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”) that provided unlimited FDIC deposit insurance on funds in noninterest-bearing transaction deposit accounts that were not otherwise covered by the existing FDIC deposit insurance limit of $250,000. The TLGP also provided that the FDIC will guarantee qualifying senior unsecured debt issued before June 2009 by participating banks and certain qualifying holding companies. Participating institutions were assessed a surcharge of 10 basis points on the additional insured deposits and an assessment of 50 to 100 basis points on qualifying senior unsecured debt issued under the debt guarantee segment of the program. The Bank elected to participate in both aspects of the TLGP and incurred the surcharge as a cost of such participation. The unlimited FDIC deposit insurance on funds in noninterest-bearing transaction deposit accounts expired on December 31, 2012 and reverted to the standard FDIC deposit insurance limit of $250,000.

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

When practical, the Bank seeks to sublease space within this building that is not needed for operations. The Bank of Southern Connecticut had no tenants in this building during 2012.

Property at 445 West Main Street, Branford, Connecticut. The Bank of Southern Connecticut leases space at 445 West Main Street, Branford, Connecticut, the site of the Branford branch, which opened for business on October 7, 2002.

The current term of the Branford branch lease expires on September 30, 2017. The Bank of Southern Connecticut has an option to extend the lease for an additional five year term. The annual base rent payable for the current term is $47,094 until September 30, 2017. The base rent for the option periods increases and is fixed in the lease. The Bank is responsible for all costs to maintain the building, other than structural repairs, and for all real estate taxes.

Property at 1475 Whalley Avenue, New Haven, Connecticut.  The Bank owns a one-acre site with a single story, stucco facility of approximately 2,822 square feet that is located at 1475 Whalley Avenue, New Haven, Connecticut. The Bank operates its Amity branch from this location.

Property at 24 Washington Avenue, North Haven, Connecticut. On February 16, 2006, the Company entered into a lease agreement to lease the facility at 24 Washington Avenue, North Haven, Connecticut, the site of The Bank of North Haven, a division of The Bank of Southern Connecticut. The facility was improved to accommodate the new branch, and $295,000 was expended for improvements, furnishings and equipment. The Bank of North Haven, a division of The Bank of Southern Connecticut, opened for operations on July 10, 2006. The lease is for an initial term of five years, with three successive five-year option periods. In 2011, the Bank exercised its first five-year option covering the period through April 30, 2016. Base rent is $43,133 annually until April 30, 2016. The base rent for the option period increases and is fixed in the lease. The Bank is responsible for its pro rata share of operating expenses.

Property in Clinton, Connecticut. In June 2005, the Company purchased a one-acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. The net purchase price of the property was $495,000. During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company in the sale of the property, and the property is classified as held for sale at December 31, 2012.

In December 2011, the Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut. The lease is for an initial term of five years, with two successive five-year option periods. Base rent is $26,400 annually until December 15, 2016. The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal for the purchase of the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes. Prior to December 2011, the Company had a lease agreement in place under similar terms and conditions with a different tenant. The Company and the former tenant mutually agreed to terminate this lease agreement in August 2011. The Company received $31,800 and $13,600 in rent for this Clinton, Connecticut property in 2012 and 2011, respectively.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is quoted on the NYSE MKT under the symbol "SSE."

The following table sets forth the high and low sales price per share of the Company’s Common Stock for the last two years:

Quarter Ended	High	Low
March 31, 2012	$2.29	$1.48
June 30, 2012	$1.86	$1.19
September 30, 2012	$1.54	$0.92
December 31, 2012	$2.32	$1.00

March 31, 2011	$4.74	$4.15
June 30, 2011	$4.53	$3.10
September 30, 2011	$3.25	$1.65
December 31, 2011	$2.54	$1.51

Holders

There were approximately 100 registered shareholders of record of the Company’s Common Stock as of March 28, 2013.

Dividends

No cash dividends have been declared to date by the Company. Management expects that earnings, if any, will be retained and that no cash dividends will be paid in the near future. No stock dividends were declared in 2012 and 2011 by the Company. The Company and Bank are required to obtain written approval from its regulators prior to declaring or paying any dividends. In addition, the Company has agreed in the merger agreement with Liberty Bank to not declare or pay any dividends on the Company’s Common Stock.

The Company’s only significant operating subsidiary during 2012 is the Bank. The Company is dependent upon the ability of the Bank to declare and pay dividends to the Company. The Bank’s ability to declare cash dividends is dependent upon the Bank’s ability to earn profits and to maintain acceptable capital ratios, as well as to meet regulatory requirements and remain compliant with banking law.

The policy of the Connecticut Banking Commissioner is to prohibit payment of any cash dividends prior to recapture of organization and pre-operating expenses from operating profits. In addition, the Bank is prohibited by Connecticut law from declaring a cash dividend on its Common Stock without prior approval of the Connecticut Banking Commissioner except from its net profits for that year and any retained net profits of the preceding two years. “Net profits” is defined as the remainder of all earnings from current operations. In some instances, the FDIC may impose further restrictions on dividends. At December 31, 2012 and 2011, no cash dividends may be declared by the Bank without regulatory approval.

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

The Company’s net loss for fiscal year 2012 was $173,000 (or basic and diluted loss per share of $.06), compared to a net loss of $2,738,000 (or basic and diluted loss per share of $1.01) in fiscal year 2011.

The Company’s net losses for the years ended December 31, 2012 and 2011 were largely attributable to provisions for loan losses of $473,000 and $3,036,000, respectively. The decrease in the provision for loan losses was primarily due to a significant decrease in loan charge-offs in 2012 compared to 2011. The decline in loan charge-offs in 2012 was largely attributable to an initiative undertaken by the Company in 2011 to aggressively identify potential problem loans and reduce the Company's exposure to these loans through loan modifications and partial or complete charge-offs in 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the year ended December 31, 2012, when compared to the year ended December 31, 2011, were influenced by the following factors:

•
Net interest income decreased by $243,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

•
Noninterest income increased by $60,000 because of loan prepayment fees and net insurance proceeds received during 2012 with no similar income recognized in 2011, as well as an increase in other noninterest income, which were partially offset by a decrease in the recognition of gain on a derivative financial instrument and declines in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased by $185,000 during 2012 compared to 2011 primarily due to declines in a number of categories of operating expenses, which were partially offset by increases in salaries and benefits expense and insurance expense. The decreases in operating expenses for 2012 when compared to 2011 primarily consisted of declines in foreclosed and repossessed asset expenses and write-downs, loan related collection expenses, including legal and appraisal fees, and decreases in directors’ fees and data processing fees. The decreases in foreclosed and repossessed asset expenses and write-downs and loan related collection expenses were due to a decline in loan collection efforts resulting from a significant decrease in newly identified impaired loans in 2012 compared to 2011.The decrease in directors’ fees was attributable to reductions in director fees that were approved by the Company’s compensation committee effective January 1, 2012. The decrease in data processing fees resulted from benefits the Company continued to realize during 2012 related to the renewal of certain data processing service contracts on more favorable terms during the fourth quarter of 2011. The increase in salaries and benefits expense during 2012 when compared to 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012 and to a full year of salary and benefits paid to the Chief Executive Officer, who was hired on October 24, 2011 to fill an open position at the Bank that existed during 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. In addition, the Company realized a loss on the sale of other real estate owned during 2011 with no similar loss realized in 2012.

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

On January 16, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Bank, a Connecticut-chartered mutual savings bank with its main office in Middletown, Connecticut (“Liberty”), pursuant to which a to-be-formed wholly-owned subsidiary of Liberty will be merged with and into the Company with the Company being the surviving entity, immediately followed by the merger of the Company with and into Liberty with Liberty being the surviving entity (collectively, the “Merger”), and immediately followed by the merger of the Bank with and into Liberty with Liberty being the surviving bank. See Note 18 to the Consolidated Financial Statements for additional information relating to the Merger.

Selected Operating and Balance Sheet Data –
Years Ended December 31, 2012 and December 31, 2011

Operating Data	2012	2011
Interest income	$6,016,433	$7,137,608
Interest expense	1,072,651	1,950,318
Net interest income	4,943,782	5,187,290
Provision for loan losses	472,848	3,036,340
Noninterest income	639,569	579,358
Noninterest expenses	5,282,996	5,468,225
Net loss	(172,493)	(2,737,917)
Basic and diluted loss per share	(0.06)	(1.01)

Balance sheet data
Cash and due from banks	$6,913,610	$18,167,794
Short term investments	4,674,556	6,764,409
Interest bearing certificates of deposit	655,278	99,426
Investment securities	1,249,925	3,849,847
Loans, net	103,279,437	111,644,142
Total assets	121,446,561	145,969,905
Total deposits	108,251,238	132,630,681
Repurchase agreements	—	68
Total shareholders' equity	11,547,692	11,545,933
Book value per share	4.16	4.28

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of SCB Capital, Inc., and the Holding Company segment is defined as the results of Southern Connecticut Bancorp, Inc. on an unconsolidated or standalone basis. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Assets

The Company’s total assets were $121.5 million as of December 31, 2012, a decrease of $24.5 million from total assets of $146.0 million at December 31, 2011. The $24.5 million decrease in total assets was primarily attributable to decreases of $11.3 million in cash and cash equivalents, $8.3 million in net loans receivable and $2.6 million in available for sale securities, which were partially offset by a $560,000 increase in interest-bearing certificates of deposit. Earning assets comprised $112.1 million of the total assets at December 31, 2012 and consisted of short-term investments, interest-bearing certificates of deposit, available for sale securities and loans receivable, which collectively decreased $12.6 million from the prior fiscal year end.

Cash and cash equivalents, including short term investments, decreased to $11.6 million as of December 31, 2012 from $24.9 million as of December 31, 2011 and the Bank’s net loans receivable decreased to $103.3 million at December 31, 2012 from $111.6 million at December 31, 2011. Total deposits decreased to $108.3 million as of December 31, 2012 from $132.6 million as of December 31, 2011. The decreases in net loans receivable and cash and cash equivalents corresponded with the decrease in deposit liabilities during the year ended December 31, 2012.

The Company maintained liquidity by maintaining balances in short-term investments, primarily money market mutual funds and overnight investments at the Federal Reserve Bank, to provide funding for higher yielding loans as such loans were approved by the Bank. As of December 31, 2012 and 2011, short-term investment balances were $4.7 million and $6.8 million, respectively. Investment securities classified as available for sale were $1.2 million and $3.8 million as of December 31, 2012 and 2011, respectively. The gross loan portfolio decreased $8.4 million to $105.5 million as of December 31, 2012 from $113.9 million as of December 31, 2011. The allowance for loan losses of $2.2 million at December 31, 2012 decreased $70,000 when compared to the allowance for loan losses at December 31, 2011.

Investments

The amortized cost of the Company’s investments decreased $2.6 million during 2012, representing the difference between purchases of new securities ($18.8 million) and securities that matured ($21.4 million).

The following table presents the maturity distribution of the amortized cost of investment securities at December 31, 2012, and the weighted average yield of such securities. The weighted average yields were calculated based on the amortized cost and effective yields to maturity of each security.

		Over One Year	Over Five Years				Weighted
	One Year	Through	Through	Over	No		Average
Available for sale	or Less	Five Years	Ten Years	Ten Years	Maturity	Total	Yield
U.S. Treasury Bill	$1,250,000	$—	$—	$—	$—	$1,250,000	0.02%

Weighted Average Yield	0.02%	0.00%	0.00%	0.00%	0.00%	0.02%

The following table presents a summary of investments for any issuer that exceeds 10% of shareholders’ equity at December 31, 2012:

	Amortized	Fair
December 31, 2012	Cost	Value
U.S. Treasury Bills	$1,250,000	$1,249,925

Please see also, “Notes to Consolidated Financial Statements.”

Loans

The Bank’s net loan portfolio was $103.3 million at December 31, 2012 versus $111.6 million at December 31, 2011, a decrease of $8.3 million. The Company attributes the decline in the net loan portfolio in 2012 to the combined effects of a decline in loan demand and the impact of charge-offs of loan balances during 2012. The Bank’s loans have been made to small to medium-sized businesses, primarily in the New Haven market area. There are no other significant loan concentrations in the loan portfolio.

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

The following table presents the maturities of loans in the Company’s portfolio at December 31, 2012 by type of loan, and the sensitivities of loans to changes in interest rates:

		Due after
	Due in	one year
	one year	through	Due after
	or less	five years	five years	Total	% of Total

Commercial loans secured by real estate	$16,128,511	$24,735,336	$23,813,698	$64,677,545	61.24%
Commercial	16,498,542	7,145,145	2,268,210	25,911,897	24.53%
Residential mortgages	2,583,839	5,051,041	5,547,961	13,182,841	12.48%
Construction and land	1,343,296	98,444	—	1,441,740	1.37%
Consumer	123,702	279,879	—	403,581	0.38%
Total	$36,677,890	$37,309,845	$31,629,869	$105,617,604	100.00%

Fixed rate loans	$15,835,612	$8,850,356	$28,444,867	$53,130,835
Variable rate loans	20,842,278	28,459,489	3,185,002	52,486,769
Total	$36,677,890	$37,309,845	$31,629,869	$105,617,604

Please see “Notes to Consolidated Financial Statements.”

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

Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers either experiencing financial difficulties or absent such concessions, it is probable the borrowers would experience financial difficulty complying with the original terms of the loan. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

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

Most TDRs are placed on nonaccrual status at the time of restructuring, and continue on nonaccrual status until they have performed under the revised terms of the modified loan agreement for a minimum of six months. In certain instances, for TDRs that are on accrual status at the time the loans are restructured, the Bank may continue to classify the loans as accruing loans based upon the terms and conditions of the restructuring. At December 31, 2012, the Bank had two commercial and industrial loans and one commercial loan secured by real estate classified as TDRs on nonaccrual status and two commercial loans secured by real estate and one commercial loan classified as TDRs on accrual status. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At December 31, 2012, all TDRs have been performing in accordance with the restructured terms.

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

Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience. In reviewing the performance and trends of the Company’s loan portfolio during the year ended December 31, 2012 compared to the year ended December 31, 2011, management determined to update the methodology relating to the calculation of the general reserve by reducing the historical loss period to three years from the four year loss period utilized during the year ended December 31, 2011, which is considered more representative of average annual losses inherent in the Bank’s loan portfolio. The Company returned to the use of the three year loss period at December 31, 2012 after considering trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. For the year ended December 31, 2012, the provision for loan losses was $262,000 higher as a result of the effect of this change. Since there was no significant change in both the Company’s asset size and outstanding loan balance during 2012, the Company determined to continue to weight the loss experience of national banks and the Company’s loss experience equally. As the size of the Company’s loan portfolio becomes more significant, the Company intends to weight the Company’s loss experience more heavily in determining the allowance for loan loss provision.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,229,334 or 2.11% of gross loans outstanding at December 31, 2012 is adequate, under prevailing economic conditions, to absorb losses on existing loans.

At December 31, 2011, the allowance for loan losses was $2,299,625 or 2.02% of gross loans outstanding. The decrease in the allowance at December 31, 2012 compared to December 2011 was attributable to a $66,000 decrease in the general component of the allowance and a $4,000 decrease in the specific component of the allowance.

The Company’s provision for loan losses decreased by $2.6 million for the year ended December 31, 2012 primarily due to a significant decrease in loan charge-offs in 2012 compared to 2011. The decline in charge-offs in 2012 was largely attributable to an initiative undertaken by the Company in 2011 to aggressively identify potential problem loans and reduce the Company’s exposure to these loans through loan modifications and partial or complete charge-offs in 2011.

The decrease in the general component of the reserve from December 31, 2011 to December 31, 2012 amounted to $66,000, of which $328,000 was due to a decline in loan volume, which was partially offset by an increase of $262,000 resulting from changes in the reserve factors. The $262,000 increase resulted from changes in general reserve factors and consisted of $94,000 attributable to changes to the qualitative factors and $168,000 attributable to changes to the quantitative factors that resulted from the Company reducing the historical period of the average loss experience to the prior three years instead of the prior four years that were used in the Company’s calculations for the year ended December 31, 2011. The decrease in specific reserves totaling $4,000 related to an impaired loan that became a troubled debt restructuring during the year ended December 31, 2011 for which no specific reserve was required at December 31, 2012.

 The Company had $661,000 in loan charge-offs in 2012, of which $558,000 was for loans that were identified as impaired during 2012 and $103,000 was related to collateral dependent loans previously identified as impaired at December 31, 2011 that the Company determined to have experienced a decline in the collateral value of the properties securing such loans. Of the $661,000 in loan charge-offs in 2012, approximately $456,000 was for commercial and industrial loans and $178,000 was for residential loans, each of which were severely impacted by current economic conditions. During 2012, the Company had $118,000 in recoveries of loans that were charged off in prior years.

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

Allowance for Loan Losses and Non-Accrual, Past Due and Restructured Loans

The table below details the changes in the allowance for loan losses for the years ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$2,299,625	$2,786,641
Provision for loan losses	472,848	3,036,340
Recoveries of loans previously charged-off:
Commercial	88,562
Commercial loans secured by real estate	29,113	10,253
Consumer	—	2,301
Total recoveries	117,675	12,554
Loans charged-off:
Commercial	(455,696)	(1,590,419)
Residential mortgages	(177,916)	(192,704)
Commercial loans secured by real estate	(24,243)	(1,743,112)
Consumer	(2,959)	(9,675)
Total charge-offs	(660,814)	(3,535,910)
Balance at end of period	$2,229,334	$2,299,625

Net charge-offs to average loans	(0.28)%	(2.90%)

The table below provides an allocation of the year-end allowance for loan losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	2012		2011
		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
Commercial loans secured by real estate	$1,150,619	61.24%	$1,122,699	58.95%
Commercial	844,347	24.53%	965,979	27.81%
Residential mortgages	225,601	12.48%	187,224	11.01%
Construction and land	2,062	1.37%	20,431	2.02%
Consumer	6,705	0.38%	3,292	0.21%
	$2,229,334	100.00%	$2,299,625	100.00%

Non-Performing Assets and Potential Problem Loans

The following represents nonperforming assets and potential problem loans at December 31, 2012 and 2011:

Nonaccrual loans:	2012	2011
Commercial	$1,687,827	$1,707,720
Construction and land	1,343,295	1,420,156
Residential mortgages	860,522	554,678
Commercial loans secured by real estate	796,775	787,311
Consumer	—	1,460
Total non-accrual loans	4,688,419	4,471,325

Troubled debt restructured (TDR) loans:
Nonaccrual TDR loans not included in Total nonaccrual loans above:
Commercial	247,344	1,899,342
Commercial loans secured by real estate	243,678	1,314,030
Accruing TDR impaired loans:
Commercial loans secured by real estate	3,457,170	—
Commercial	1,628,761	—
Foreclosed assets:
Commercial	582,911	374,211
Total non-performing assets	$10,848,283	$8,058,908

Ratio of non-performing assets to:
Total loans and foreclosed assets	10.23%	7.05%
Total assets	8.93%	5.52%
Accruing past due loans:
30 to 89 days past due	$998,169	$1,392,936
90 or more days past due	—	—
Total accruing past due loans	$998,169	$1,392,936

Ratio of accruing past due loans to total loans net of unearned income:
30 to 89 days past due	0.95%	1.22%
90 or more days past due	0.00%	0.00%
Total accruing past due loans	0.95%	1.22%

Deposits

Total deposits were $108.2 million at December 31, 2012, a decrease of $24.4 million (18.4%) in comparison to total deposits of $132.6 million at December 31, 2011. Non-interest bearing deposits were $29.9 million at December 31, 2012, a decrease of $1.1 million (3.5%) from $31.0 million at December 31, 2011. Total interest bearing checking, money market and savings deposits decreased $11.1 million or 19.9% to $44.6 million at December 31, 2012 from $55.7 million at December 31, 2011. Time deposits decreased to $33.7 million at December 31, 2012 from $45.9 million at December 31, 2011, a $12.2 million or 26.6% decrease. Included in time deposits at December 31, 2012 and December 31, 2011 were $4.5 million and $9.1 million, respectively, in brokered deposits. This included the Company’s placement of $279,000 and $2.2 million at December 31, 2012 and 2011, respectively, in customer deposits and the purchase of $4.0 million and $4.2 million, respectively, at December 31, 2012 and 2011 in brokered certificates of deposit through the CDARS program. The CDARS program offers the Bank reciprocal swap programs which allow customers to enjoy additional FDIC insurance for deposits that might not otherwise be eligible for FDIC insurance.

The Bank maintains relationships with several deposit brokers and could utilize the services of one or more of these brokers if management determines that issuing brokered certificates of deposit would be in the best interest of the Bank and the Company.

As a result of the Consent Order, described in Note 14, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval while the Consent Order is in place.

The Greater New Haven Market is highly competitive. The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services. The level of rates offered by the Bank reflects the high level of competition in its market.

 December 31, 2012, the Bank’s maturities of time deposits were:

	$100,000	Less than
(Thousands of dollars)	or greater	$100,000	Totals
Due within:
Three months or less	$2,715	$1,246	$3,961
Over three months to six months	5,077	1,322	6,399
Over six months to one year	6,744	4,039	10,783
Over one year to two years	2,813	1,921	4,734
Over two years to three years	3,100	1,300	4,400
Over three years	2,385	1,046	3,431
	$22,834	$10,874	$33,708

Other

The $851,000 decrease in other assets was attributable mainly to proceeds received by the Bank in 2012 for net settlement proceeds on the sale of foreclosed real estate collateral securing the Bank’s participation in a commercial loan and a reduction in FDIC deposit insurance the Bank was required to prepay in December 2009.

Results of Operations

The Company’s net loss for fiscal year 2012 was $173,000 (or basic and diluted loss per share of $.06), compared to a net loss of $2,738,000 (or basic and diluted loss per share of $1.01) in fiscal year 2011.

The Company’s net losses for the years ended December 31, 2012 and 2011 were largely attributable to provisions for loan losses of $473,000 and $3,036,000, respectively. The decrease in the provision for loan losses was primarily due to a significant decrease in loan charge-offs in 2012 compared to 2011. The decline in loan charge-offs in 2012 was largely attributable to an initiative undertaken by the Company in 2011 to aggressively identify potential problem loans and reduce the Company's exposure to these loans through loan modifications and partial or complete charge-offs in 2011.

In addition to the impact of the decrease in the provision for loan losses, the Company’s operating results for the year ended December 31, 2012, when compared to the year ended December 31, 2011, were influenced by the following factors:

•
Net interest income decreased by $243,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio), which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

•
Noninterest income increased by $60,000 because of loan prepayment fees and net insurance proceeds received during 2012 with no similar income recognized in 2011, as well as an increase in other noninterest income, which were partially offset by a decrease in the recognition of gain on a derivative financial instrument and declines in service charges and fees resulting from changes in the business practices of customers of the Bank; and

•
Noninterest expenses decreased by $185,000 during 2012 compared to 2011 primarily due to declines in a number of categories of operating expenses, which were partially offset by increases in salaries and benefits expense and insurance expense. The decreases in operating expenses for 2012 when compared to 2011 primarily consisted of declines in foreclosed and repossessed asset expenses and write-downs, loan related collection expenses, including legal and appraisal fees, and decreases in directors’ fees and data processing fees. The decreases in foreclosed and repossessed asset expenses and write-downs and loan related collection expenses were due to a decline in loan collection efforts resulting from a significant decrease in newly identified impaired loans in 2012 compared to 2011.The decrease in directors’ fees was attributable to reductions in director fees that were approved by the Company’s compensation committee effective January 1, 2012. The decrease in data processing fees resulted from benefits the Company continued to realize during 2012 related to the renewal of certain data processing service contracts on more favorable terms during the fourth quarter of 2011. The increase in salaries and benefits expense during 2012 when compared to 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012 and to a full year of salary and benefits paid to the Chief Executive Officer, who was hired on October 24, 2011 to fill an open position at the Bank that existed during 2011. Insurance expense increased due to increased costs in 2012 associated with insurance policies that the Company had entered into during a more favorable environment in July 2008. In addition, the Company realized a loss on the sale of other real estate owned during 2011 with no similar loss realized in 2012.

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

For the year ended December 31, 2012, net interest income was $4,944,000 versus $5,187,000 for the same period in 2011. The $243,000 or 4.7% decrease was the result of a $1,121,000 decrease in interest income which was partially offset by an $878,000 decrease in interest expense. This net decrease was primarily the result of decreased asset volumes and lower yields on interest earning assets, which were partially offset by decreases in average balances on interest bearing liabilities and lower rates paid on interest bearing liabilities.

The Company’s average total interest earning assets were $116.7 million for the period ended December 31, 2012, compared to $133.3 million for the same period in 2011, a decrease of $16.6 million or 12.4%. The decrease in average interest earning assets of $16.6 million during the year ended December 31, 2012 was comprised of decreases in average balances of loans of $13.6 million, as well as decreases in average balances of short-term and other investments of $2.9 million and investments of $83,000.

The yield on average interest earning assets for the period ended December 31, 2012 was 5.16% compared to 5.35% for the same period in 2011, a decrease of 19 basis points. The decrease in the yield on average interest earning assets was primarily attributable to lower yields on the Bank’s loan portfolio because of the low interest rate environment.

The combined effects of the $16.6 million decrease in average balances of interest earning assets and the 19 basis point decrease in yield on average interest earning assets resulted in the $1,121,000 decrease in interest income for the year ended December 31, 2012 when compared to the year ended December 31, 2011.

The average balance of the Company’s interest bearing liabilities was $87.0 million for the period ended December 31, 2012 compared to $114.6 million for the period ended December 31, 2011, a decrease of $27.5 million or 24.0%. The cost of average interest bearing liabilities decreased 47 basis points to 1.23% for the period ended December 31, 2012 compared to 1.70% for the same period in 2011, which was primarily due to maturities of higher priced time deposits as well as a general decrease in market interest rates.

The combined effect of the $27.5 million decrease in average balances of interest bearing liabilities and the 47 basis point decrease in the cost of average interest bearing liabilities resulted in the $878,000 decrease in interest expense for the year ended December 31, 2012 when compared to the year ended December 31, 2011.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on earning assets and rates paid on interest bearing liabilities for the years ended December 31, 2012 and 2011.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential
	2012			2011
							Change
		Interest			Interest		in Interest	Change in
	Average	Income/	Average	Average	Income/	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Expense	Balance
Interest earning assets
Loans (1)(2)	$107,864	$5,974	5.54%	$121,506	$7,046	5.80%	$(1,072)	$(13,642)
Short-term and other investments	5,957	41	0.69%	8,808	91	1.03%	(50)	(2,851)
Investments	2,876	1	0.03%	2,959	—	0.00%	1	(83)
Total interest earning assets	116,697	6,016	5.16%	133,273	7,137	5.35%	(1,121)	(16,576)
Cash and due from banks	10,313			22,798				(12,485)
Premises and equipment, net	1,954			2,104				(150)
Allowance for loan losses	(2,349)			(2,520)				171
Other	2,981			3,127				(146)
Total assets	$129,596			$158,782				$(29,186)
Interest bearing liabilities
Time certificates	$35,908	588	1.64%	$61,806	1,293	2.09%	(705)	$(25,898)
Money market / checking deposits	46,770	314	0.67%	47,951	471	0.98%	(157)	(1,181)
Savings deposits	2,956	5	0.17%	2,611	14	0.54%	(9)	345
Capital lease obligations	1,158	165	14.25%	1,166	171	14.67%	(6)	(8)
Repurchase agreements	252	—	0.00%	1,011	1	0.10%	(1)	(759)
Total interest bearing liabilities	87,044	1,072	1.23%	114,545	1,950	1.70%	(878)	(27,501)

Non-interest bearing deposits	30,284			29,546				738
Accrued expenses and other liabilities	432			745				(313)
Shareholder's equity	11,836			13,946				(2,110)
Total liabilities and equity	$129,596			$158,782				$(29,186)
Net interest income		$4,944			$5,187		$(243)

Interest spread			3.93%			3.65%
Interest margin			4.24%			3.89%

(1)   Average balance includes nonaccruing loans.
(2)   Interest income includes loan fees, which are not material.

Rate Volume Variance Analysis

The following table summarizes the variance in interest income and expense for 2012 and 2011 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest income and expense attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis.

	2012 vs 2011
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$(766)	$(306)	$(1,072)
Short-term and other investments	(24)	(26)	(50)
Investments	—	1	1
Total interest earning assets	(790)	(331)	(1,121)

Interest bearing liabilities
Time certificates	(465)	(240)	(705)
Money market / checking deposits	(12)	(145)	(157)
Savings deposits	2	(11)	(9)
Capital lease obligations	(1)	(5)	(6)
Repurchase agreements	(1)	—	(1)
Total interest bearing liabilities	(477)	(401)	(878)
Net interest income	$(313)	$70	$(243)

The decrease in net interest income during 2012 reflected a $16.6 million decrease in total average interest earning asset balances to $116.7 million for the year ended December 31, 2012 when compared to the same period of 2011 and a decrease in the yields on interest earning assets to 5.16% for the year ended December 31, 2012 from 5.35% for the same period of 2011. The combined effects of these changes were partially offset by a $27.5 million decrease in average interest bearing liabilities to $87.0 million for the year ended December 31, 2012 from $114.5 million for the same period of 2011 as well as a decrease in rates on interest bearing liabilities to 1.23% for the year ended December 31, 2012 from 1.70% for the same period in 2011. Overall, the decrease in net interest income attributed to volume changes was $313,000 which was partially offset by a $70,000 increase in net interest income due to interest rate changes. Interest income from interest earning assets decreased by $1,121,000 in 2012 compared to 2011 because of a $790,000 decrease due to volume considerations and a $331,000 decrease due to a decline in interest rates. Variances in the cost of interest bearing liabilities during the year ended December 31, 2012 in comparison to the same period in 2011 were due to decreased rate considerations of $401,000 and decreased volume considerations of $477,000.

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

The following are measurements of the Company’s results of operations in relation to assets and equity and average equity to average assets for the years ended December 31, 2012 and 2011:

	2012	2011
Loss on average assets	(0.13%)	(1.72%)
Loss on average equity	(1.46%)	(19.63%)
Average equity to average assets	9.13%	8.78%

Provision for Loan Losses

The Bank’s provision for loan losses was $473,000 for the year ended December 31, 2012 compared to $3,036,000 for the year ended December 31, 2011. The decrease in the provision for loan losses was primarily due to a significant decrease in loan charge-offs in 2012 compared to 2011. The decline in loan charge-offs in 2012 was largely attributable to an initiative undertaken by the Company in 2011 to aggressively identify potential problem loans and reduce the Company's exposure to these loans through loan modifications and partial or complete charge-offs in 2011.

Noninterest Income

Total noninterest income increased $60,000 to $639,000 for the year ended December 31, 2012 from $579,000 for the same period in 2011. This increase in noninterest income for the year ended December 31, 2012 was primarily due to loan prepayment fees of $92,000 and $36,000 in net insurance proceeds received in 2012 with no similar income in 2011, as well as a $41,000 increase in other noninterest income.  The combined effect of these favorable changes were partially offset by a $77,000 decrease in gains on a derivative financial instrument to $9,000 in 2012 compared to $86,000 in 2011 and a $32,000 decrease in service charges and fees due to changes in business practices of customers of the Bank for the year ended December 31, 2012 as compared to the same period in 2011.

Noninterest Expenses

Total noninterest expense was $5,283,000 for the year ended December 31, 2012 compared to $5,468,000 for the same period in 2011, a decrease of $185,000 or 3.4%.

Salaries and benefits expense increased $272,000 to $2,926,000 for the year ended December 31, 2012 from $2,654,000 for the same period in 2011. The increase in salaries and benefits expense during 2012 when compared to 2011 was primarily attributable to restricted stock compensation expense recorded by the Company based upon the vesting schedule for restricted stock granted to the Chief Executive Officer under his employment agreement and restricted stock agreement executed on February 28, 2012 and to a full year of salary and benefits paid to the Chief Executive Officer, who was hired on October 24, 2011 to fill an open position at the Bank that existed during 2011.

Occupancy and equipment expense decreased by $59,000 to $602,000 for the year ended December 31, 2012 from $661,000 for the same period in 2011 primarily due to declines in asset depreciation expense and lower repairs and maintenance expenditures.

Professional services expense increased by $11,000 to $437,000 for the year ended December 31, 2012 30, 2012 from $426,000 for the same period in 2011 due to increased expenditures for loan review and internal auditing and consulting services performed for the year ended December 31, 2012 compared to the same period in 2011.

Fees for data processing and other outside services declined $121,000 to $269,000 for the year ended December 31, 2012 from $390,000 for the same period in 2011. The decrease was primarily due to benefits the Company realized on the renewal of certain related service contracts.

FDIC insurance expense increased by $8,000 to $223,000 for the year ended December 31, 2012 from $215,000 for the same period in 2011. The increase was attributable to an increase in FDIC assessment rates paid by the Bank, partially offset by a decline in deposit balances subject to the FDIC deposit insurance assessment.

Directors’ fees decreased by $129,000 to $169,000 for the year ended December 31, 2012 from $298,000 for the same period in 2011. The decrease was attributable to a reduction in fees paid to directors effective January 1, 2012 that was approved by the Company’s compensation committee.

Loan collection expenses decreased by $60,000 to $100,000 for the year ended December 31, 2012 from $160,000 for the year ended December 31, 2011. This $60,000 decrease in loan collection expenses was due to reduced loan collection efforts resulting from a significant decrease in newly identified impaired loans in 2012 compared to 2011.

Insurance expense increased by $38,000 to $123,000 for the year ended December 31, 2012 from $85,000 in 2011 primarily due to increased costs in 2012 associated with insurance policies the Company had entered into during a more favorable environment in July 2008.

Other real estate owned expenses (OREO) of less than $1,000 were incurred during 2012 compared to $93,000 for the year ended December 31, 2011. The expenses incurred during 2011 were related to foreclosed and repossessed asset expenses and write-downs recorded on three OREO properties that resulted from a decline in the appraised value of the properties during 2011.

The Bank incurred a loss on the sale of an OREO property of $51,000 during 2011. In 2012, the Bank sold three OREO properties and realized a net gain of $1,000, which was included in other noninterest income.

Other operating expenses increased by $5,000 to $352,000 for the year ended December 31, 2012 compared to the same period in 2011 primarily due to an increase in other miscellaneous expenses totaling $62,000 that were partially offset by a favorable variance of $57,000 relating to a write-down of other assets held for sale in 2011 due to a decline in the appraised value of a property, with no such write-down in 2012.

Off-Balance-Sheet Arrangements

See Note 13 to the accompanying Consolidated Financial Statements for required disclosure regarding off-balance-sheet arrangements.

Liquidity

The Company’s liquidity position as of December 31, 2012 and 2011 consisted of liquid assets totaling $13.5 million and $28.9 million, respectively. This represents 11.1% and 19.8% of total assets at December 31, 2012 and 2011, respectively. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, short-term investments, interest-bearing certificates of deposit and securities available for sale. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

Capital

The following table illustrates the Company’s and Bank’s regulatory capital ratios at December 31, 2012 and 2011:

	Company			Bank
			Capital			Capital
			Adequacy			Adequacy
	2012	2011	Target Ratio	2012	2011	Target Ratio
Total Capital to Risk Weighted Assets	12.33%	10.88%	8.00%	11.60%	10.28%	8.00%
Tier 1 Capital to Risk Weighted Assets	11.07%	9.62%	4.00%	10.34%	9.03%	4.00%
Tier 1 (Leverage) Capital Ratio to Average Assets	9.31%	7.41%	4.00%	8.70%	6.95%	4.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Based on the above ratios, the Bank is considered to be “well capitalized” under applicable regulations. As of December 31, 2012, the Bank’s Tier I leverage ratio, Tier I risk-based capital ratio and total risk-based capital ratios were above such minimums. However, in July 2012, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking which, among other things, require it to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%. At December 31, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In September 2012, the Bank also submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. In October 2012, the Bank received regulatory approval for its revised capital plan. In the event the Company and Bank’s pending merger with Liberty Bank is not consummated, the Company and the Bank will seek to implement the plan to increase capital as soon as practicable. Further regulatory action is possible if the Bank does not maintain the minimum capital ratios set forth in the Consent Order.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended, together with the report thereon of McGladrey LLP dated March 28, 2013 are included as part of this Form 10-K following page 59 hereof.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

(d)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board is divided into three classes designated as Class I, Class II and Class III, with each class containing approximately the same percentage of the total of non employee directors. The Company has one employee director, the Company’s Chief Executive Officer, who is a Class II director elected by shareholders to serve until the 2015 Annual Meeting. The term of office of one class of directors expires at each annual meeting of the Company’s shareholders. Directors serve for a term of three years and until his or her successor is elected and qualified, or until his or her earlier resignation, removal from office, death or disability. The term of office of Class I directors will expire at the annual meeting of shareholders in 2014; Class II directors will expire at the annual meeting of shareholders in 2015; and Class III directors will expire at the annual meeting of shareholders in 2013. A plurality of votes is required for the election of directors.

The following table sets forth each of the Company’s current directors and executive officers and includes such person’s name, age, the year he or she first became a director of the Company and the biographies of such directors and executive officers.

Name	Age	Position And Offices With the Company or the Bank and Principal Occupation and Employment During the Past Five Years	Director of the Company Since
		DIRECTORS
Class I
Alphonse F. Spadaro, Jr.	71
Chairman of the Company, the Bank, and SCB; managing principal of Levitsky & Berney, P.C. (public accounting firm). Mr. Spadaro’s knowledge of accounting issues makes him a valuable member of the Boards of the the Company, the Bank and SCB.
			2001. To serve until 2014.

Joshua H. Sandman, Ph.D.	70
Director of the Company and the Bank; Vice President, Deitsch Plastics (plastics fabricating) and Professor, University of New Haven; former Director of The Bank of New Haven. Dr. Sandman’s experience as a former director of a community bank and senior executive of a local business, which is the type of customer targeted by the Bank, makes him a valuable member of the Boards of the Company and the Bank.
			2000. To serve until 2014

Class II
James S. Brownstein, Esq.	64
Director of the Company, the Bank and SCB; managing partner, Law Offices of James S. Brownstein, LLC (law firm). Mr. Brownstein’s years of practicing law provide insight on legal issues for the Boards of the Company, the Bank and SCB.
			2008. To serve until 2015

Joseph J. Greco	62
Director and CEO of the Company, the Bank and SCB; Prior to joining the the Company and the Bank, Mr. Greco served from April 2010 to October 2011 as Executive Vice President, Corporate Development, of Union Savings Bank, headquartered in Danbury, Connecticut. From June 2002 to April 2010, Mr. Greco was President and Chief Executive Officer of First Litchfield Financial Corp. and its primary subsidiary, The First National Bank of Litchfield (collectively, “First Litchfield”),headquartered in Litchfield, Connecticut prior to its acquisition by Union. Mr. Greco's years of experience as a Bank Director and CEO make him well suited to serve as a Director of the Company, the Bank and SCB.
			2011. To serve until 2015

Class III
Alfred J. Ranieri, Jr., M.D.	70
Vice Chairman of the Company and the Bank; Private practice physician, New Haven, CT. Dr. Ranieri brings valuable managerial experience and local knowledge of the Bank’s primary market area to the Boards of the Company and the Bank.
			2007. To serve until 2013.

Janette J. Parker	82
Director of the Company and the Bank; Currently a member of the Mayor of New Haven’s Task Force for Universal Access to Pre-School, as well as Director of the Dixwell Community House, Inc and the Historic Wooster Square Association. Ms. Parker’s many years as a small business owner and her knowledge of the Bank’s primary market area make her a valuable member of the Boards of the Company and the Bank.
			2012. To serve until 2013.

		NON-DIRECTORS EXECUTIVE OFFICERS

Sunil Pallan	50
President of the Company and the Bank since April 2011. Senior Vice President of the Bank from March 2008 to September 2012. Senior Loan Officer of the Bank since September 2012. Chief Credit Officer of the Bank from March 2008 to September 2012; Vice President of Loan Administration and Chief Credit Officer from January 2008 to March 2008;

Stephen V. Ciancarelli	57
Senior Vice President and Chief Financial Officer of the Company, the Bank and SCB since May 2008. Prior to May 2008, Mr. Ciancarelli spent 5 years as Senior Vice President and Chief Financial Officer with Essex Corporation, a subsidiary of John Hancock Life Insurance the Company. Mr. Ciancarelli is a graduate of L.I.U.-C.W. Post in New York and holds an M.B.A. from L.I.U.-C.W. Post in New York.

Audit Committee of the Board

Audit Committee. The Company’s Audit Committee oversees all internal and external audit and compliance functions. Both the internal auditor and the external auditor report directly to the Audit Committee. In performing its functions, the Audit Committee acts as a joint Audit Committee of the Company, the Bank and SCB. All of the members of the Audit Committee are independent as that term is defined in Section 803A of the NYSE MKT Company Guide. The Board of Directors has determined that Alphonse F. Spadaro, Jr. is an audit committee financial expert under the rules of the Securities and Exchange Commission. The Audit Committee acts under a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website at www.scbancorponline.com. The current members of the Company’s Audit Committee are Alphonse F. Spadaro, Jr. (Chair), Alfred J. Ranieri, Jr., M.D. and Joshua H. Sandman, Ph.D. In 2012, Carl R. Borelli served as a member of the Audit Committee from January 1, 2012 until he passed away on December 13, 2012. To replace Mr. Borelli, Alfred J. Ranieri, Jr., M.D. was appointed to the Audit Committee effective December 18, 2012. In 2012, Elmer F. Laydon served as a member of the Audit Committee from January 1, 2012 until his retirement on March 20, 2012. To replace Mr. Laydon, Joshua H. Sandman, Ph.D. was appointed to the Audit Committee effective March 20, 2012. The Audit Committee met 7 times during 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent (10%) beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based upon a review of the copies of forms furnished to the Company, the Company believes all forms required by Section 16(a) of the Exchange Act were filed on a timely basis during the year ended December 31, 2012.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that is designed to promote the highest standards of ethical conduct by the Company’s and the Bank’s directors, executive officers and employees. The Code of Ethics and Conduct applies to the Company’s CEO, President and Chief Financial Officer and is considered to be the Company’s Code of Ethics in accordance with Regulations of the Securities and Exchange Commission. The Code of Ethics and Conduct requires that the Company’s, the Bank’s and SCB’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s, the Bank’s and SCB’s best interest. Under the terms of the Code of Ethics and Conduct, directors, executive officers, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. The Code of Ethics and Conduct is available on the Company’s website at www.scbancorponline.com. Amendments to or waivers from the Code of Ethics and Conduct will be discussed in Form 8-Ks filed by the Company and accessible on the Company’s website.

Item 11. Executive Compensation.

The following is a summary compensation table for the Company’s Chief Executive Officer and the next two highest paid executive officers of the Company (collectively, the “named executive officers”).

The Summary Compensation Table summarizes the total compensation paid for the fiscal year ended December 31, 2012 and 2011 to our named executive officers.
Name and Principal Position	Year Ended	Salary	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Joseph J. Greco (1)	2012	$245,000	$—	$106,752		$—	$17,093	(2)	$368,845
Director and Chief Executive Officer of the Company, the Bank and SCB	2011	$37,692	$100	$—		$—	$2,081	(2)	$39,873

Sunil Pallan (3)	2012	$175,000	$2,750	$—		$—	$690	(4)	$178,440
President of the Company and the Bank and Senior Loan Officer of the Bank	2011	$164,365	$500	$—		$—	$667	(4)	$165,532

Stephen V. Ciancarelli	2012	$165,000	$5,750	$—		$—	$1,290	(4)	$172,040
Senior Vice President and CFO	2011	$165,000	$500	$4,150	(5)	$—	$1,290	(4)	$170,940
of the Company, the Bank and SCB

John H. Howland (6)	2011	$67,692	$—	$—		$—	$188	(4)	$67,880
Former President & Chief Operating Officer of the Company and the Bank

(1)   Mr. Greco was hired as CEO of the Company, the Bank and SCB on October 24, 2011. Mr. Greco, who has served as a Class II Director of the Company, the Bank and SCB since November 15, 2011, does not receive any additional compensation for his services as a director of the Company, the Bank and SCB.

(2)   Represents the dollar value of the use of an automobile provided by the Bank and the dollar value of group term life insurance premiums paid by the Bank.

(3)   Mr. Pallan was promoted to President of the Company and the Bank effective April 2011 and Senior Loan Officer of the Bank effective September 2012. Prior to his promotion to Senior Loan Officer of the Bank, Mr. Pallan had served as Chief Credit Officer of the Bank.

(4)   Represents the dollar value of group term life insurance premiums paid by the Bank.

(5)   Includes the dollar value of 1,000 shares of common stock held by Stephen V. Ciancarelli which vested on May 5, 2011. The market price of the common stock on May 5, 2011 was $4.15.

(6)   Mr. Howland resigned as President and COO of the Company and the Bank effective April 2011.

Employment Agreements

From October 24, 2011 to February 28, 2012, Joseph J. Greco served as Chief Executive Officer without an employment agreement at an annual base salary of $245,000. He was also entitled to the use of a vehicle owned by the Bank and other customary benefits associated with the hiring of employees by the Bank. Following regulatory approval of his proposed employment agreement, the Company and the Bank entered into an employment agreement with Joseph J. Greco effective as of February 28, 2012. The Company and Mr. Greco also entered into a restricted stock agreement dated as of February 28, 2012.

Under the employment agreement, Mr. Greco will serve as Chief Executive Officer of the Company and the Bank from the date of the employment agreement through December 31, 2014, unless the Company and the Bank terminate the employment agreement earlier under the terms of the employment agreement. Mr. Greco will also serve as a director of the Company and the Bank.

Mr. Greco will earn an annual base salary of $245,000 over the term of the employment agreement and be entitled to receipt of incentive compensation at the end of each calendar year during the term in an amount up to 10% of his base salary for achieving individual or corporate goals established by the Board of Directors of the Company or the Bank. In addition, Mr. Greco has been granted 112,371 shares of restricted common stock of the Company pursuant to the restricted stock agreement. Under the restricted stock agreement, the 112,371 shares of restricted common stock vests as follows: 37,457 shares as of the date of the restricted stock agreement, 37,457 shares as of July 2, 2012 and 37,457 shares as of January 2, 2013.

During the term, Mr. Greco will be entitled to benefits including, but not limited to, comprehensive health insurance and major medical and dental coverage, participation in any long-term disability insurance plan and pension plan maintained by the Company or the Bank, supplemental disability insurance such that the monthly disability benefit payable to Mr. Greco is equal to 70% of his monthly base salary, use of a Bank-owned vehicle with a purchase price of up to $40,000, and term life insurance in an amount not less than $300,000.

If Mr. Greco is terminated for “Cause” or voluntarily terminates his employment other than for “Good Reason,” he will only be entitled to base salary accrued through the date of his termination. If Mr. Greco’s employment is terminated by reason of “Disability,” he will receive disability benefits under any long-term disability plan maintained by the Company or the Bank. In the event of Mr. Greco’s death, his beneficiary(ies) or estate will be paid Mr. Greco’s base salary for a period of six months following his death. If Mr. Greco is terminated for any reason other than for “Cause” or “Disability” or if Mr. Greco voluntarily terminates his employment for “Good Reason,” then he will be entitled to receive (i) twelve months of base salary and (ii) his individual and/or family health benefits coverage for a period of twelve months following his termination (or such other period prescribed by the then applicable COBRA law), with Mr. Greco paying the same portion of the cost of such coverage as existed at the time of termination; provided, however, that no payments will be made to Mr. Greco if such payments would constitute a “golden parachute payment” and is made after the occurrence of certain events specified under regulations promulgated by the Federal Deposit Insurance Corporation (the “FDIC”), including the determination by the FDIC that the Bank is in “troubled condition.” Any lump sum payment made to Mr. Greco is also subject to claw back by the Company and the Bank if it is later determined he committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

Effective as of January 1, 2011, the Company and the Bank entered into an employment agreement with Mr. Pallan to serve as Senior Vice President and Chief Credit Officer of the Bank through December 31, 2012, unless the Bank terminates the employment agreement earlier under the terms of the employment agreement. Mr. Pallan was subsequently promoted to President of the Company and the Bank in April 2011, while maintaining his position as Chief Credit Officer. The annual base salary payable under the employment agreement was increased from $140,000 to $175,000 when Mr. Pallan was promoted to President of the Company and the Bank. All other terms and conditions of Mr. Pallan’s employment agreement remained unchanged. In addition to base salary, Mr. Pallan will be eligible for salary increases and other merit bonuses at the discretion of the Company’s Board of Directors.

Mr. Pallan will be provided with health and life insurance comparable to coverage provided to other officers of the Bank, will be reimbursed for certain business expenses, and will be eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiaries).

If Mr. Pallan's employment is terminated as a result of a "Business Combination" (as such term is defined in the employment agreement), Mr. Pallan will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of his then current base annual salary plus the amount of any bonus for the prior calendar year in the event that (i) Mr. Pallan is not offered a position with the remaining entity at his then current base annual salary (subject to the remaining entity having a reasonable opportunity to remedy the situation), (ii) Mr. Pallan determines in his sole discretion that the position offered by the remaining entity is inconsistent with his current position (subject to the remaining entity having a reasonable opportunity to remedy the situation), (iii) Mr. Pallan's office is relocated more than 25 miles from its location as of the date of the employment agreement or (iv) Mr. Pallan is terminated (other than for certain specified events that constitute cause or as the result of his death or disability) or his office is relocated, within two years following a "Business Combination." In any such event, Mr. Pallan will also be entitled to (a) an acceleration of vesting of all stock options and restricted stock previously granted to him and (b) a continuation of benefits under the employment agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

On January 29, 2013, the Company and the Bank entered into an employment agreement with Mr. Pallan effective January 1, 2013.

Under the employment agreement, Mr. Pallan will serve as President of the Company and the Bank and Senior Loan Officer of the Bank for the period from January 1, 2013 to December 31, 2013, unless the employment agreement is terminated earlier in accordance with its terms. Mr. Pallan will be paid a base salary at the annual rate of $175,000 and be eligible for salary increases and bonuses reflecting job performance achievements at the discretion of the Board of Directors of the Company and the Bank. In addition, he will be provided with group life insurance and comprehensive health insurance, including major medical coverage, comparable to the coverage provided to officers generally. Mr. Pallan will also be eligible to participate in any profit sharing plan or 401(k) plan in accordance with their terms.

The employment agreement may be terminated prior to December 31, 2013 as a result of Mr. Pallan engaging in certain specified acts that constitute cause or the death or disability of Mr. Pallan. In addition, in the event (i) the Company and the Bank enter into a “Business Combination” as defined in the employment agreement and (ii) Mr. Pallan (a) is not offered the same position at his current base salary with the surviving entity, (b) determines in his sole discretion that the position offered by the surviving entity is inconsistent with his current position, including diminution in title, authority, duties or responsibilities, (c) has his office relocated more than 25 miles from its current location or (d) is terminated within 2 years following the “Business Combination,” Mr. Pallan will be entitled to receipt of a lump sum payment equal to his then current base salary; provided, however, that no payment will be made to Mr. Pallan if such payment would constitute a “golden parachute payment” and is made after the occurrence of certain events specified under regulations promulgated by the FDIC, including the determination by the FDIC that the Bank is in “troubled condition.” Any lump sum payment made to Mr. Pallan is also subject to claw back by the Company and the Bank if it is later determined that he committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

On December 17, 2010, the Company and its subsidiary, the Bank, entered into an employment agreement with Stephen V. Ciancarelli effective January 1, 2011. Under the employment agreement, Mr. Ciancarelli will serve as the Senior Vice President and Chief Financial Officer of the Company through December 31, 2012, unless the Company terminates the employment agreement pursuant to the terms thereof. Mr. Ciancarelli will receive an annual base salary of $165,000 from January 1, 2011 to December 31, 2012. Mr. Ciancarelli will be eligible for salary increases and other merit bonuses at the discretion of the Company’s Board of Directors.

Mr. Ciancarelli will be provided with health and life insurance, will be reimbursed for certain business expenses, and will be eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiaries).

If Mr. Ciancarelli's employment is terminated as a result of a "Business Combination" (as such term is defined in the employment agreement), Mr. Ciancarelli will, subject to certain conditions, be entitled to receive a lump sum payment in an amount equal to two times the total of his then current base annual salary plus the amount of any bonus for the prior calendar year in the event that (i) Mr. Ciancarelli is not offered a position with the remaining entity at his then current base annual salary (subject to the remaining entity having a reasonable opportunity to remedy the situation), (ii) Mr. Ciancarelli determines in his sole discretion that the position offered by the remaining entity is inconsistent with his current position (subject to the remaining entity having a reasonable opportunity to remedy the situation), (iii) Mr. Ciancarelli's office is relocated more than 25 miles from its location as of the date of the employment agreement or (iv) Mr. Ciancarelli is terminated (other than for certain specified events that constitute cause or as the result of his death or disability) or his office is relocated, within two years following a "Business Combination". In either such event, Mr. Ciancarelli will also be entitled to (a) an acceleration of vesting of all stock options and restricted stock previously granted to him and (b) a continuation of benefits under the employment agreement for the balance of the unexpired term of his employment, which will be paid at his option as a lump sum payment or ratably over the balance of the unexpired term.

On January 29, 2013, the Company and the Bank entered into an employment agreement with Mr. Ciancarelli effective January 1, 2013.

Under the employment agreement, Mr. Ciancarelli will serve as Senior Vice President and Chief Financial Officer of the Company and the Bank for the period from January 1, 2013 to December 31, 2013, unless the employment agreement is terminated earlier in accordance with its terms. Mr. Ciancarelli will be paid a base salary at the annual rate of $165,000 and be eligible for salary increases and bonuses reflecting job performance achievements at the discretion of the Board of Directors of the Company and the Bank. In addition, Mr. Ciancarelli will be provided with group life insurance and comprehensive health insurance, including major medical coverage, comparable to the coverage provided to officers generally. He will also be eligible to participate in any profit sharing plan or 401(k) plan in accordance with their terms.

The employment agreement may be terminated prior to December 31, 2013 as a result of Mr. Ciancarelli engaging in certain specified acts that constitute cause or the death or disability of Mr. Ciancarelli. In addition, in the event (i) the Company and the Bank enter into a “Business Combination” as defined in the employment agreement and (ii) Mr. Ciancarelli (a) is not offered the same position at his current base salary with the surviving entity, (b) determines in his sole discretion that the position offered by the surviving entity is inconsistent with his current position, including diminution in title, authority, duties or responsibilities, (c) has his office relocated more than 25 miles from its current location or (d) is terminated within 2 years following the “Business Combination,” Mr. Ciancarelli will be entitled to receipt of a lump sum payment equal to his then current base salary; provided, however, that no payment will be made to him if such payment would constitute a “golden parachute payment” and is made after the occurrence of certain events specified under regulations promulgated by the FDIC, including the determination by the FDIC that the Bank is in “troubled condition.” Any lump sum payment made to Mr. Ciancarelli is also subject to claw back by the Company and the Bank if it is later determined that he committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

On December 17, 2010, the Company and the Bank entered into an employment agreement with John H. Howland effective January 1, 2011. Under the employment agreement, Mr. Howland served as the President and Chief Operating Officer of the Company through the date of his resignation from the Company and the Bank in April 2011. Mr. Howland was to receive an annual base salary of $200,000 from January 1, 2011 to December 31, 2012. Mr. Howland was eligible for salary increases and other merit bonuses at the discretion of the Company’s Board of Directors. In addition, he was provided with health and life insurance, was reimbursed for certain business expenses, and was eligible to participate in the profit sharing or 401(k) plan of the Company (or its subsidiaries).

DIRECTOR COMPENSATION

The following is the directors’ compensation table for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Carl R. Borrelli (1)	$30,100	$—	$—	$—	$30,100
James S. Brownstein, Esq.	23,100	—	—	—	23,100
Elmer F. Laydon (2)	16,200	—	—	—	16,200
Alfred J. Ranieri, Jr., M.D.	22,650	—	—	—	22,650
Joshua H. Sandman, Ph.D.	20,700	—	—	—	20,700
Alphonse F. Spadaro, Jr.	38,600	—	—	—	38,600
Janette J. Parker	17,400	—	—	—	17,400

(1)	Carl R. Borelli served as Vice Chairman of the Board and a director of the Company, the Bank and SCB until his death on December 13, 2012.
(2)	Elmer F. Laydon retired as Chairman of the Board and as a director of the Company, the Bank and SCB on March 20, 2012.

During 2012, directors of the Company and the Bank, who are not employees of the Company or the Bank, receive compensation in cash as follows: the Chairman and Vice Chairman of the Board receive $600 and $400 per month, respectively; each director receive $300 for each board meeting attended, $400 for each board committee meeting chaired, $300 for each board committee meeting attended and $300 for each executive committee meeting attended. Directors who sit on the Company and Bank boards are compensated for only one meeting where a meeting of both boards or more than one committee is held jointly. Directors of SCB, who are not employees of the Company, SCB or the Bank, receive no compensation for the SCB board or SCB board committee meetings attended. Each Bank director received an annual stipend of $7,500 for 2012.

Effective January 1, 2013, each Bank director received an annual stipend of $12,500 in 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning outstanding restricted stock and stock options as of December 31, 2012 held by the named executive officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Joseph J. Greco	—	$—	—	37,457	$58,058
Sunil Pallan	500	$7.08	12/31/2015	—	$—

As of December 31, 2012, non-employee directors have the following outstanding stock option awards:

Name	Option Awards (#)
Alfred J. Ranieri, Jr., M.D.	18,538
Joshua H. Sandman, Ph.D.	14,938
Alphonse F. Spadaro, Jr.	14,203
Janette J. Parker	7,054

Elmer F. Laydon retired as Chairman of the Board and as a director of the Company, the Bank and SCB on March 20, 2012. Mr. Laydon has 47,345 outstanding stock options that vested while he served as the Chairman of the Board and as director of the Company and the Bank.

Carl R. Borelli served as Vice Chairman of the Board and a director of the Company, the Bank and SCB until his death on December 13, 2012. Mr. Borelli’s estate is entitled to 21,276 outstanding stock options that vested while Mr. Borelli served as the Vice Chairman of the Board and as director of the Company and the Bank.

The Company maintains directors’ and officers’ liability insurance and the Company’s by-laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Connecticut law. In addition, the Company’s certificate of incorporation limits the liability of directors to the Company or its shareholders for breaches of directors’ fiduciary duties to the fullest extent permitted by Connecticut law.

The 2005 Stock Option and Award Plan

The Company adopted the Southern Connecticut Bancorp, Inc. 2005 Stock Option and Award Plan (the “2005 Stock Plan”). The purpose of the 2005 Stock Plan is to provide equity-based incentives to employees, officers and directors of the Company in order to attract them to, give them a proprietary interest in, and encourage them to remain in the employ or service of the Company. An aggregate of 150,000 shares of the Company’s Common Stock is reserved for issuance upon the exercise of both incentive stock options and nonqualified stock options granted by the Company under the 2005 Stock Plan. All eligible employees and directors of the Company or any subsidiary of the Company, including the Bank, are eligible to receive options under the 2005 Stock Plan. The exercise price for each share for an incentive stock option may not be less than the fair market value of a share of the Company’s Common Stock on the date of grant. Although the Plan does not prescribe a minimum option price for non-qualified stock options, it is the current intention of the Compensation Committee to grant non-qualified stock options at or above fair market value of a share of the Company’s Common Stock on the date of grant. Options under the 2005 Stock Plan have a term of 10 years unless otherwise determined at the time of grant. As of December 31, 2012 there were 4,820 outstanding options under the 2005 Stock Plan.

The Compensation Committee has broad authority under the 2005 Stock Plan with respect to awards granted under the 2005 Stock Plan, including, without limitation, the authority to:

•	authorize the granting of shares of common stock or options under the 2005 Stock Plan;

•	determine and designate the employees and directors of the Company to receive awards under the 2005 Stock Plan;

•	determine the type, number, price, vesting requirements and other features and conditions of individual stock awards and options under the 2005 Stock Plan; and

•	interpret the 2005 Stock Plan and the various written agreements made in connection with grants of shares of common stock or options thereunder.

The 2002 Stock Option Plan

The Company adopted the Southern Connecticut Bancorp, Inc. 2002 Stock Option Plan (the “2002 Plan”). The purpose of the 2002 Plan is to attract and retain the continued services of employees and directors of the Company and the Bank, encourage employees and directors to obtain or increase their stock ownership in the Company, and provide incentive compensation programs competitive with those of other similarly situated companies. An aggregate of 383,250 shares of the Company’s Common Stock were reserved for issuance upon the exercise of both incentive stock options and nonqualified stock options granted by the Company under the 2002 Plan, which number has been adjusted to reflect a 10% stock dividend declared in January 2004 and a 5% stock dividend declared in April 2005. All eligible employees and directors of the Company or any subsidiary of the Company, including the Bank, are eligible to receive options under the 2002 Plan. The exercise price for each share covered by an option may not be less than the fair market value of a share of the Company’s Common Stock on the date of grant. Options under the 2002 Plan have a term of 10 years unless otherwise determined at the time of grant. On December 22, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all unvested options outstanding as of December 31, 2005 that were granted under the 2002 Plan. Pursuant to this acceleration of all unvested options, options to purchase 197,571 shares of the Company’s Common Stock became immediately exercisable as of December 31, 2005. As of December 31, 2012, there were 145,072 outstanding options under the 2002 Plan. The 2002 Plan expired on May 14, 2012.

The 2001 Stock Option Plan

The Company adopted the Southern Connecticut Bancorp, Inc. 2001 Stock Option Plan (the “2001 Option Plan”) in 2001 and it was approved by the sole shareholder of the Company in 2001. Under the 2001 Option Plan, an aggregate of 90,000 shares of the Company’s Common Stock was reserved for issuance upon the exercise of options granted under the 2001 Option Plan. The Compensation Committee of the Board administers the 2001 Option Plan. The Board voted to terminate the 2001 Option Plan, except for outstanding options previously granted under the 2001 Option Plan, effective as of May 15, 2002. As of December 31, 2012, there were no outstanding options under the 2001 Option Plan.

Warrant Plan

The Company adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001. Under the Warrant Plans, each non-employee director of the Company and each director of the Bank who was not a director of the Company, as of the initial public offering of the Company in July 2001, received a warrant to purchase one share of the Company’s Common Stock for each four shares purchased in the offering by such director or members of such director’s immediate family. Under the 2001 Supplemental Warrant Plan, certain organizers of the Company who are not directors, officers or employees of the Company or the Bank but who made contributions to the Company or the Bank received a warrant to purchase one share of the Company’s Common Stock for each five shares purchased in the offering by such person or member of such person’s immediate family. The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which the Company’s Common Stock was sold in the initial public offering, as adjusted for the January 2004 10% stock dividend and the April 2005 5% stock dividend. They became exercisable as to 40%, 30% and 30% of the shares covered thereby on the first, second and third anniversary of the closing of the initial public offering of the Company, respectively. All warrants issued under the Warrant Plans expired in November 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information. The following schedule provides information with respect to the compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2012:

Number of securities
remaining
	Number of securities to be issued	Weighted-average	available forfuture issuance under
	upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
Plan Category	(a)	(b)	column (a))
Equity Compensation Plans approved by security holders	145,072	$7.62	48,209
Equity Compensation Plan not approved by security holders (1)	—	—	—
Total	145,072	$7.62	48,209

(1) The Company adopted a 2001 Warrant Plan and 2001 Supplemental Warrant Plan (collectively, the “Warrant Plans”) on April 11, 2001 and October 16, 2001, respectively. The Warrant Plans were not approved by security holders. Under the Warrant Plans, each director of the Company, other than Mr. Joseph V. Ciaburri (who served as the Chairman of the board of directors of the Company at the time), and each director of the Bank who is not a director of the Company, as of the initial public offering of the Company in July 2001, received a warrant to purchase one share of the Company common stock for each four shares purchased in the offering by such director or members of such director’s immediate family. Under the 2001 Supplemental Warrant Plan, certain organizers of the Company who are not directors, officers or employees of the Company or the Bank but who made contributions to the Company’s enterprise received a warrant to purchase one share of the Company common stock for each five shares purchased in the offering by such person or member of such person’s immediate family. The warrants have a term of ten years. The exercise price of the warrants is $10.39, the price at which the Company’s common stock was sold in the initial public offering, as adjusted for subsequent stock dividends. All warrants issued under the Warrant Plans expired in November 2011.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Company’s Common Stock as of March 15, 2013 by the Company’s directors and named executive officers. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. No shares are pledged as collateral. Shares not outstanding but deemed beneficially owned because a person or member of a group has a right to acquire them within 60 days after March 15, 2013 are treated as outstanding only when determining the amount and percent owned by such person or group.

Name and Address of Beneficial Owner the Company Incumbent Directors	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Class I

Alphonse F. Spadaro, Jr., Chairman of the Company, the Bank and SCB	33,203	(2)	1.18%
Managing Principal
Levitsky & Berney, PC
100 Bradley Road
Woodbridge, CT 06525

Joshua H. Sandman, Ph.D., Director of the Company and the Bank	27,034	(3)	0.96%
Vice President
Deitsch Plastic Co., Inc.
14 Farwell Street
West Haven, CT 06516

Class II

James S. Browstein, Esq., Director of the Company, the Bank and SCB	8,715	(4)	*
Law Offices of James S. Brownstein, LLC
One Bradley Road, Suite 305
Woodbridge, CT 06525

Joseph J. Greco	112,371		4.00%
Director and Chief Executive Officer of the Company, the Bank and SCB
215 Church Street
New Haven, CT 06510

Class III

Alfred J. Ranieri, Jr., M.D., Vice Chairman of the Company and the Bank	58,583	(5)	2.08%
1455 Chapel Street
New Haven, CT 06511

Janette J. Parker, Director of the Company and the Bank	8,352	(6)	*
215 Church Street
New Haven, CT 06510

Non-Director Executive Officers of the Company and the Bank

Sunil Pallan	500	(7)	*
Director of Bank, President of the Company and the Bank and Senior Loan Officer of the Bank
215 Church Street
New Haven, CT 06510

Stephen V. Ciancarelli	5,000		*
Senior Vice President and Chief Financial Officer of the Company, the Bank and SCB
215 Church Street
New Haven, CT 06510

All the Company directors, director nominees and the executive officers, as a group (8 persons)	253,758	(8)	9.03%
* Less than 1%

(1) Percentages are based on a total of 2,810,273 shares of Common Stock outstanding on March 15, 2013. For holders of options and warrants exercisable within 60 days after March 15, 2013, the number of shares so exercisable by such holder has been added to the denominator for purposes of calculating such holder's percentage ownership.

(2)  Includes 14,203 shares that may be acquired within 60 days by the exercise of options.

(3) Includes an aggregate of 7,823 shares of stock held by Mr. Sandman’s children, as well as 4,273 shares of stock held by the Sandman Family Trust, LLC, of which Mr. Sandman and his spouse are principals. Also includes 14,938 shares that may be acquired within 60 days by the exercise of options.

(4)  Includes 1,207 shares of stock held in trust by Mr. Brownstein’s spouse for the benefit of his son.

(5)  Includes 18,538 shares that may be acquired within 60 days by the exercise of options.

(6)  Includes 7,054 shares that may be acquired within 60 days by the exercise of options.

(7)  Represents 500 shares of stock that may be acquired within 60 days by the exercise of options.

(8)  Includes 55,233 shares that may be acquired within 60 days by the exercise of options.

The following table sets forth certain information concerning those persons known to the Company who own more than five percent of the Company’s Common Stock as of March 15, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Gardner Lewis Asset Management, L.P.	286,741	(2)	10.20%
285 Wilmington West Chester Pike
Chadds Ford, PA 19317
DellaCamera Capital Master Fund, Ltd.	259,400	(3)	9.23%
200 Park Avenue, Suite 3300
New York, NY 10166
Wellington Management Company, LLP	231,725	(4)	8.25%
280 Congress Street
Boston, MA 02210
Elmer F. Laydon	177,326	(5)	6.31%
President
Elmer F. Laydon Construction Corp.
69 Wheeler Street
New Haven, CT 06512
Rangeley Capital, LLC	161,987	(6)	5.76%
3 Forest Street
New Canaan, CT 06840

(1) Percent of class beneficially owned is based on an aggregate of 2,810,273 shares of the Company’s Common Stock outstanding as of March 15, 2013. If a shareholder owns options and warrants exercisable within 60 days after March 15, 2013, the number of shares so exercisable by such shareholder has been added to the denominator for purposes of calculating such shareholder’s percentage ownership.

(2) Information with respect to Gardner Lewis Asset Management, L.P. is derived from the Schedule 13G filed with the SEC on February 8, 2013 by Gardner Lewis Asset Management, L.P. (“Gardner Lewis”). All 286,741 of the reported shares were owned directly by Gardner Lewis, which has the sole power to vote, and to direct the vote, and sole power to dispose, and to direct the disposition of, such shares.

(3) Information with respect to DellaCamera Capital Master Fund, Ltd. is derived from the Schedule 13D/A filed with the SEC on June 27, 2007 by DellaCamera Capital Master Fund, Ltd. (the “Master Fund”), DellaCamera Capital Fund, Ltd. (the “Offshore Fund”), DellaCamera Capital Management, LLC (“DCM”), Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato. The Master Fund is the direct owner of the 259,400 shares of the Company’s Common Stock. The Offshore Fund is the controlling shareholder of the Master Fund. The Master Fund, the Offshore Fund, DCM, Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato have shared power to vote, and to direct the vote, and shared power to dispose, and to direct the disposition of, the 259,400 shares of the Company’s Common Stock held by the Master Fund.

(4) Information with respect to Wellington Management Company, LLP is derived from the Schedule 13G/A filed with the SEC on February 14, 2013 by Wellington Management Company, LLP (“Wellington”). Wellington, in its capacity as investment adviser, may be deemed to beneficially own 231,725 shares of the Company which are held of record by clients of Wellington. These clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of the Company’s Common Stock. Wellington has shared voting power over 231,725 shares.

(5) Information with respect to Elmer Laydon is derived from the Schedule 13D filed with the SEC on April 19, 2012 by Elmer Laydon. Mr. Laydon was a director of the Board for the Company since 2000 and served as Chairman of the Board for the Company, the Bank and SCB from July 1, 2007 until his retirement on March 20, 2012. Mr. Laydon is the direct owner of 129,981 shares of the Company and 47,345 shares that may be acquired within 60 days by the exercise of options. Mr. Laydon has sole power to vote and dispose the 129,981 shares of the Company and 47,345 shares that may be acquired within 60 days by the exercise of options.

(6) Information with respect to Rangeley Capital, LLC is derived from the Schedule 13G filed with the SEC on January 11, 2013 by Rangeley Capital, LLC (“Rangeley Capital”), Rangeley Capital Partners, LP (“Rangeley Capital Partners”) and Christopher DeMuth, Jr. All 161,987 of the reported shares are beneficially owned by Rangeley Capital, Rangeley Capital Partners and Christopher DeMuth, Jr., who have shared power to vote, and to direct the vote, and shared power to dispose, and to direct the disposition of, such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In the normal course of business, the Bank and SCB may grant loans to executive officers, directors, and members of their immediate families and to entities in which these individuals have more than ten percent (10%) equity ownership. As of December 31, 2012, the total amount of loans outstanding to officers and directors was $1,092,277 In the opinion of the Board of Directors, all such loans were made in the ordinary course of business of the Bank and SCB on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with other persons not related to the Bank and SCB and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has in place policies and procedures for identifying and handling transactions with related persons.

Information regarding transactions involving related persons is assessed by independent directors of the entity considering the loan. Related persons include directors and executive officers as well as immediate family members of directors and officers. If the independent directors approve or ratify a material transaction involving a related person, then the transaction would be disclosed in accordance with the SEC rules. If the related person is a director, or a family member of a director, then that director would not participate in those discussions.

Director Independence

All of our non-employee directors except Mr. James S. Brownstein are “independent directors” as defined in Section 803A of the NYSE MKT Company Guide.

Family Relationships

There are no family relationships among members of the Board of Directors of the Company and the executive officers of the Company, the Bank or SCB.

Item 14. Principal Accountant Fees and Services.

McGladrey LLP provides audit, audit-related and tax advisory and tax return preparation services for the Company and The Bank of Southern Connecticut. The following table summarizes the fees for services provided in 2012 and 2011, respectively:

	2012	2011
Audit fees	$175,451	$167,849
Tax fees	12,665	12,150

Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements, review of consolidated financial statements included in quarterly reports on Form 10-Q and annual reports on Form 10-K, and services connected with statutory and regulatory filings or engagements. Tax service fees consist of fees for tax return preparation for the Company. There were no audit related fees or other fees for either period.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules:

The following Financial Statements and Supplementary Data are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
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

2.1
Agreement and Plan of Merger, dated as of January 16, 2013, by and among Liberty Bank and Southern Connecticut Bancorp, Inc. and The Bank of Southern Connecticut (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2013)

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

10.11
Form of Stock Option Agreement for Non-qualified Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.12
Form of Stock Option Agreement for Incentive Stock Option granted under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004) #

10.13
Employment Agreement, effective as of January 1, 2011, by and between Southern Connecticut Bancorp, Inc. and its subsidiary, The Bank of Southern Connecticut, and Sunil Pallan covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2011) #

10.14
Employment Agreement, effective January 1, 2011, by and among the Registrant and The Bank of Southern Connecticut and Stephen V. Ciancarelli covering the period from January 1, 2011 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010) #

10.15
Employment Agreement, effective as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and its subsidiary, The Bank of Southern Connecticut, and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2012) #

10.16
Restricted Stock Agreement, dated as of February 28, 2012, by and between Southern Connecticut Bancorp, Inc. and Joseph J. Greco (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2012) #

10.17
Employment Agreement, effective as of January 1, 2013, by and between Southern Connecticut Bancorp, Inc., The Bank of Southern Connecticut and Sunil Pallan covering the period from January 1, 2013 to December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2013) #

10.18
Employment Agreement, effective as of January 1, 2013, by and between Southern Connecticut Bancorp, Inc., The Bank of Southern Connecticut and Stephen V. Ciancarelli covering the period from January 1, 2013 to December 31, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2013) #

10.19	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed on January 13, 2006) #

10.20
Form of Common Stock Award Agreement for Restricted Stock Awards granted under the 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on January 13, 2006) #

10.21
Change of Control Agreement, effective as of June 21, 2012, by and between The Bank of Southern Connecticut and David Oliver (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed on September 13, 2012) #

10.22
Consent Order, dated July 3, 2012, between The Bank of Southern Connecticut, the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on July 6, 2012)

10.23
Stipulation and Consent to the Issuance of a Consent Order, dated July 2, 2012, between The Bank of Southern Connecticut, the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on July 6, 2012)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB filed on March 30, 2004)

21	Subsidiaries (filed herewith)

23	Consent of McGladrey LLP (filed herewith)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer (filed herewith)

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification by Senior Vice President and Chief Financial Officer (filed herewith)

31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification by Vice President and Chief Accounting Officer (filed herewith)

32.1	Section 1350 Certification by Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification by Senior Vice President and Chief Financial Officer (filed herewith)

32.3	Section 1350 Certification by Vice President and Chief Accounting Officer (filed herewith)

101.INS	XBRL Instance Document* (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document* (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document* (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* (filed herewith)

101.DEF	Taxonomy Extension Definitions Linkbase Document* (filed herewith)

#	Management contract or compensatory plan or arrangement.

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
Date: March 28, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Joseph J. Greco	March 28, 2013
Joseph J. Greco	Date
Chief Executive Officer

/s/ Stephen V. Ciancarelli	March 28, 2013
Stephen V. Ciancarelli	Date
Senior Vice President and Chief Financial Officer

/s/ Alphonse F. Spadaro, Jr.	March 28, 2013
Alphonse F. Spadaro, Jr.	Date
Chairman and Director

/s/ Alfred J. Ranieri, Jr.	March 28, 2013
Alfred J. Ranieri, Jr.	Date
Vice Chairman and Director

/s/ James S. Brownstein, Esq.	March 28, 2013
James S. Brownstein, Esq.	Date
Director

/s/ Joshua H. Sandman, Ph.D.	March 28, 2013
Joshua H. Sandman, Ph.D.	Date
Director

/s/ Anthony M. Avellani	March 28, 2013
Anthony M. Avellani	Date
Vice President, Chief Accounting Officer

FINANCIAL STATEMENTS
December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Southern Connecticut Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Southern Connecticut Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Connecticut Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 19, the Company has entered into an Agreement and Plan of Merger with another institution, pursuant to which the Company will merge into the other institution.  Our opinion is not modified with respect to this matter.

/s/ McGladrey LLP

New Haven, Connecticut
March 28, 2013

Item 1.  Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and December 31, 2011

	December 31,	December 31,
ASSETS	2012	2011
Cash and due from banks (Note 2)	$6,913,610	$18,167,794
Short term investments	4,674,556	6,764,409
Cash and cash equivalents	11,588,166	24,932,203
Interest bearing certificates of deposit	655,278	99,426
Available for sale securities (at fair value) (Note 3)	1,249,925	3,849,847
Federal Home Loan Bank stock (Note 7)	60,600	66,100
Loans receivable (Note 4)
Loans receivable	105,508,771	113,943,767
Allowance for loan losses	(2,229,334)	(2,299,625)
Loans receivable, net	103,279,437	111,644,142
Accrued interest receivable	397,497	434,302
Premises and equipment (Note 5)	1,928,353	2,014,665
Other real estate owned	582,911	374,211
Other assets held for sale (Note 17)	315,000	315,000
Other assets	1,389,394	2,240,009
Total assets	$121,446,561	$145,969,905

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits (Note 6)
Noninterest bearing deposits	$29,906,051	$31,003,581
Interest bearing deposits	78,345,187	101,627,100
Total deposits	108,251,238	132,630,681
Repurchase agreements	—	68
Capital lease obligations (Note 8)	1,152,509	1,161,938
Accrued expenses and other liabilities	495,122	631,285
Total liabilities	109,898,869	134,423,972
Commitments and Contingencies (Notes 7, 8 and 13)
Shareholders' Equity
Preferred stock, no par value; shares authorized: 500,000; none issued	—	—
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2012 2,772,816; 2011 2,697,902	27,728	26,979
Additional paid-in capital	22,742,914	22,569,489
Accumulated deficit	(11,222,875)	(11,050,382)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	(75)	(153)
Total shareholders' equity	11,547,692	11,545,933
Total liabilities and shareholders' equity	$121,446,561	$145,969,905

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
Interest Income:
Interest and fees on loans	$5,974,297	$7,045,527
Interest on securities	1,260	470
Interest on short-term and other investments	40,876	91,611
Total interest income	6,016,433	7,137,608
Interest Expense:
Interest expense on deposits (Note 6)	907,079	1,778,005
Interest expense on capital lease obligations	165,370	171,504
Interest expense on repurchase agreements and other borrowings	202	809
Total interest expense	1,072,651	1,950,318
Net interest income	4,943,782	5,187,290
Provision for loan losses (Note 4)	472,848	3,036,340
Net interest income after provision for loan losses	4,470,934	2,150,950
Noninterest Income:
Service charges and fees	326,923	359,405
Loan prepayment fees	91,516	—
Insurance Proceeds	35,899	—
Change in fair value of derivative	9,723	86,434
Other noninterest income	175,508	133,519
Total noninterest income	639,569	579,358
Noninterest Expenses:
Salaries and benefits	2,925,930	2,654,370
Occupancy and equipment	602,096	660,985
Professional services	437,216	425,679
Data processing and other outside services	269,350	390,211
FDIC Insurance	222,460	214,509
Directors fees	169,500	298,300
Insurance	123,448	84,987
Loan collection expenses	99,579	160,416
Telephone & Communications	81,499	86,832
Other real estate owned expenses	480	93,409
Loss on sale of other real estate owned	—	51,141
Other operating expenses	351,438	347,386
Total noninterest expenses	5,282,996	5,468,225
Net loss	$(172,493)	$(2,737,917)

Basic and diluted loss per share	$(0.06)	$(1.01)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
Net loss	$(172,493)	$(2,737,917)

Other comprehensive income, net of taxes:
Net change in unrealized holding gain
on available for sale securities	78	121
Comprehensive loss	$(172,415)	$(2,737,796)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2012 and 2011

	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2010	2,696,902	$26,969	$22,567,146	$(8,312,465)	$(274)	$14,281,376

Net loss	—	—	—	(2,737,917)	—	(2,737,917)

Other comprehensive income	—	—	—	—	121	121

Restricted stock compensation	1,000	10	2,343	—	—	2,353

Balance, December 31, 2011	2,697,902	$26,979	$22,569,489	$(11,050,382)	$(153)	$11,545,933

Balance, December 31, 2011	2,697,902	$26,979	$22,569,489	$(11,050,382)	$(153)	$11,545,933

Net Loss	—	—	—	(172,493)	—	(172,493)

Other comprehensive income	—	—	—	—	78	78

Restricted stock compensation	74,914	749	173,425	—	—	174,174

Balance, December 31, 2012	2,772,816	$27,728	$22,742,914	$(11,222,875)	$(75)	$11,547,692

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows From Operations
Net loss	$(172,493)	$(2,737,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	472,848	3,036,340
Depreciation and amortization	229,826	258,763
Share based compensation	174,174	2,353
Loss on disposal of assets	4,848	—
Increase in cash surrender value of life insurance	(39,345)	(39,973)
Change in fair value of derivative	(9,723)	(86,434)
(Gain) loss on sale of other real estate owned	(1,147)	51,141
Amortization and accretion of premiums and discounts on investments, net	—	(7)
Write-down of other real estate owned	5,701	94,630
Write-down of other assets held for sale	—	57,758
Changes in assets and liabilities:
Decrease in other assets	899,683	71,647
Decrease in accrued interest receivable	36,805	70,404
Decrease in deferred loan fees	(24,763)	(2,582)
Decrease in accrued expenses and other liabilities	(136,163)	(156,071)
Net cash provided by operating activities	1,440,251	620,052

Cash Flows From Investing Activities
Proceeds from maturities of available for sale securities	21,430,000	23,100,000
Purchases of available for sale securities	(18,830,000)	(25,199,993)
Net decrease in loans receivable	7,480,297	9,096,232
Proceeds from the sale of other real estate owned	223,069	137,859
Redemptions of Federal Home Loan Bank stock	5,500	—
Purchases of interest bearing certificates of deposit	(555,852)	—
Purchases of premises and equipment	(148,362)	(59,196)
Capitalized costs related to other real estate owned	—	(7,375)
Net cash provided by investing activities	9,604,652	7,067,527
Cash Flows From Financing Activities
Net decrease in certificates of deposit	(12,203,137)	(14,953,830)
Net (decrease) increase in demand, savings and money market deposits	(12,176,306)	11,763,052
Principal repayments on capital lease obligations	(9,429)	(7,016)
Net decrease in repurchase agreements	(68)	(395,342)
Net cash used in financing activities	(24,388,940)	(3,593,136)

Net (decrease) increase in cash and cash equivalents	(13,344,037)	4,094,443
Cash and cash equivalents
Beginning	24,932,203	20,837,760

Ending	$11,588,166	$24,932,203

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2012 and 2011

	2012	2011

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$1,229,908	$1,973,780

Income taxes	$—	$750

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Transfer of loans receivable to other real estate owned	$436,323	$956,513

Transfer of loans receivable to other assets	$—	$559,895

Financing of sale of other real estate owned	$—	$433,500

Unrealized holding gains on available for sale securities arising during the period	$78	$121

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

The Bank focuses on serving the banking needs of small to medium-sized businesses, professionals and professional corporations, and their owners and employees in the Greater New Haven Market. The Bank’s target commercial customer has between $1.0 and $30.0 million in revenues, 15 to 150 employees, and borrowing needs of up to $3.0 million. The primary focus on this commercial market makes the Bank uniquely qualified to move deftly in responding to the needs of its clients. The Bank has been successful in winning business by offering a combination of competitive pricing for its services, responsive decision making and a high level of personalized, “high touch” customer service.

On January 16, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Bank, a Connecticut-chartered mutual savings bank with its main office in Middletown, Connecticut (“Liberty”), pursuant to which a to-be-formed wholly-owned subsidiary of Liberty will be merged with and into the Company with the Company being the surviving entity, immediately followed by the merger of the Company with and into Liberty with Liberty being the surviving entity (collectively, the “Merger”), and immediately followed by the merger of the Bank with and into Liberty with Liberty being the surviving bank, as decribed in Note 19.

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
December 31, 2012 and 2011

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

Cash and cash equivalents and statement of cash flows

Cash and due from banks and short-term investments are recognized as cash equivalents in the statements of cash flows. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash flows from loans, deposits, and short-term borrowings are reported net. The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses from such concentrations.

Interest-bearing certificates of deposit

Interest-bearing certificates of deposit are carried at cost. At December 31, 2012, the balance in interest-bearing cerificates of deposit was approximately $655,000, which consisted of fixed rate certificate of deposits which will mature between January 2013 and January 2015.

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
December 31, 2012 and 2011

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

The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security.  There were no other-than-temporarily impaired debt securities at December 31, 2012 or 2011.

For equity securities, the entire decline in the value that is considered other-than-temporary is recognized in earnings. There were no equity securities held at December 31, 2012 or 2011.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

Interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the loan is well-secured and in process of collection.  Consumer installment loans are typically charged off no later than 180 days past due.  Past due status is based on contractual terms of the loan. Loans are considered to be  past due when one payment is missed. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
December 31, 2012 and 2011

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers either experiencing financial difficulties or absent such concession, it is probable the borrower would experience financial difficulty complying with the original terms of the loan.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

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

Most TDRs are placed on nonaccrual status at the time of restructuring, and continue on nonaccrual status until they have performed under the revised terms of the modified loan agreement for a minimum of six months. In certain instances, for TDRs that are on accrual status at the time the loans are restructured, the Bank may continue to classify the loans as accruing loans based upon the terms and conditions of the restructuring. At December 31, 2012, the Bank had two commercial and industrial loans and one commercial loan secured by real estate classified as TDRs on nonaccrual status and two commercial loans secured by real estate and one commercial and industrial loan classified as TDRs on accrual status. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At December 31, 2012, all TDRs have been performing in accordance with the restructured terms.

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
December 31, 2012 and 2011

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

General valuation allowances are calculated based on the historical loss experience of specific types of loans.  A valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of loans in the pool. The Company’s pools of similar loans includes analogous risk-rated groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience.  In reviewing the performance and trends of the Company’s loan portfolio during the year ended December 31, 2012 compared to the year ended December 31, 2011, management determined to update the methodology relating to the calculation of the general reserve by reducing the historical loss period to three years from the four year loss period utilized during the year ended December 31, 2011, which is considered more representative of average annual losses inherent in the Bank’s loan portfolio. The Company returned to the use of the three year loss period at December 31, 2012 after considering trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions. The three year average loss experience of the Bank and nationwide commercial banks continue to be weighted equally. The general reserve decreased by $66,000 to $2,229,000 at December 31, 2012 compared to $2,295,000 at December 31, 2011. The general reserve decreased by $328,000 due to a $12.6 million decline in gross loans and changes in the composition of loans subject to the general reserve, which was partially offset by a $262,000 increase in the reserve based upon changes in the general reserve formula based factors. The general reserve increased by approximately $94,000 due to the impact of revisions to the qualitative factors used to determine the general reserve and $168,000 due to the impact of the increase in the quantitative factors relating to the change to use of a three year average loss experience for the Bank and nationwide commercial banks with assets from $100 million to $300 million. For the year ended December 31, 2012, the provision for loan losses was $260,000 higher due to the impact of these changes. During the year ended December 31, 2012, the total provision for loan losses decreased by $2.6 million, primarily due to a significant decrease in loan charge-offs in 2012 compared to 2011.

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
December 31, 2012 and 2011

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

Derivative financial instruments

All derivative financial instruments are recognized as assets at their fair value on the balance sheet with the changes in the fair value reported in current-period earnings. These instruments are classified on the balance sheet as other assets and the change in the fair value is recorded in the Consolidated Statement of Operations as change in fair value of derivatives. For the years ended December 31, 2012 and 2011, the Company recognized a gain from the change in fair value of $9,723 and $86,434, respectively, on these instruments. During the year ended December 31, 2012, the Company exercised its derivative financial instruments and sold the underlying equity securities which resulted in a loss on the sale of $435.

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
December 31, 2012 and 2011

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

When tax returns are filed, it is highly certain that some positions  taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit more than fifty percent likely of being realized upon settlement with the applicable taxing authority. The Company recognizes a liability for any tax position deemed less likely than not to be sustained under examination by the relevant taxing authorities. The Company has no liabilities for uncertain income tax positions at December 31, 2012 or 2011. The Company’s open tax years that remain subject to examination by the relevant taxing authorities are 2009, 2010 and 2011.

Interest and penalties related to income taxes, if any, are recorded within the provision for income taxes.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Segment Reporting

The Company has three reporting segments for purposes of reporting business line results, Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as the results of mortgage brokerage activities offered through the Bank, and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance effective for the quarter ended March 31, 2012. The adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows and only impacted the presentation of other comprehensive income in the financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Non-public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2013. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Reclassifications

Certain amounts included in the 2011 consolidated financial statements have been reclassified to conform with the 2012 presentation. Such reclassifications had no impact on net loss.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 2.	Restrictions on Cash and Cash Equivalents

The Company is required to maintain reserves against its  transaction accounts and non-personal time deposits.  At December 31, 2012 and 2011, the Company was required to have cash and liquid assets of approximately $642,000 and $582,000, respectively, to meet these requirements.  In addition, at December 31, 2012 and 2011, the Company was required to maintain $650,000 and $125,000, respectively, in the Federal Reserve Bank for clearing purposes.

Note 3.	Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at December 31, 2012 and 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,250,000	$—	$(75)	$1,249,925

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
U.S. Treasury Bills	$3,850,000	$—	$(153)	$3,849,847

The following tables present the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at December 31, 2012 and 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$1,249,925	$75	$—	$—	$1,249,925	$75

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$3,849,847	$153	$—	$—	$3,849,847	$153

At  December 31, 2012 and 2011, the Company had two and five available for sale securities in an unrealized loss position, respectively. Management believes that none of the unrealized losses on available for sale securities are other than temporary because all of the unrealized losses in the Company’s investment portfolio are due to market interest rate changes on debt securities issued by U.S. Government agencies. Management considers the issuers of the securities to be financially sound and the Company expects to receive all contractual principal and interest related to these investments. Because the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The amortized cost and fair value of available for sale debt securities at December 31, 2012 by contractual maturity are presented below.

	Amortized Cost	Fair Value
Maturity:
Within one year	$1,250,000	$1,249,925

At December 31, 2012 and 2011, available for sale securities with a carrying value of $1,249,925 and $2,349,906, respectively, were pledged as collateral to secure public deposits. At December 31, 2011, available for sale securities with a carrying value of $1,499,941 were pledged as collateral under repurchase agreements with Bank customers. At December 31, 2012, there was no collateral required to meet pledge obligations under repurchase agreements with Bank customers.

There were no sales of investment securities during the years ended December 31, 2012 or 2011.

Note 4.	Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at December 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Commercial loans secured by real estate	$64,677,545	$67,248,165
Commercial	25,911,897	31,719,229
Residential mortgages	13,182,841	12,565,428
Construction and land	1,441,740	2,309,600
Consumer	403,581	234,941
Total loans	105,617,604	114,077,363
Net deferred loan fees	(108,833)	(133,596)
Allowance for loan losses	(2,229,334)	(2,299,625)
Loans receivable, net	$103,279,437	$111,644,142

The Company services certain loans that it has sold without recourse to third parties.  The aggregate of loans serviced for others approximated $6,961,000 and $13,143,000 as of December 31, 2012 and 2011, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2012 and 2011, was $6,012 and $7,991, respectively.  No impairment charges related to servicing rights were recognized during the years ended December 31, 2012 and 2011.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following tables detail the period end loan balances and the period end allowance for loan losses balances by portfolio segment that were collectively and individually evaluated for impairment as of December 31, 2012 and 2011.

December 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$60,179,921	$22,347,966	$12,322,319	$98,445	$403,581	$95,352,232
Loans individually evaluated for impairment	4,497,624	3,563,931	860,522	1,343,295	—	10,265,372
Total	$64,677,545	$25,911,897	$13,182,841	$1,441,740	$403,581	$105,617,604

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334
Loans individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$65,146,824	$28,112,167	$12,010,750	$889,444	$233,481	$106,392,666
Loans individually evaluated for impairment	2,101,341	3,607,062	554,678	1,420,156	1,460	7,684,697
Total	$67,248,165	$31,719,229	$12,565,428	$2,309,600	$234,941	$114,077,363

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,122,699	$961,581	$187,224	$20,431	$3,292	$2,295,227
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

December 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625
Provision for loan losses	23,050	245,502	216,293	(18,369)	6,372	472,848
Loans charged-off	(24,243)	(455,696)	(177,916)	—	(2,959)	(660,814)
Recoveries of loans previously charged-off	29,113	88,562	—	—	—	117,675
Net recoveries (charge-offs)	4,870	(367,134)	(177,916)	—	(2,959)	(543,139)
Balance at end of period	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334
Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334
Loans individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,587,196	$821,981	$316,146	$55,182	$6,136	$2,786,641
Provision for (credit to) loan losses	1,278,615	1,724,164	63,782	(34,751)	4,530	3,036,340
Loans charged-off	(1,743,112)	(1,590,419)	(192,704)	—	(9,675)	(3,535,910)
Recoveries of loans previously charged-off	—	10,253	—	—	2,301	12,554
Net charge-offs	(1,743,112)	(1,580,166)	(192,704)	—	(7,374)	(3,523,356)
Balance at end of period	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625

Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,122,699	$961,581	$187,224	$20,431	$3,292	$2,295,227
Loans individually evaluated for impairment	—	4,398	—	—	—	4,398
Balance at end of period	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following tables relate to impaired loans as of December 31, 2012 and as of December 31, 2011:

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial loans secured by real estate	$4,610,747	$4,497,624	$—	$4,497,624	$—
Commercial	4,880,211	3,563,931	—	3,563,931	—
Construction and land	1,343,295	1,343,295	—	1,343,295	—
Residential mortgages	1,074,313	860,522	—	860,522	—
Consumer	—	—	—	—	—
Total	$11,908,566	$10,265,372	$—	$10,265,372	$—

December 31, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial loans secured by real estate	$2,354,430	$2,101,341	$—	$2,101,341	$—
Commercial	4,664,485	1,707,720	1,899,342	3,607,062	4,398
Construction and land	1,420,156	1,420,156	—	1,420,156	—
Residential mortgages	706,472	554,678	—	554,678	—
Consumer	1,460	1,460	—	1,460	—
Total	$9,147,003	$5,785,355	$1,899,342	$7,684,697	$4,398

The following tables relate to interest income recognized by class of impaired loans for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$2,206,518	$39,698	$2,740,115	$109,506
Commercial	3,697,995	70,939	1,562,758	27,612
Construction and land	1,395,207	—	1,147,704	—
Residential mortgages	700,380	9,148	717,762	18,538
Consumer	286	14	225	—
Total	$8,000,386	$119,799	$6,168,564	$155,656

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Interest income collected and recognized on impaired loans was $120,174 and $155,656 in 2012 and 2011, respectively. If nonaccrual loans had been current throughout their terms, additional interest income of  $343,910 and $461,754 would have been recognized in 2012 and 2011, respectively. The Company has no commitments to lend additional funds to borrowers whose loans are impaired.

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
December 31, 2012 and 2011

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

At December 31, 2012 and December 31, 2011, the unpaid principal balances of loans placed on nonaccrual status were $5,179,441 and $5,785,355, respectively. At December 31, 2012, three commercial real estate loans with an aggregate principal balance of $3,700,848 and three commercial loans with an aggregate principal balance of $1,876,105 were considered to be troubled debt restructurings. There are no further commitments to lend funds to these borrowers. There were no loans past due 90 days or more and still accruing interest at December 31, 2012 or December 31, 2011.

Non-accrual loans segregated by class of loans as of December 31, 2012 and 2011 were as follows:

	2012	2011
Commercial loans secured by real estate	$1,040,453	$2,101,341
Commercial	1,935,171	1,707,720
Construction and land	1,343,295	1,420,156
Residential mortgages	860,522	554,678
Consumer	-	1,460
	$5,179,441	$5,785,355

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 and December 31, 2011 was as follows:

December 31, 2012	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$363,284	$1,040,453	$1,403,737	$63,273,808	$64,677,545	$—
Commercial	608,612	1,935,171	2,543,783	23,368,114	25,911,897	—
Residential mortgages	—	860,522	860,522	12,322,319	13,182,841	—
Construction and land	—	1,343,295	1,343,295	98,445	1,441,740	—
Consumer	26,273	—	26,273	377,308	403,581	—
	$998,169	$5,179,441	$6,177,610	$99,439,994	$105,617,604	$—

December 31, 2011	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$128,384	$2,101,341	$2,229,725	$65,018,440	$67,248,165	$—
Commercial	1,052,990	1,707,720	2,760,710	28,958,519	31,719,229	—
Residential mortgages	211,562	554,678	766,240	11,799,188	12,565,428	—
Construction and land	—	1,420,156	1,420,156	889,444	2,309,600	—
Consumer	—	1,460	1,460	233,481	234,941	—
	$1,392,936	$5,785,355	$7,178,291	$106,899,072	$114,077,363	$—

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Troubled Debt Restructurings. The recorded investment balance of TDRs, net of charge-offs, as of December 31, 2012 and December 31, 2011 was $5,577,000 and $3,213,000, respectively. At December 31, 2012, this recorded investment balance included $941,000 for a commercial and industrial loan which returned to accrual status during the year ended December 31, 2012, as it had performed in accordance with the terms and conditions of its restructuring agreement for a period of one year. At December 31, 2011, there was a $4,398 specific reserve related to one TDR. There was no such reserve at December 31, 2012. For the years ended December 31, 2012 and 2011, the Bank charged off a total of $109,000 and $129,000, respectively, relating to the portion of TDRs deemed to be uncollectible. There were no additional funds committed to borrowers in TDR status at December 31, 2012.

The following table provides information on loans modified as TDRs during the year ended December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Coupon Rate

Commercial loans secured by real estate	1	$2,686,863	$2,686,863	4.69%
Commercial	2	428,228	428,228	1.12%
Total	3	$3,115,091	$3,115,091	4.20%

The following table provides information on how loans were modified as TDRs during the year ended December 31, 2012:

2012
Extended maturity	$79,617
Adjusted interest rates	3,035,474
Total	$3,115,091

There were no loans previously modified as a TDR for which there was a payment default during the year ended December 31, 2012.

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
December 31, 2012 and 2011

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following table presents credit risk ratings by class of loan as of December 31, 2012 and December 31, 2011:

December 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$50,805,961	$19,325,262	$98,445	$12,176,580	$403,581	$82,809,829
Special Mention	8,006,881	2,616,278	—	145,739	—	10,768,898
Substandard	5,864,703	3,970,357	1,343,295	860,522	—	12,038,877
Total	$64,677,545	$25,911,897	$1,441,740	$13,182,841	$403,581	$105,617,604

December 31, 2011	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$60,201,549	$26,578,102	$889,444	$12,010,750	$233,481	$99,913,326
Special Mention	4,945,275	269,222	—	—	—	5,214,497
Substandard	2,101,341	4,871,905	1,420,156	554,678	1,460	8,949,540
Total	$67,248,165	$31,719,229	$2,309,600	$12,565,428	$234,941	$114,077,363

Note 5.	Premises and Equipment

At December 31, 2012 and 2011, premises and equipment consisted of the following:

	2012	2011
Land	$255,766	$255,766
Premises under capital lease	1,192,036	1,192,036
Buildings and improvements	681,142	681,142
Leasehold improvements	1,020,889	1,027,390
Furniture and fixtures	551,023	527,969
Equipment	811,703	996,259
Software	92,108	92,495
	4,604,667	4,773,057
Less accumulated depreciation and amortization	(2,676,314)	(2,758,392)
	$1,928,353	$2,014,665

For the years ended December 31, 2012 and 2011, depreciation and amortization expense related to premises and equipment totaled $229,807 and $258,763, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Premises under capital lease of $1,192,036, and related accumulated amortization of $642,107 and $582,505 as of December 31, 2012 and 2011, respectively, are included in premises and equipment.

Note 6.	Deposits

At December 31, 2012 and 2011, deposits consisted of the following:

	2012	2011
Noninterest bearing	$29,906,051	$31,003,581
Interest bearing:
Checking	5,110,736	5,149,535
Money Market	36,649,525	47,728,069
Savings	2,877,303	2,838,736
Time certificates, less than $100,000 (1)	10,873,751	19,657,059
Time certificates, $100,000 or more (2)	22,833,872	26,253,701
Total interest bearing	78,345,187	101,627,100
Total deposits	$108,251,238	$132,630,681

(1)   Included in time certificates of deposit, less than $100,000, at December 31, 2012 and December 31, 2011were brokered deposits totaling $469,037 and $3,976,764, respectively.

(2)   Included in time certificates of deposit, $100,000 or more, at December 31, 2012 and December 31, 2011were brokered deposits totaling $4,049,919 and $5,119,113, respectively.

Brokered deposits at December 31, 2012 and December 31, 2011 were as follows:
	2012	2011
Bank customer time certificates of deposit placed
through CDARS to ensure FDIC coverage	$279,382	$2,180,568
Time certificates of deposit purchased by the
Bank through CDARS	4,049,919	4,161,974
Other brokered time certificates of deposit	189,655	2,753,335
Total brokered deposits	$4,518,956	$9,095,877

As a result of the Consent Order, described in Note 14, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval during the period in which the Consent Order is in place.

Contractual maturities of time certificates of deposit as of December 31, 2012 are summarized below:

Due within:
1 year	$21,142,539
1-2 years	4,734,023
2-3 years	4,399,614
3-4 years	3,062,601
4-5 years	368,846
$33,707,623

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Interest expense on certificates of deposit in denominations of $100,000 or more was $331,025 and $656,309 for the years ended December 31, 2012 and 2011, respectively.

Note 7.	Commitments and Contingencies

Federal Home Loan Bank borrowings and stock

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At December 31, 2012, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at December 31, 2012.

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
December 31, 2012 and 2011

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

If the Chief Executive Officer is terminated for “Cause” or voluntarily terminates the Chief Executive Officer’s employment other than for “Good Reason,” the Chief Executive Officer will only be entitled to base salary accrued through the date of the Chief Executive Officer’s termination.  If the Chief Executive Officer’s employment is terminated by reason of “Disability,” the Chief Executive Officer will receive disability benefits under any long-term disability plan maintained by the Company or the Bank.  In the event of the Chief Executive Officer’s death, the Chief Executive Officer’s beneficiary(ies) or estate will be paid the Chief Executive Officer’s base salary for a period of six months following the Chief Executive Officer’s death.  If the Chief Executive Officer is terminated for any reason other than for “Cause” or “Disability” or if the Chief Executive Officer voluntarily terminates the Chief Executive Officer’s employment for “Good Reason,” then the Chief Executive Officer will be entitled to receive (i) twelve months of base salary and (ii) the Chief Executive Officer’s individual and/or family health benefits coverage for a period of twelve months following the Chief Executive Officer’s  termination (or such other period prescribed by the then applicable COBRA law), with the Chief Executive Officer paying the same portion of the cost of such coverage as existed at the time of termination; provided, however, that no payment will be made to the Chief Executive Officer if such payment would constitute a “golden parachute payments” and is made after the occurrence of certain events specified under regulations promulgated by the Federal Deposit Insurance Corporation (the “FDIC”), including the determination by the FDIC that the Bank is in “troubled condition.”  Any lump sum payment made to the Chief Executive Officer is also subject to claw back by the Company and the Bank if it is later determined that the Chief Executive Officer committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

On January 29, 2013, the Company and the Bank entered into an employment agreement with the President and Senior Loan Officer effective January 1, 2013.

Under the employment agreement, the individual will serve as President of Bancorp and the Bank and Senior Loan Officer of the Bank for the period from January 1, 2013 to December 31, 2013, unless the employment agreement is terminated earlier in accordance with its terms. The President and Senior Loan Officer will be paid a base salary at the annual rate of $175,000 and be eligible for salary increases and bonuses reflecting job performance achievements at the discretion of the Board of Directors of the Company and the Bank. In addition, the President and Senior Loan Officer will be provided with group life insurance and comprehensive health insurance, including major medical coverage, comparable to the coverage provided to officers generally. The President and Senior Loan Officer will also be eligible to participate in any profit sharing plan or 401(k) plan in accordance with their terms.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The employment agreement may be terminated prior to December 31, 2013 as a result of the President and Senior Loan Officer engaging in certain specified acts that constitute cause or the death or disability of the President and Senior Loan Officer. In addition, in the event (i) the Company and the Bank enter into a “Business Combination” as defined in the employment agreement and (ii) the President and Senior Loan Officer (a) is not offered the same position at the President and Senior Loan Officer’s current base salary with the surviving entity, (b) determines in the President and Senior Loan Officer’s sole discretion that the position offered by the surviving entity is inconsistent with the President and Senior Loan Officer’s current position, including diminution in title, authority, duties or responsibilities, (c) has the President and Senior Loan Officer’s office relocated more than 25 miles from its current location or (d) is terminated within 2 years following the “Business Combination,” the President and Senior Loan Officer will be entitled to receipt of a lump sum payment equal to the President and Senior Loan Officer’s then current base salary; provided, however, that no payment will be made to the President and Senior Loan Officer if such payment would constitute a “golden parachute payment” and is made after the occurrence of certain events specified under regulations promulgated by the FDIC, including the determination by the FDIC that the Bank is in “troubled condition.” Any lump sum payment made to the President and Senior Loan Officer is also subject to claw back by the Company and the Bank if it is later determined that the President and Senior Loan Officer committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

On January 29, 2013, the Company and the Bank entered into an employment agreement with the Senior Vice President and Chief Financial Officer effective January 1, 2013.

Under the employment agreement, the individual will serve as Senior Vice President and Chief Financial Officer of the Company and the Bank for the period from January 1, 2013 to December 31, 2013, unless the employment agreement is terminated earlier in accordance with its terms. The Senior Vice President and Chief Financial Officer will be paid a base salary at the annual rate of $165,000 and be eligible for salary increases and bonuses reflecting job performance achievements at the discretion of the Board of Directors of the Company and the Bank. In addition, the Senior Vice President and Chief Financial Officer will be provided with group life insurance and comprehensive health insurance, including major medical coverage, comparable to the coverage provided to officers generally. The Senior Vice President and Chief Financial Officer will also be eligible to participate in any profit sharing plan or 401(k) plan in accordance with their terms.

The employment agreement may be terminated prior to December 31, 2013 as a result of the Senior Vice President and Chief Financial Officer engaging in certain specified acts that constitute cause or the death or disability of the Senior Vice President and Chief Financial Officer. In addition, in the event (i) the Company and the Bank enter into a “Business Combination” as defined in the employment agreement and (ii) the Senior Vice President and Chief Financial Officer (a) is not offered the same position at the Senior Vice President and Chief Financial Officer’s current base salary with the surviving entity, (b) determines in the Senior Vice President and Chief Financial Officer’s sole discretion that the position offered by the surviving entity is inconsistent with the Senior Vice President and Chief Financial Officer’s current position, including diminution in title, authority, duties or responsibilities, (c) has the Senior Vice President and Chief Financial Officer’s office relocated more than 25 miles from its current location or (d) is terminated within 2 years following the “Business Combination,” the Senior Vice President and Chief Financial Officer will be entitled to receipt of a lump sum payment equal to the Senior Vice President and Chief Financial Officer’s then current base salary; provided, however, that no payment will be made to the Senior Vice President and Chief Financial Officer if such payment would constitute a “golden parachute payment” and is made after the occurrence of certain events specified under regulations promulgated by the FDIC, including the determination by the FDIC that the Bank is in “troubled condition.” Any lump sum payment made to the Senior Vice President and Chief Financial Officer is also subject to claw back by the Company and the Bank if it is later determined that the Senior Vice President and Chief Financial Officer committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

On January 29, 2013, the Company and the Bank entered into an employment agreement with the First Vice President, Human Resources Director and Corporate Secretary effective January 1, 2013.

Under the employment agreement, the individual will serve as First Vice President, Human Resources Director and Corporate Secretary of the Company and the Bank for the period from January 1, 2013 to December 31, 2013, unless the employment agreement is terminated earlier in accordance with its terms. The First Vice President, Human Resources Director and Corporate Secretary will be paid a base salary at the annual rate of $82,000 and be eligible for salary increases and bonuses reflecting job performance achievements at the discretion of the Board of Directors of the Company and the Bank. In addition, the First Vice President, Human Resources Director and Corporate Secretary will be provided with group life insurance and comprehensive health insurance, including major medical coverage, comparable to the coverage provided to officers generally. The First Vice President, Human Resources Director and Corporate Secretary will also be eligible to participate in any profit sharing plan or 401(k) plan in accordance with their terms.

The employment agreement may be terminated prior to December 31, 2013 as a result of the First Vice President, Human Resources Director and Corporate Secretary engaging in certain specified acts that constitute cause or the death or disability of the First Vice President, Human Resources Director and Corporate Secretary. In addition, in the event (i) the Company and the Bank enter into a “Business Combination” as defined in the employment agreement and (ii) the First Vice President, Human Resources Director and Corporate Secretary (a) is not offered the same position at the First Vice President, Human Resources Director and Corporate Secretary’s current base salary with the surviving entity, (b) determines in the First Vice President, Human Resources Director and Corporate Secretary’s sole discretion that the position offered by the surviving entity is inconsistent with the First Vice President, Human Resources Director and Corporate Secretary’s current position, including diminution in title, authority, duties or responsibilities, (c) has the First Vice President, Human Resources Director and Corporate Secretary’s office relocated more than 25 miles from its current location or (d) is terminated within 2 years following the “Business Combination,” the First Vice President, Human Resources Director and Corporate Secretary will be entitled to receipt of a lump sum payment equal to the First Vice President, Human Resources Director and Corporate Secretary’s then current base salary; provided, however, that no payment will be made to the First Vice President, Human Resources Director and Corporate Secretary if such payment would constitute a “golden parachute payment” and is made after the occurrence of certain events specified under regulations promulgated by the FDIC, including the determination by the FDIC that the Bank is in “troubled condition.” Any lump sum payment made to the First Vice President, Human Resources Director and Corporate Secretary is also subject to claw back by the Company and the Bank if it is later determined that the First Vice President, Human Resources Director and Corporate Secretary committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Change in Control Agreement

Effective June 21, 2012, the Bank entered into a change in control agreement with its Senior Vice President of Retail Banking.

The agreement provides that in the event of (i) a “Change in Control” (as defined in the agreement) and (ii) the termination within twelve months of such “Change in Control” of the Senior Vice President of Retail Banking’s employment (a) for any reason other than for “Cause” (as defined in the agreement), death or “Disability” (as defined in the agreement) or (b) as result of his resignation for “Good Reason” (as defined in the agreement) following the cure period specified in the agreement, the Senior Vice President of Retail Banking will be entitled to receipt of an amount equal to one times his annual base salary immediately prior to his termination of employment or the “Change in Control,” whichever is higher. The Senior Vice President of Retail Banking will also be entitled to receipt of accrued but unpaid compensation and vacation time as well as an amount equal to one year’s medical and dental insurance premiums totaling approximately $20,000.

The agreement further provides that notwithstanding anything to the contrary contained in the agreement, unless all necessary regulatory approvals are obtained, no “Change in Control” payments will be made to the Senior Vice President of Retail Banking if such payments would constitute a “golden parachute payment” under regulations promulgated by the FDIC.  If required, any payments may be suspended, prevented or subject to claw back in whole or in part when warranted to ensure that payments contrary to the intent of federal law and regulations promulgated by the FDIC are not made.  In this regard, any payments made to the Senior Vice President of Retail Banking are subject to claw back by the Bank if it is later determined that the Senior Vice President of Retail Banking committed or is substantially responsible for certain acts or omissions prohibited under regulations promulgated by the FDIC.

Litigation

At December 31, 2012, neither the Company nor any subsidiary was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. However, neither the Company nor any subsidiary is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

At December 31, 2012, future minimum lease payments to be made under these lease by year and in the aggregate, were as follows:

	Capital	Operating
Year	Leases	Leases
2013	$219,204	$47,408
2014	219,204	46,751
2015	219,204	46,751
2016	236,393	48,782
2017	243,998	49,788
2018 and thereafter	893,169	408,663
	2,031,172	$648,143
	(878,663)

Less amount representng interest Present value of future minimum lease payments - capital lease obligation	$1,152,509

Total rent expense charged to operations under the operating leases approximated $67,500 and $54,900 for the years ended December 31, 2012 and 2011, respectively.  Rental income under subleases, and a lease of space in premises owned, approximated $31,200 and $13,600 for the years ended December 31, 2012 and 2011, respectively.

Note 9.	Income Taxes

A reconciliation of the anticipated income tax benefit (computed by applying the statutory Federal income tax rate of 34% to the loss before income taxes) to the amount reported in the statement of operations for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Benefit for income taxes at statutory Federal rate	$(58,648)	$(930,892)
State taxes, net of Federal benefit	(8,538)	(135,527)
Increase in valuation allowance	77,607	1,080,474
Other	(10,421)	(14,055)
	$—	$—

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

	2012	2011
Deferred tax assets:
Allowance for loan losses	$868,326	$895,704
Net operating loss carryforwards	3,343,119	3,261,268
Unrealized gain on available for sale securities	29	60
Interest on non accruing loans	133,953	179,853
Capital lease obligation	238,948	234,813
Other	324,741	261,040
Gross deferred tax assets	4,909,116	4,832,738
Less valuation allowance	(4,464,091)	(4,386,515)
Deferred tax assets - net of valuation allowance	445,025	446,223
Deferred tax liabilities:
Tax bad debt reserve	445,025	446,223
Gross deferred tax liabilities	445,025	446,223
Net deferred taxes	$—	$—

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $8,700,000 and $8,440,000 available to reduce future Federal and state taxable income, respectively, which expire in 2022 through 2032.

The net changes in the valuation allowance for 2012 and 2011 were increases of $77,607 and $1,080,474, respectively. The changes in the valuation allowance have been allocated between operations and equity to adjust the deferred tax asset to an amount considered by management more likely than not to be realized.  The portion of the change in the valuation allowance allocated to equity is to eliminate the tax benefit related to the unrealized losses on available for sale securities.

During 2007, the Company had a tax deduction for compensation related to the shares issued to the former Chairman that exceeded the book compensation recorded for such shares and predecessor stock options.  The tax benefit for this excess tax deduction is typically recorded as an increase to shareholders’ equity.  However, because the Company is in a net operating loss position for tax purposes and has a full valuation allowance recorded for its net deferred tax asset, the Company did not record the tax benefit of this deduction in 2007, and will not record such benefit until the Company’s net operating losses are fully utilized.  At both December 31, 2012 and 2011, approximately $140,000 of net operating losses resulting from this deduction, and related tax benefit of approximately $55,000, have been excluded from the calculation of deferred tax assets.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Year Ended December 31,	12/31/2012			12/31/2011
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(172,493)	2,748,254	$(0.06)	$(2,737,917)	2,697,902	$(1.01)
Effect of Dilutive Securities
Warrants/Restricted Stock/Stock Options outstanding	—	—	—	—	—	—
Loss available to common
shareholders plus assumed conversions	$(172,493)	2,748,254	$(0.06)	$(2,737,917)	2,697,902	$(1.01)

For the years ended December 31, 2012 and 2011, common stock equivalents of 44,212 shares and 370 shares, respectively, have been excluded in the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Share-based plans

The Company has adopted three share-based plans, the 2001 Stock Option Plan (the “2001 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 2005 Stock Option and Award Plan (the “2005 Plan”), under which an aggregate of 193,281 shares of the Company’s common stock are reserved for issuance of the Company’s common stock, or upon the exercise of incentive options, nonqualified options and restricted stock granted under the share-based plans.

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
December 31, 2012 and 2011

Also, under the 2005 Plan, awards in the form of the Company’s common stock may be granted.  The vesting terms of the awards are determined at the time of the grant.

Upon adoption of the 2002 Option Plan in May 2002, the Company determined that no additional options will be granted under the 2001 Option Plan. The 2002 Option Plan expired in May 2012.

A summary of the status of the stock options at December 31, 2012 and changes during the year then ended, is as follows:

	2012
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Granted	158,388	$7.76	2.2
Exercised	—	—
Exchanged	—	—
Expired	(8,316)	10.39
Forfeited	(5,000)	7.42
Outstanding at end of year	145,072	$7.62	1.3	$—
Vested at end of year	145,072	$7.62	1.3	$—
Exercisable at end of year	145,072	$7.62	1.3	$—

There were no stock options granted in 2012 and 2011. In addition, there were no stock options excercised in 2012 and 2011.

A summary of the status of the Company’s nonvested restricted stock at December 31, 2012 and changes during the year then ended, is as follows:

	2012
		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at beginning of the year	—	$—
Granted	112,371	1.55
Vested and issued	(74,914)	1.55
Forfeited	—	—
Nonvested restricted stock at December 31, 2012	37,457	$1.55

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

As of December 31, 2012, there was no unrecognized compensation cost relating to the option plans or restricted stock. During the years ended December 31, 2012 and 2011, expenses of $174,174 and $2,353 for restricted stock was recognized as compensation cost, respectively.

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

Note 11.	Other Comprehensive Income

Under guidance relating to reporting comprehensive income, certain transactions and other economic events that bypass the Company’s income statement must be displayed as other comprehensive income. The Company’s other comprehensive income, which is comprised solely of the change in unrealized gains on available for sale securities, was as follows:

	Amount	Taxes	Amount
Unrealized holding gain arising during period	$78	$(30)	$48
Reclassification adjustment for amounts recognized in net loss	—	—	—
Reduction in deferred tax valuation allowance allocated to equity	—	30	30
Unrealized holding gains on available for sale securities, net of taxes	$78	$—	$78

	Twelve Months Ended December 31, 2011
	Before-Tax		Net-of-Tax
	Amount	Taxes	Amount
Unrealized holding gains arising during period	$121	$(47)	$74
Reclassification adjustment for amounts recognized in net loss	—	—	—
Reduction in deferred tax valuation allowance allocated to equity	—	47	47
Unrealized holding gains on available for sale securities, net of taxes	$121	$—	$121

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 12.	401(k) Profit Sharing Plan

The Bank’s employees are eligible to participate in The Bank of Southern Connecticut 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Bank. Under the terms of the Plan, participants can contribute a discretionary percentage of compensation, with total annual contributions subject to Federal limitations. The Bank may make discretionary contributions to the Plan. Participants are immediately vested in their contributions and become fully vested in employer contributions after three years of service. There were no contributions made by the Company in 2012 or 2011.

Note 13.	Segment Reporting

The Company has three reporting segments for purposes of reporting business line results: Community Banking, Mortgage Brokerage and the Holding Company. The Community Banking segment is defined as all operating results of the Bank. The Mortgage Brokerage segment is defined as mortgage brokerage activities through the Bank, and the Holding Company segment is defined as the results of Southern Connecticut Bancorp on an unconsolidated or standalone basis. The Company uses an internal reporting system to generate information by operating segment. Estimates and allocations are used for noninterest expenses.

Information about the reporting segments and reconciliation of such information to the consolidated financial statements is as follows:

Year Ended December 31, 2012
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$4,939,393	$3,840	$549	$—	$4,943,782

Provision for loan losses	472,848	—	—	—	472,848

Net interest income after provision for loan losses	4,466,545	3,840	549	—	4,470,934

Noninterest income	608,849	—	30,720	—	639,569

Noninterest expense	5,108,618	198	174,180	—	5,282,996

Net (loss) income	(33,224)	3,642	(142,911)	—	(172,493)

Total assets as of December 31, 2012	120,922,463	45,068	11,567,942	(11,088,912)	121,446,561

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Year Ended December 31, 2011
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$5,158,838	$26,303	$2,149	$—	$5,187,290

Provision for loan losses	3,036,340	—	—	—	3,036,340

Net interest income after provision for loan losses	2,122,498	26,303	2,149	—	2,150,950

Noninterest income	565,758	—	13,600	—	579,358

Noninterest expense	5,313,613	2,030	152,582	—	5,468,225

Net (loss) income	(2,625,357)	24,273	(136,833)	—	(2,737,917)

Total assets as of December 31, 2011	145,325,773	42,389	11,558,084	(10,956,341)	145,969,905

Note 14.	Financial Instruments with Off-Balance-Sheet Risk

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

Financial instruments whose contract amounts represent credit risk were as follows at December 31, 2012 and December 31, 2011:

	2012	2011
Commitments to extend credit:
Future loan commitments	$3,025,000	$1,565,000
Unused lines of credit	15,629,121	17,569,186
Financial standby letters of credit	1,954,807	3,083,828
Undisbursed construction loans	450,000	508,827
	$21,058,928	$22,726,841

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at December 31, 2012 and 2011 was not significant.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Company and the State of Connecticut Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since then that management believes have changed the Bank’s category.

On July 2, 2012, the Bank entered into a stipulation and consent to the Issuance of a Consent Order with the FDIC and the State of Connecticut Department of Banking (“Connecticut Department of Banking”). Thereafter, on July 3, 2012, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the Connecticut Department of Banking.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

The Consent Order requires the Bank to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%. At December 31, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In September 2012, the Bank also submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. The capital plan included a profit and budget plan and a plan to reduce classified assets. In October 2012, the Bank received regulatory approval for its revised capital plan. Further regulatory action is possible if the Bank does not continue to maintain the minimum capital ratios set forth in the Consent Order.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The Company's actual capital amounts and ratios at December 31, 2012 and December 31, 2011 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,863	12.33%	$8,343	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,548	11.07%	4,171	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,548	9.31%	4,960	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$13,057	10.88%	$9,601	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,546	9.62%	4,800	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,546	7.41%	6,236	4.00%	N/A	N/A

The Bank's actual capital amounts and ratios at December 31, 2012 and December 31, 2011 were (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,057	11.60%	$8,313	8.00%	$10,391	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,747	10.34%	4,156	4.00%	6,235	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,747	8.70%	4,939	4.00%	6,174	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2011	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,283	10.28%	$9,555	8.00%	$11,943	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,780	9.03%	4,777	4.00%	7,166	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,780	6.95%	6,206	4.00%	7,758	5.00%

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Restrictions on dividends, loans or advances

The Company’s ability to pay cash dividends is dependent on the Bank’s ability to pay dividends to the Company. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required to pay cash dividends in excess of the Bank’s net earnings retained in the current year plus retained net earnings for the preceding two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements, and the Federal Reserve Board may impose further dividend restrictions on the Company. No such dividends were declared in 2012 or 2011.

Under Federal Reserve regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specified obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis. During the years ended December 31, 2012 and 2011, no loans or advances were made to the Company by the Bank.

Note 16.	Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers.

	2012	2011
Balance, at beginning of year	$2,026,960	$1,526,974
Additional loans	836,534	2,089,199
Repayments	(715,262)	(1,589,213)
Other	(1,055,955)	—
	$1,092,277	$2,026,960

Other transactions represent loans to related parties who ceased to be related parties during the year.

Related party deposits aggregated approximately $1,115,662 and $3,908,313 as of December 31, 2012 and 2011, respectively.

Included in professional services for the years ended December 31, 2012 and 2011 were approximately $113,200 and $114,100, respectively, in professional fees incurred for services provided by an accounting firm ($0 in 2012 and $5,700 in 2011) and a law firm ($113,200 in 2012 and $108,400 in 2011), principals of which are directors of the Company. During 2011, the Company paid approximately $5,400 for capital expenditures and maintenance to certain companies, principals of which were directors of the Company. There were no such expenditures paid in 2012.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Cash and due from banks, short-term investments, interest bearing certificates of deposit, accrued interest receivable, accrued interest payable and repurchase agreements

The carrying amount is a reasonable estimate of fair value. The Company does not record these assets at fair value on a recurring basis. Cash and due from banks, short-term investments, interest bearing certificates of deposit, accrued interest receivable, accrued interest payable and repurchase agreements are classified as Level 1 within the fair value hierarchy.

Federal Home Loan Bank stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and is required to maintain an investment in capital stock of the FHLB. The carrying amount is a reasonable estimate of fair value. The Company does not record this asset at fair value on a recurring basis. Based on redemption provisions, the stock of the FHLB has no quoted market value and is carried at cost. FHLB stock is classified as Level 3 within the fair value hierarchy.

Available for sale securities

These financial instruments are recorded at fair value in the financial statements on a recurring basis. Where quoted prices are available in an active market, the securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) or quoted prices of securities with similar characteristics and the securities are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities and common stock. Securities classified within Level 3 of the valuation hierarchy are securities for which significant unobservable inputs are utilized. Available for sale securities are recorded at fair value on a recurring basis.

The Company’s available for sale securities, comprised of U.S. Treasury securities, are classified as Level 1 in the fair value hierarchy, as quoted prices are available in an active market.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Loans receivable

For variable rate loans that reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the loan portfolio. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated period end market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the loan portfolio. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments are based on unobservable inputs, the resulting fair value measurement is categorized as a Level 3 measurement.

At December 31, 2012 and 2011, the Company’s collateral dependent loans receivable considered impaired that were newly measured for fair value purposes during such periods, were categorized as Level 3 within the fair value hierarchy, and the balances, net of related specific reserves, were $3,448,058 and $3,678,296, respectively. The remaining balance of loans receivable was classified as Level 2 within the fair value hierarchy.

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

Other assets held for sale and other real estate owned

Other assets held for sale, representing real estate that is not intended for use in operations and real estate acquired through foreclosure, are recorded at fair value on a nonrecurring basis. Fair value is based upon appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies the fair value measurement as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the fair value measurement as Level 3. The Company classified the other assets held for sale and other real estate owned as Level 2 within the fair value hierarchy, as the fair value of these assets was based upon current appraisals.

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
December 31, 2012 and 2011

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

The following tables detail the financial asset amounts that were carried at fair value and measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$1,249,925	$1,249,925	$—	$—

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Bills	$3,849,847	$3,849,847	$—	$—

Other assets - derivatives	$86,434		$86,434	$—

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following tables detail the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,448,058	$—	$—	$3,448,058

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,678,296	$—	$—	$3,678,296

(1) Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

The following tables detail the nonfinancial assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$315,000	$—	$315,000	$—

Other real estate owned	$582,911	$—	$—	$582,911

		Quoted Prices in	Significant	Significant
	Balance	Active Markets for	Observable	Unobservable
	as of	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Other assets held for sale	$315,000	$—	$315,000	$—

Other real estate owned	$374,211	$—	$—	$374,211

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are exluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of December 31, 2012 and 2011 have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each year-end.

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

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011, in thousands:

		December 31, 2012		December 31, 2011
	Fair Value	Recorded		Recorded
	Hierarachy	Book		Book
	Level	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and due from banks	Level 1	$6,913,610	$6,913,610	$18,167,794	$18,167,794
Short-term investments	Level 1	4,674,556	4,674,556	6,764,409	6,764,409
Interest bearing certificates of deposit	Level 1	655,278	655,278	99,426	99,426
Available for sale securities	Level 1	1,249,925	1,249,925	3,849,847	3,849,847
Federal Home Loan Bank stock	Level 3	60,600	60,600	66,100	66,100
Loans receivable, net:
Observable inputs	Level 2	98,099,996	99,788,559	105,858,787	108,656,645
Unobservable inputs	Level 3	5,179,441	5,179,441	5,785,355	5,785,355
Accrued interest receivable	Level 1	397,497	397,497	434,302	434,302
Servicing rights	Level 2	6,012	15,106	7,991	20,079
Interest only strips	Level 2	7,769	12,531	10,364	16,717
Derivative financial instruments	Level 2	—	—	86,434	86,434

Financial Liabilities:
Noninterest-bearing deposits	Level 1	29,906,051	29,906,051	31,003,581	31,003,581
Interest bearing checking accounts	Level 1	5,110,736	5,110,736	5,149,535	5,149,535
Money market deposits	Level 1	36,649,525	36,649,525	47,728,069	47,728,069
Savings deposits	Level 1	2,877,303	2,877,303	2,838,736	2,838,736
Time certificates of deposits	Level 2	33,707,623	34,357,000	45,910,760	46,787,000
Repurchase agreements	Level 1	—	—	68	68
Accrued interest payable	Level 1	46,764	46,764	204,021	204,021

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at December 31, 2012 and 2011.

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

In June 2005, the Company purchased a one acre improved site with two buildings in Clinton, Connecticut for the primary purpose of establishing a branch office of the Bank. During 2007, the Bank determined that it would not establish a branch at this location and subsequently retained a commercial real estate broker to represent the Company with respect to the sale of the property. The property is classified as other assets held for sale as of December 31, 2012 and 2011.

In December 2011, the Company entered into an agreement to lease one of the two buildings located in Clinton, Connecticut. The lease is for an initial term of five years, with two successive five-year option periods. Base rent is $26,400 annually until December 15, 2016. The base rent for the option periods increases and is fixed in the lease. The tenant has a right of first refusal to purchase the property. The tenant is responsible for all costs to maintain the building, other than structural repairs and real estate taxes. Prior to December 2011, the Company had a lease agreement in place under similar terms and conditions with a different tenant. The Company and the former tenant mutually agreed to terminate the lease agreement in August 2011. The Company received approximately $31,200 and $13,600 in rent for this Clinton, Connecticut property in 2012 and 2011, respectively.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 19.	Subsequent Events

On January 16, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Bank, a Connecticut-chartered mutual savings bank with its main office in Middletown, Connecticut (“Liberty”), pursuant to which a to-be-formed wholly-owned subsidiary of Liberty will be merged with and into the Company with the Company being the surviving entity, immediately followed by the merger of the Company with and into Liberty with Liberty being the surviving entity (collectively, the “Merger”), and immediately followed by the merger of the Bank with and into Liberty with Liberty being the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive cash consideration in the amount of $3.76. In addition, each outstanding option to acquire shares of common stock of the Company will be cancelled and converted into the right to receive cash equal to the product of (i) the positive difference, if any, between $3.76 and the exercise price of such option multiplied by (ii) the number of shares of common stock of the Company underlying such option.

The Merger Agreement contains representations, warranties and covenants of the Company, the Bank and Liberty. Among other customary covenants, each of the Company and the Bank has agreed that it (i) will conduct its business in the ordinary course and consistent with past banking practices during the period between the execution of the Merger Agreement and the consummation of the Merger and (ii) will not engage in certain kinds of transactions during such period unless it obtains the prior written consent of Liberty. The Company has also agreed to not, subject to certain exceptions generally related to the Company’s Board of Directors’ evaluation and exercise of its fiduciary duties, (i) solicit proposals relating to alternative business combination transactions or (ii) enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combination transactions. The Merger Agreement also provides that Liberty will establish an advisory board for the Greater New Haven, Connecticut market area and invite each director of the Company to serve on such advisory board.

The Merger Agreement provides certain termination rights for both the Company and Liberty, and further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Liberty a termination fee of up to $450,000.

Completion of the Merger is subject to various conditions, including (i) receipt of the requisite approval of the shareholders of the Company, (ii) the absence of any law or order prohibiting the closing and (iii) receipt of regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance by the other party with its covenants in all material respects and the receipt of all material permits, authorizations, consents, waivers or approvals required to be obtained by the other party. If these conditions are satisfied, the Merger is expected to be completed in the second quarter of 2013.