Form 10-K/A
period 2012-12-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2013-04-08
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10 – K/A
(Amendment No. 1)

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

The number of shares outstanding of each of the registrant’s classes of common equity: Common Stock, par value $.01 per share, outstanding as of March 28, 2013: 2,810,273

EXPLANATORY NOTE

Southern Connecticut Bancorp, Inc. (“Bancorp” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2013, solely to amend the disclosure that the Company’s primary subsidiary, The Bank of Southern Connecticut (the “Bank”), is considered to be “well capitalized” under applicable regulations.  Such disclosure is amended on pages 10, 14 and 37 of the Original Form 10-K Filing to provide that while the Bank met the capital ratio requirements to be classified as a “well capitalized” financial institution as of December 31, 2012, the Bank is currently classified as “adequately capitalized” as a result of the Consent Order entered into by the Bank in July 2012 with the Federal Deposit Insurance Corporation (the “FDIC”) and the State of Connecticut Department of Banking.  As an “adequately capitalized” financial institution, the Bank may not accept brokered deposits without first obtaining a waiver from the FDIC.  With such a waiver, the Bank generally may not pay an interest rate on the brokered deposits in excess of 75 basis points above interest rates in its normal market area or the national interest rate on deposits outside of its normal market area.  The FDIC insurance assessment also increases when a financial institution falls below the “well capitalized” classification.  In addition, financial institutions that are not “well capitalized,” such as the Bank, may have more difficulty obtaining certain regulatory approvals (including for acquisitions of other financial institutions and opening of new branches).  Note 15 on page F-46 of the Original Form 10-K Filing is also being amended to reflect the foregoing.

This Amendment amends and restates in its entirety Item 1 of Part I of the Original Form 10-K Filing, Item 7 of Part II of the Original Form 10-K Filing and Item 8 of Part II of the Original Form 10-K Filing.  In addition, Item 15 of Part IV of the Original Form 10-K Filing is being amended and restated to include as exhibits (i) a new Consent of Independent Registered Public Accounting Firm and (ii) new certifications by the Company’s principal executive officer, principal financial officer and principal accounting officer in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For the convenience of the reader, the entire Annual Report on Form 10-K, as amended, is being re-filed.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

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

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.  While the Bank met the capital ratio requirements to be classified as a “well capitalized” financial institution as of December 31, 2012, the Bank is currently classified as “adequately capitalized” as a result of the Consent Order entered into by the Bank in July 2012 with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking.  The Consent Order required, among other things, that the Bank maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%.  At December 31, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order.  As an “adequately capitalized” financial institution, the Bank may not accept brokered deposits without first obtaining a waiver from the Federal Deposit Insurance Corporation.  With such a waiver, the Bank generally may not  pay an interest rate on the brokered deposits in excess of 75 basis points above interest rates in its normal market area or the national interest rate on deposits outside of its normal market area.  The Federal Deposit Insurance Corporation insurance assessment also increases when a financial institution falls below the “well capitalized” classification.  In addition, financial institutions that are not “well capitalized,” such as the Bank, may have more difficulty obtaining certain regulatory approvals (including for acquisitions of other financial institutions and opening of new branches).

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

To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. While the Bank met the capital ratio requirements to be classified as a “well capitalized” financial institution as of December 31, 2012, the Bank is currently classified as “adequately capitalized” as a result of the Consent Order entered into by the Bank in July 2012 with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking.  The Consent Order required, among other things, that the Bank maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%.  At December 31, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order.  As an “adequately capitalized” financial institution, the Bank may not accept brokered deposits without first obtaining a waiver from the Federal Deposit Insurance Corporation.  With such a waiver, the Bank generally may not  pay an interest rate on the brokered deposits in excess of 75 basis points above interest rates in its normal market area or the national interest rate on deposits outside of its normal market area.  The Federal Deposit Insurance Corporation insurance assessment also increases when a financial institution falls below the “well capitalized” classification.  In addition, financial institutions that are not “well capitalized,” such as the Bank, may have more difficulty obtaining certain regulatory approvals (including for acquisitions of other financial institutions and opening of new branches).

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

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.  To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. While the Bank met the capital ratio requirements to be classified as a “well capitalized” financial institution as of December 31, 2012, the Bank is currently classified as “adequately capitalized” as a result of the Consent Order entered into by the Bank in July 2012 with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking.  The Consent Order required, among other things, that the Bank maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%.  At December 31, 2012, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order.  As an “adequately capitalized” financial institution, the Bank may not accept brokered deposits without first obtaining a waiver from the Federal Deposit Insurance Corporation.  With such a waiver, the Bank generally may not  pay an interest rate on the brokered deposits in excess of 75 basis points above interest rates in its normal market area or the national interest rate on deposits outside of its normal market area.  The Federal Deposit Insurance Corporation insurance assessment also increases when a financial institution falls below the “well capitalized” classification.  In addition, financial institutions that are not “well capitalized,” such as the Bank, may have more difficulty obtaining certain regulatory approvals (including for acquisitions of other financial institutions and opening of new branches).

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
Date: April 8, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Joseph J. Greco	April 8, 2013
Joseph J. Greco	Date
Chief Executive Officer

/s/ Stephen V. Ciancarelli	April 8, 2013
Stephen V. Ciancarelli	Date
Senior Vice President and Chief Financial Officer

/s/ Alphonse F. Spadaro, Jr.	April 8, 2013
Alphonse F. Spadaro, Jr.	Date
Chairman and Director

/s/ Alfred J. Ranieri, Jr.	April 8, 2013
Alfred J. Ranieri, Jr.	Date
Vice Chairman and Director

/s/ James S. Brownstein, Esq.	April 8, 2013
James S. Brownstein, Esq.	Date
Director

/s/ Joshua H. Sandman, Ph.D.	April 8, 2013
Joshua H. Sandman, Ph.D.	Date
Director

/s/ Anthony M. Avellani	April 8, 2013
Anthony M. Avellani	Date
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

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  While the Bank met the capital ratio requirements to be classified as a “well capitalized” financial institution as of December 31, 2012, the Bank is currently classified as “adequately capitalized” as a result of the Consent Order entered into by the Bank in July 2012 with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, which is described below in the following paragraphs.  As an “adequately capitalized” financial institution, the Bank may not accept brokered deposits without first obtaining a waiver from the Federal Deposit Insurance Corporation.  With such a waiver, the Bank generally may not  pay an interest rate on the brokered deposits in excess of 75 basis points above interest rates in its normal market area or the national interest rate on deposits outside of its normal market area.  The Federal Deposit Insurance Corporation insurance assessment also increases when a financial institution falls below the “well capitalized” classification.  In addition, financial institutions that are not “well capitalized,” such as the Bank, may have more difficulty obtaining certain regulatory approvals (including for acquisitions of other financial institutions and opening of new branches).

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