Form 10-Q
period 2013-03-31
SOUTHERN CONNECTICUT BANCORP INC
filed 2013-05-13
CIK 1137046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13 2013
Common Stock, $.01 par value per share	2,810,273 shares

Table of Contents
Part I – Financial Information

Item 1. Financial Statements.

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
	March 31,	December 31,
ASSETS	2013	2012
Cash and due from banks	$11,845,637	$6,913,610
Short term investments	4,569,865	4,674,556
Cash and cash equivalents	16,415,502	11,588,166
Interest bearing certificates of deposit	409,811	655,278
Available for sale securities (at fair value)	2,350,000	1,249,925
Federal Home Loan Bank stock	60,600	60,600
Loans receivable
Loans receivable	100,202,426	105,508,771
Allowance for loan losses	(2,234,391)	(2,229,334)
Loans receivable, net	97,968,035	103,279,437
Accrued interest receivable	362,323	397,497
Premises and equipment	1,850,234	1,928,353
Other real estate owned	582,911	582,911
Other assets held for sale	315,000	315,000
Other assets	1,453,152	1,389,394
Total assets	$121,767,568	$121,446,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$25,974,461	$29,906,051
Interest bearing deposits	80,649,013	78,345,187
Total deposits	106,623,474	108,251,238
Capital lease obligations	1,148,753	1,152,509
Accrued expenses and other liabilities	2,533,974	495,122
Total liabilities	110,306,201	109,898,869
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; shares authorized: 500,000; none issued	—	—
Common stock, par value $.01; shares authorized: 5,000,000; shares issued and outstanding: 2013 2,810,273; 2012 2,772,816	28,103	27,728
Additional paid-in capital	22,742,539	22,742,914
Accumulated deficit	(11,309,275)	(11,222,875)
Accumulated other comprehensive loss - net unrealized loss on available for sale securities	—	(75)
Total shareholders’ equity	11,461,367	11,547,692
Total liabilities and shareholders’ equity	$121,767,568	$121,446,561

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012
	March 31,
	2013	2012
Interest Income:
Interest and fees on loans	$1,340,940	$1,541,169
Interest on securities	251	67
Interest on short-term and other investments	17,129	16,964
Total interest income	1,358,320	1,558,200
Interest Expense:
Interest expense on deposits	179,473	286,590
Interest expense on capital lease obligations	40,198	41,969
Interest expense on repurchase agreements and other borrowings	—	98
Total interest expense	219,671	328,657
Net interest income	1,138,649	1,229,543
Provision for loan losses	—	30,000
Net interest income after provision for loan losses	1,138,649	1,199,543
Noninterest Income:
Service charges and fees	68,264	74,418
Loan prepayment fees	18,296	51,507
Other noninterest income	44,980	50,322
Total noninterest income	131,540	176,247
Noninterest Expenses:
Salaries and benefits	680,273	804,110
Professional services	175,188	161,619
Occupancy and equipment	172,653	159,707
Data processing and other outside services	75,771	66,823
FDIC Insurance	68,201	55,450
Directors fees	45,025	36,550
Insurance	26,552	32,427
Other operating expenses	112,926	116,737
Total noninterest expenses	1,356,589	1,433,423
Net loss	$(86,400)	$(57,633)

Basic and diluted loss per share	$(0.03)	$(0.02)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013 and 2012
	March 31,
	2013	2012
Net loss	$(86,400)	$(57,633)

Other comprehensive income (loss), net of taxes:
Net change in unrealized holding gain (loss) on available for sale securities	75	(1,666)
Comprehensive loss	$(86,325)	$(59,299)

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013 and 2012

	Number		Additional		Other
	of Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	(Loss) Income	Total
Balance, December 31, 2011	2,697,902	$26,979	$22,569,489	$(11,050,382)	$(153)	$11,545,933

Net loss	—	—	—	(57,633)	—	(57,633)

Other comprehensive loss	—	—	—	—	(1,666)	(1,666)

Restricted stock compensation	37,457	375	72,197	—	—	72,572

Balance, March 31, 2012	2,735,359	$27,354	$22,641,686	$(11,108,015)	$(1,819)	$11,559,206

Balance, December 31, 2012	2,772,816	$27,728	$22,742,914	$(11,222,875)	$(75)	$11,547,692

Net Loss	—	—	—	(86,400)	—	(86,400)

Other comprehensive income	—	—	—	—	75	75

Issuance of restricted stock	37,457	375	(375)	—	—	—

Balance, March 31, 2013	2,810,273	$28,103	$22,742,539	$(11,309,275)	$—	$11,461,367

See Notes to Consolidated Financial Statements

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
	2013	2012
Cash Flows From Operations
Net loss	$(86,400)	$(57,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,065	58,519
Share based compensation	—	72,572
Provision for loan losses	—	30,000
Gain on sale of other real estate owned	—	(2,896)
Increase in cash surrender value of life insurance	(13,214)	(9,990)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses and other liabilities	2,038,852	(134,787)
Decrease in accrued interest receivable	35,174	63,471
(Decrease) increase in deferred loan fees	(4,489)	9,845
(Increase) decrease in other assets	(50,544)	133,658
Net cash provided by operating activities	1,974,444	162,759

Cash Flows From Investing Activities
Net decrease in loans receivable	5,315,891	4,942,953
Proceeds from maturities of available for sale securities	2,350,000	3,550,000
Purchases of available for sale securities	(3,450,000)	(3,596,158)
Proceeds from maturities of interest bearing certificates of deposits	245,467	—
Proceeds from disposal of premises and equipment	23,054	—
Purchases of premises and equipment	—	(9,248)
Purchases of interest bearing certificates of deposits	—	(555,000)
Proceeds from the sale of other real estate owned	—	181,644
Redemptions of Federal Home Loan Bank stock	—	5,500
Net cash provided by investing activities	4,484,412	4,519,691
Cash Flows From Financing Activities
Net increase (decrease) in certificates of deposit	1,952,349	(3,747,655)
Net decrease in demand, savings and money market deposits	(3,580,113)	(7,812,388)
Principal repayments on capital lease obligations	(3,756)	(1,873)
Net decrease in repurchase agreements	—	121,551
Net cash used in financing activities	(1,631,520)	(11,440,365)
Net increase (decrease) in cash and cash equivalents	4,827,336	(6,757,915)
Cash and cash equivalents
Beginning	11,588,166	24,932,203
Ending	$16,415,502	$18,174,288

See Notes to Consolidated Financial Statements

(Continued)

SOUTHERN CONNECTICUT BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Three Months Ended March 31, 2013 and 2012

	2013	2012

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$232,026	$338,686

Unrealized holding gains (losses) on available for sale securities arising during the period	$75	$(1,666)

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

On January 16, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Bank, a Connecticut-chartered mutual savings bank with its main office in Middletown, Connecticut (“Liberty”), pursuant to which a to-be-formed wholly-owned subsidiary of Liberty will be merged with and into the Company with the Company being the surviving entity, immediately followed by the merger of the Company with and into Liberty with Liberty being the surviving entity (collectively, the “Merger”), and immediately followed by the merger of the Bank with and into Liberty with Liberty being the surviving bank, as described in Note 14.

Note 2. Basis of Financial Statement Presentation

The consolidated interim financial statements include the accounts of the Company and its subsidiaries. The consolidated interim financial statements and notes thereto have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the year as a whole. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of the Company and notes thereto as of December 31, 2012, filed with the Securities and Exchange Commission on Form 10-K\A on April 8, 2013. Certain amounts included in the 2012 consolidated financial statements have been reclassified to conform with the 2013 presentation. Such reclassification had no impact on net loss.

Note 3. Available for Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and approximate fair values of available for sale securities at March 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
U.S. Treasury Bills	$2,350,000	$—	$—	$2,350,000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
U.S. Treasury Bills	$1,250,000	$—	$(75)	$1,249,925

The following table presents the Company’s available for sale securities, gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position, at March 31, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$2,350,000	$—	$—	$—	$2,350,000	$—

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury Bills	$1,249,925	$75	$—	$—	$1,249,925	$75

At March 31, 2013, the Company had no available for sale securities in an unrealized loss position. At December 31, 2012, the Company had two available for sale securities in an unrealized loss position.

The amortized cost and fair value of available for sale debt securities at March 31, 2013 by contractual maturity are presented below:

	Amortized	Fair
Maturity:	Cost	Value
Within one year	$2,350,000	$2,350,000

 Note 4. Loans Receivable and Allowance for Loan Losses

A summary of the Company’s loan portfolio at March 31, 2013 and December 31, 2012 was as follows:

	2013	2012
Commercial loans secured by real estate	$64,594,296	$	$ 64,677,545
Commercial	21,143,983		25,911,897
Residential mortgages	12,817,625		13,182,841
Construction and land	1,421,183		1,441,740
Consumer	329,683		403,581
Total loans	100,306,770		105,617,604
Net deferred loan fees	(104,344)		(108,833)
Allowance for loan losses	(2,234,391)		(2,229,33)
Loans receivable, net	$97,968,035		$103,279,437

The following tables detail the period end loan balances and the period end allowance for loan losses balances by portfolio segment that were collectively and individually evaluated for impairment as of March 31, 2013 and December 31, 2012.

March 31, 2013	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$60,196,149	$17,612,307	$12,040,913	$96,632	$329,683	$90,275,684
Loans individually evaluated for impairment	4,398,147	3,531,676	776,712	1,324,551	—	10,031,086
Total	$64,594,296	$21,143,983	$12,817,625	$1,421,183	$329,683	$100,306,770

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,257,720	$730,116	$238,079	$2,202	$6,274	$2,234,391
Loans individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period	$1,257,720	$730,116	$238,079	$2,202	$6,274	$2,234,391

December 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Period-end loan balances:
Loans collectively evaluated for impairment	$60,179,921	$22,347,966	$12,322,319	$98,445	$403,581	$95,352,232
Loans individually evaluated for impairment	4,497,624	3,563,931	860,522	1,343,295	—	10,265,372
Total	$64,677,545	$25,911,897	$13,182,841	$1,441,740	$403,581	$105,617,604

Period-end allowance amount allocated to:
Loans collectively evaluated for impairment	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334
Loans individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334

            The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

March 31, 2013	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,150,619	$844,347	$225,601	$2,062	$6,705	$2,229,334
Provision for loan losses	104,512	(116,699)	12,478	140	(431)	—
Loans charged-off	—	(9,944)	—	—	—	(9,944)
Recoveries of loans previously charged-off	2,589	12,412	—	—	—	15,001
Net recoveries (charge-offs)	2,589	2,468	—	—	—	5,057
Balance at end of period	$1,257,720	$730,116	$238,079	$2,202	$6,274	$2,234,391
Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,257,720	$730,116	$238,079	$2,202	$6,274	$2,234,391
Loans individually evaluated for impairment	—	—	—	—	—	—
Balance at end of period	$1,257,720	$730,116	$238,079	$2,202	$6,274	$2,234,391

March 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Residential Mortgages	Construction and Land	Consumer	Total
Balance at beginning of year	$1,122,699	$965,979	$187,224	$20,431	$3,292	$2,299,625
Provision for (credit to) loan losses	(85,023)	119,871	(4,970)	(80)	202	30,000
Loans charged-off	—	—	—	—	—	—
Recoveries of loans previously charged-off	28,543	41,732	—	—	—	70,275
Net charge-offs	28,543	41,732	—	—	—	70,275
Balance at end of period	$1,066,219	$1,127,582	$182,254	$20,351	$3,494	$2,399,900

Period-end amount allocated to:
Loans collectively evaluated for impairment	$1,066,219	$935,516	$182,254	$20,351	$3,494	$2,207,834
Loans individually evaluated for impairment	—	192,066	—	—	—	192,066
Balance at end of period	$1,066,219	$1,127,582	$182,254	$20,351	$3,494	$2,399,900

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

The following tables relate to impaired loans as of March 31, 2013 and December 31, 2012:

March 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial loans secured by real estate	$4,511,270	$4,398,147	$—	$4,398,147	$—
Commercial	4,857,300	3,531,676	—	3,531,676	—
Construction and land	1,324,551	1,324,551	—	1,324,551	—
Residential mortgages	990,503	776,712	—	776,712	—
Total	$11,683,624	$10,031,086	$—	$10,031,086	$—

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial loans secured by real estate	$4,610,747	$4,497,624	$—	$4,497,624	$—
Commercial	4,880,211	3,563,931	—	3,563,931	—
Construction and land	1,343,295	1,343,295	—	1,343,295	—
Residential mortgages	1,074,313	860,522	—	860,522	—
Total	$11,908,566	$10,265,372	$—	$10,265,372	$—

 The following table relates to interest income recognized by class of impaired loans as of and for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans secured by real estate	$4,466,201	$17,410	$2,095,449	$23,867
Commercial	3,542,248	40,861	3,639,330	31,238
Construction and land	1,335,485	18,533	1,415,208	12,500
Residential mortgages	836,663	9,096	658,201	2,768
Consumer	—	—	930	13
Total	$10,180,597	$85,900	$7,809,118	$70,386

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

At March 31, 2013 and December 31, 2012, the unpaid principal balances of loans placed on nonaccrual status were $5,054,364 and $5,179,441, respectively. At March 31, 2013, three commercial real estate loans with an aggregate principal balance of $3,611,125 and three commercial loans with an aggregate principal balance of $1,846,196 were considered to be troubled debt restructurings. There are no further commitments to lend funds to these borrowers. There was one commercial loan past due 90 days or more and still accruing interest at March 31, 2013. There were no loans past due 90 days or more and still accruing interest at December 31, 2012.

Nonaccrual loans segregated by class of loans as of March 31, 2013 and December 31, 2012 were as follows:

Non-accrual loans by class
	2013	2012
Commercial loans secured by real estate	$1,026,201	$1,040,453
Commercial	1,926,900	1,935,171
Construction and land	1,324,551	1,343,295
Residential mortgages	776,712	860,522
	$5,054,364	$5,179,441

An age analysis of past due loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 is as follows:

March 31, 2013	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$1,574,755	$1,026,201	$2,600,956	$61,993,340	$64,594,296	$—
Commercial	993,897	2,426,900	3,420,797	17,723,186	21,143,983	500,000
Residential mortgages	35,131	776,712	811,843	12,005,782	12,817,625	—
Construction and land	—	1,324,551	1,324,551	96,632	1,421,183	—
Consumer	25,026	—	25,026	304,657	329,683	—
	$2,628,809	$5,554,364	$8,183,173	$92,123,597	$100,306,770	$500,000

December 31, 2012	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial loans secured by real estate	$363,284	$1,040,453	$1,403,737	$63,273,808	$64,677,545	$—
Commercial	608,612	1,935,171	2,543,783	23,368,114	25,911,897	—
Residential mortgages	—	860,522	860,522	12,322,319	13,182,841	—
Construction and land	—	1,343,295	1,343,295	98,445	1,441,740	—
Consumer	26,273	—	26,273	377,308	403,581	—
	$998,169	$5,179,441	$6,177,610	$99,439,994	$105,617,604	$—

Troubled Debt Restructurings. The recorded investment balance of TDRs, net of charge-offs, as of March 31, 2013 and December 31, 2012 was $5,457,000 and $5,577,000, respectively. At March 31, 2013 and December 31, 2012, the recorded investment balance included $877,000 and $941,000, respectively, for a commercial and industrial loan which returned to accrual status during the second quarter of 2012, as it had performed in accordance with the terms and conditions of its restructuring agreement for a period of one year. At both March 31, 2013 and December 31, 2012, there were no specific reserves recorded for TDRs. There were no charge-offs of TDRs during the three months ended March 31, 2013 and 2012. There were no additional funds committed to borrowers in TDR status at March 31, 2013.

There were no loans previously modified as TDRs for which there were payment defaults during the three months ended March 31, 2013.

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

Consumer Residential Mortgage Loans. The Company does not assign risk ratings to consumer residential mortgage loans. Consumer residential mortgage loans are considered “Pass” loans until such time that it is determined that the loan is impaired. For our consumer residential real estate loans, the Company orders an appraisal at 90 days past due. In the event there is a collateral shortfall, the Company records partial or full charge-offs of the loan balances, typically immediately.

Consumer Loans. The Company does not assign risk ratings to consumer loans. Consumer loans are considered “Pass” loans until such time that it is determined that the loan is impaired. In the event a consumer loan becomes impaired, the entire balance of the loan is typically charged off immediately.

The following tables present credit risk ratings by class of loan as of March 31, 2013 and December 31, 2012:

March 31, 2013	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$51,201,780	$14,131,443	$96,632	$11,672,382	$329,683	$77,431,920
Special Mention	9,409,128	979,132	—	145,051	—	10,533,311
Substandard	3,983,388	6,033,408	1,324,551	1,000,192	—	12,341,539
Total	$64,594,296	$21,143,983	$1,421,183	$12,817,625	$329,683	$100,306,770

December 31, 2012	Commercial Loans Secured by Real Estate	Commercial	Construction and Land	Residential Mortgages	Consumer	Total
Risk Rating:
Pass	$50,805,961	$19,325,262	$98,445	$12,176,580	$403,581	$82,809,829
Special Mention	8,006,881	2,616,278	—	145,739	—	10,768,898
Substandard	5,864,703	3,970,357	1,343,295	860,522	—	12,038,877
Total	$64,677,545	$25,911,897	$1,441,740	$13,182,841	$403,581	$105,617,604

Note 5. Deposits

At March 31, 2013 and December 31, 2012, deposits consisted of the following:

	2013	2012
Noninterest bearing	$25,974,461	$29,906,051
Interest bearing:
Checking	3,615,320	5,110,736
Money Market	38,603,326	36,649,525
Savings	2,770,395	2,877,303
Time certificates, less than $100,000 (1)	10,736,846	10,873,751
Time certificates, $100,000 or more (2)	24,923,126	22,833,872
Total interest bearing	80,649,013	78,345,187
Total deposits	$106,623,474	$108,251,238

(1)	Included in time certificates of deposit, less than $100,000, at March 31, 2013 and December 31, 2012 were brokered deposits totaling $472,907 and $469,037, respectively.

(2)	Included in time certificates of deposit, $100,000 or more, at March 31, 2013 and December 31, 2012 were brokered deposits totaling $2,026,998 and $4,049,919, respectively.

Brokered deposits at March 31, 2013 and December 31, 2012 were as follows:

	2013	2012
Bank customer time certificates of deposit placed through CDARS to ensure FDIC coverage	$281,491	$279,382
Time certificates of deposit purchased by the Bank through CDARS	2,026,998	4,049,919
Other brokered time certificates of deposit	191,416	189,655
Total brokered deposits	$2,499,905	$4,518,956

As a result of the Consent Order, described in Note 13, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval during the period in which the Consent Order is in place.

Note 6. Available Borrowings

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLB”). At March 31, 2013, the Bank had the ability to borrow from the FHLB based on a certain percentage of the value of the Bank’s qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. There were no borrowings outstanding with the FHLB at March 31, 2013.

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

Note 7. Shareholders’ Equity

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

The following is information about the computation of loss per share for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013			2012
		Weighted			Weighted
	Net	Average	Amount	Net	Average	Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic Loss Per Share
Loss available to common shareholders	$(86,400)	2,809,857	$(0.03)	$(57,633)	2,711,485	$(0.02)
Effect of Dilutive Securities
Warrants/Restricted Stock/Stock Options outstanding	—	—	—	—	—	—
Loss available to common shareholders plus assumed conversions	$(86,400)	2,809,857	$(0.03)	$(57,633)	2,711,485	$(0.02)

For the three months ended March 31, 2013 and 2012, common stock equivalents of 0 shares and 27,167 shares have been excluded from the computation of net loss per share because the inclusion of such common stock equivalents is anti-dilutive.

Restricted stock plan

The Company had no unvested restricted stock outstanding at March 31, 2013. A summary of the status of the Company’s nonvested restricted stock at March 31, 2013 and changes during the period then ended, is as follows:

Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock at December 31, 2012	37,457	$1.55
Granted	—	—
Vested and issued	(37,457)	1.55
Forfeited	—	—
Nonvested restricted stock at March 31, 2013	—	$—

During the three months ended March 31, 2013, there were no shares of time-based restricted stock granted to senior management. As of March 31, 2013, there was no unrecognized compensation cost related to restricted stock.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Commitments to extend credit:
Future loan commitments	$685,000	$3,025,000
Unused lines of credit	16,419,056	15,629,121
Financial standby letters of credit	1,945,140	1,954,807
Undisbursed construction loans	450,000	450,000
	$19,499,196	$21,058,928

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

Standby letters of credit are written commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at their fair value at inception. The liability related to guarantees recorded at March 31, 2013 and December 31, 2012 was not significant.

Note 9. Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. A description of the valuation methodologies used for assets and liabilities recorded at fair value, and for estimating fair value for financial and non-financial instruments not recorded at fair value, is set forth below.

Cash and due from banks, short-term investments, interest bearing certificates of deposit, accrued interest receivable and accrued interest payable

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

At March 31, 2013 and December 31, 2012, the Company’s collateral dependent loans receivable considered impaired that were newly measured for fair value purposes during such periods, were categorized as Level 3 within the fair value hierarchy, and the balances, net of related specific reserves, were $0 and $3,448,058, respectively. The remaining balance of loans receivable was classified as Level 2 within the fair value hierarchy.

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

The following tables detail the financial instruments carried at fair value and measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Bills	$2,350,000	$2,350,000	$—	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury Bills	$1,249,925	$1,249,925	$—	$—

The following tables detail the financial instruments carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value
Impaired loans (1)	$—	$—	$—	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets held at fair value
Impaired loans (1)	$3,448,058	$—	$—	$3,448,058

(1)
Represents carrying value and related write-downs for which adjustments are based on appraised value. Management makes adjustments to the appraised values as necessary to consider declines in real estate values since the time of the appraisal. Such adjustments are based on management’s knowledge of the local real estate markets.

The following tables detail the nonfinancial asset amounts that were carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets held for sale	$315,000	$—	$315,000	$—
Other real estate owned	$582,911	$—	$—	$582,911

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets held for sale	$315,000	$—	$315,000	$—
Other real estate owned	$582,911	$—	$—	$582,911

The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Certain financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair value amounts as of March 31, 2013 and December 31, 2012 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at such dates.

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

The following is a summary of the recorded book balances and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

		March 31, 2013		December 31, 2012
	Fair Value	Recorded		Recorded
	Hierarachy	Book		Book
	Level	Balance	Fair Value	Balance	Fair Value
Financial Assets:
Cash and due from banks	Level 1	$11,845,637	$11,845,637	$6,913,610	$6,913,610
Short-term investments	Level 1	4,569,865	4,569,865	4,674,556	4,674,556
Interest bearing certificates of deposit	Level 1	409,811	409,811	655,278	655,278
Available for sale securities	Level 1	2,350,000	2,350,000	1,249,925	1,249,925
Federal Home Loan Bank stock	Level 3	60,600	60,600	60,600	60,600
Loans receivable, net:
Observable inputs	Level 2	92,913,671	94,164,636	98,099,996	99,788,559
Unobservable inputs	Level 3	5,054,364	5,054,364	5,179,441	5,179,441
Accrued interest receivable	Level 1	362,323	362,323	397,497	397,497
Servicing rights	Level 2	5,604	14,081	6,012	15,106
Interest only strips	Level 2	7,239	11,676	7,769	12,531

Financial Liabilities:
Noninterest-bearing deposits	Level 1	25,974,461	25,974,461	29,906,051	29,906,051
Interest bearing checking accounts	Level 1	3,615,320	3,615,320	5,110,736	5,110,736
Money market deposits	Level 1	38,603,326	38,603,326	36,649,525	36,649,525
Savings deposits	Level 1	2,770,395	2,770,395	2,877,303	2,877,303
Time certificates of deposits	Level 2	35,659,972	36,200,000	33,707,623	34,357,000
Accrued interest payable	Level 1	34,409	34,409	46,764	46,764

Unrecognized financial instruments

Loan commitments on which the committed interest rate is less than the current market rate were insignificant at March 31, 2013 and December 31, 2012.

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

Under the employment agreement, the individual will serve as President of the Company and the Bank and Senior Loan Officer of the Bank for the period from January 1, 2013 to December 31, 2013, unless the employment agreement is terminated earlier in accordance with its terms. The President and Senior Loan Officer will be paid a base salary at the annual rate of $175,000 and be eligible for salary increases and bonuses reflecting job performance achievements at the discretion of the Board of Directors of the Company and the Bank. In addition, the President and Senior Loan Officer will be provided with group life insurance and comprehensive health insurance, including major medical coverage, comparable to the coverage provided to officers generally. The President and Senior Loan Officer will also be eligible to participate in any profit sharing plan or 401(k) plan in accordance with their terms.

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

Information about the reporting segments and reconciliation of such information to the consolidated financial statements was as follows:

Three Months Ended March 31, 2013
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,137,871	$523	$255	$—	$1,138,649

Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	1,137,871	523	255	—	1,138,649

Noninterest income	124,676	—	6,864	—	131,540

Noninterest expense	1,319,164	193	37,232	—	1,356,589

Net (loss) income	(56,617)	330	(30,113)	—	(86,400)

Total assets as of March 31, 2013	121,137,880	45,228	11,477,168	(10,982,708)	121,677,568

Three Months Ended March 31, 2012
	Community	Mortgage	Holding	Elimination	Consolidated
	Banking	Brokerage	Company	Entries	Total
Net interest income	$1,227,911	$1,421	$211	$—	$1,229,543

Provision for loan losses	30,000	—	—	—	30,000

Net interest income after provision for loan losses	1,197,911	1,421	211	—	1,199,543

Noninterest income	167,292	—	8,955	—	176,247

Noninterest expense	1,402,204	193	31,026	—	1,433,423

Net (loss) income	(37,001)	1,228	(21,860)	—	(57,633)

Total assets as of March 31, 2012	133,773,203	43,447	11,569,107	(10,977,731)	134,408,026

Note 12. Recent Accounting Pronouncement

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Non-public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2013. The Company adopted the methodologies prescribed by this ASU during the quarter ended March 31, 2013. Adoption of this guidance did not have a material effect on the Company’s financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. While the Bank met the capital ratio quantitative requirements to be classified as a “well capitalized” financial institution as of March 31, 2013, the Bank is currently classified as “adequately capitalized” as a result of the Consent Order entered into by the Bank in July 2012 with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, which is described below in the following paragraphs. As an “adequately capitalized” financial institution, the Bank may not accept brokered deposits without first obtaining a waiver from the Federal Deposit Insurance Corporation. With such a waiver, the Bank generally may not pay an interest rate on the brokered deposits in excess of 75 basis points above interest rates in its normal market area or the national interest rate on deposits outside of its normal market area. The Federal Deposit Insurance Corporation insurance assessment also increases when a financial institution falls below the “well capitalized” classification. In addition, financial institutions that are not “well capitalized,” such as the Bank, may have more difficulty obtaining certain regulatory approvals (including for acquisitions of other financial institutions and opening of new branches).

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

The Consent Order requires the Bank to maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%. At March 31, 2013, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. In September 2012, the Bank also submitted a revised capital plan outlining its strategy for increasing its capital amounts and ratios to the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking for their approval. The capital plan included a profit and budget plan and a plan to reduce classified assets. In October 2012, the Bank received regulatory approval for its revised capital plan. Further regulatory action is possible if the Bank does not continue to maintain the minimum capital ratios set forth in the Consent Order.

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

Note 14. Pending Merger Transaction

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

The following discussion and analysis is intended to assist you in understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the accompanying unaudited financial statements as of and for the three months ended March 31, 2013 and 2012 together with the audited financial statements as of and for the year ended December 31, 2012, included in the Company’s Form 10-K\A filed with the Securities and Exchange Commission on April 8, 2013.

Summary

As of March 31, 2013, the Company had $121.8 million of total assets, $100.2 million of gross loans receivable, and $106.6 million of total deposits. Total equity capital at March 31, 2013 was $11.5 million and the Company’s Tier I Leverage Capital Ratio was 9.53%.

The Company had a net loss for the quarter ended March 31, 2013 of $86,000 (or basic and diluted loss per share of $0.03) as compared to a net loss of $58,000 (or basic and diluted loss per share of $0.02) for the first quarter of 2012.

The Company’s operating results for the first quarter of 2013, when compared to the same period of 2012, were influenced by the following factors:

●
Net interest income decreased by $91,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio and the reversal of $42,000 of interest income for one commercial TDR loan resulting from the reclassification of such amount to a reduction in the loan’s principal balance where the amount was initially recorded), which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

●	Provision for loan losses decreased by $30,000 primarily due to declines in loan balances subject to the general reserve;
●
Noninterest income decreased by $44,000 because of decreases in loan prepayment fees recognized during the three months ended March 31, 2013 compared to the same period of 2012 as well as a decline in other noninterest income and a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses decreased by $76,000 during the first quarter of 2013 compared to the same period of 2012 primarily due to a decrease in salaries and benefits expense, which was partially offset by increases in occupancy and equipment expense, professional services and the cost of FDIC insurance. The decrease in salaries and benefits during the first quarter of 2013 when compared to the first quarter of 2012 was primarily attributable to restricted stock compensation expense recorded by the Company for restricted stock that vested during the first quarter of 2012 as a result of the Chief Executive Officer’s employment agreement and restricted stock agreement being executed on February 28, 2012 with no such expense incurred during the first quarter of 2013. The increase in occupancy and equipment expense was attributable to increased property taxes and maintenance costs. The increase in professional services was due to increased costs for legal and auditing services performed in the first quarter of 2013 when compared to the same period in 2012. The cost of FDIC insurance increased during the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase in FDIC assessment rates, which was partially offset by a decline in balances subject to the FDIC deposit insurance assessment.

Critical Accounting Policy

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to reporting the results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company’s only critical accounting policy, which is the policy that is most important to the portrayal of the Company’s financial condition and results, and requires management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has reviewed this critical accounting policy and estimates with its audit committee. Refer to the discussion below under “Allowance for Loan Losses” and Note 1 to the audited Consolidated Financial Statements as of and for the year ended December 31, 2012 included in the Company’s Form 10-K\A filed with the Securities and Exchange Commission on April 8, 2013.

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

Most TDRs are placed on nonaccrual status at the time of restructuring, and continue on nonaccrual status until they have performed under the revised terms of the modified loan agreement for a minimum of six months. In certain instances, for TDRs that are on accrual status at the time the loans are restructured, the Bank may continue to classify the loans as accruing loans based upon the terms and conditions of the restructuring. At March 31, 2013, the Bank had two commercial and industrial loans and one commercial loan secured by real estate classified as TDRs on nonaccrual status and two commercial loans secured by real estate and one commercial loan classified as TDRs on accrual status. TDRs are classified as impaired loans and remain as TDRs for the remaining life of the loan. At March 31, 2013, all TDRs have been performing in accordance with the restructured terms.

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

Due to the relatively small asset size and loans outstanding of the Company, the Company uses readily available data from the FDIC regarding the loss experience of national banks with assets between $100 million and $300 million and combines this data with the Company’s actual loss experience to develop average loss factors by weighting the national banks’ loss experience and the Company’s loss experience. In reviewing the performance and trends of the Company’s loan portfolio during the year ended December 31, 2012 compared to the year ended December 31, 2011, management determined to update the methodology relating to the calculation of the general reserve by reducing the historical loss period to three years from the four year loss period utilized during the year ended December 31, 2011, which is considered more representative of average annual losses inherent in the Bank’s loan portfolio. The Company returned to the use of the three year loss period at December 31, 2012 after considering trends in loan loss activity, current loan portfolio quality and present economic, political and regulatory conditions, and continued using this three year loss period at March 31, 2013. Since there was no significant change in both the Company’s asset size and outstanding loan balance during 2012 or the first quarter of 2013, the Company determined to continue to weight the loss experience of national banks and the Company’s loss experience equally. As the size of the Company’s loan portfolio becomes more significant, the Company intends to weight the Company’s loss experience more heavily in determining the allowance for loan loss provision.

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

Based upon this evaluation, management believes the allowance for loan losses of $2,234,391 or 2.23% of gross loans outstanding at March 31, 2013 is adequate, under prevailing economic conditions, to absorb losses on existing loans.

At December 31, 2012, the allowance for loan losses was $2,229,334 or 2.11% of gross loans outstanding. The increase in the allowance at March 31, 2013 compared to December 31, 2012 was attributable to a $5,000 increase in the general component of the allowance. The $5,000 increase in the general component of the reserve from December 31, 2012 to March 31, 2013 was due to net recoveries realized by the Company during the first quarter of 2013.

The Company’s provision for loan losses decreased by $30,000 for the quarter ended March 31, 2013 compared to the same period in 2012 primarily due to declines in loan balances subject to the general reserve.

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

Allowance for Loan Losses and Nonaccrual, Past Due and Restructured Loans

The changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Balance at beginning of year	$2,229,334	$2,299,625
Provision for loan losses	—	30,000
Recoveries of loans previously charged-off:
Commercial	12,412	70,275
Commercial loans secured by real estate	2,589	—
Total recoveries	15,001	70,275
Loans charged-off:
Commercial	(9,944)	—
Total charge-offs	(9,944)	—
Balance at end of period	$2,234,391	$2,399,900
Net recoveries to average loans	0.01%	0.06%

Non-Performing Assets and Potential Problem Loans

The following table represents non-performing assets and potential problem loans at March 31, 2013 and December 31, 2012:

Nonaccrual loans:	2013	2012
Commercial	$1,685,479	$1,687,827
Construction and land	1,324,551	1,343,295
Residential mortgages	776,712	860,522
Commercial loans secured by real estate	787,023	796,775
Total non-accrual loans	4,573,765	4,688,419
Troubled debt restructured (TDR) loans:
Nonaccrual TDR loans not included in total nonaccrual loans above:
Commercial	241,421	247,344
Commercial loans secured by real estate	239,178	243,678
Accruing TDR impaired loans:
Commercial loans secured by real estate	3,371,947	3,457,170
Commercial	1,604,775	1,628,761
Total impaired loans	10,031,086	10,265,372
Foreclosed assets:
Commercial	582,911	582,911
Total non-performing assets	$10,613,997	$10,848,283

Ratio of non-performing assets to:
Total loans and foreclosed assets	10.53%	10.23%
Total assets	8.72%	8.93%
Accruing past due loans:
30 to 89 days past due	$2,628,809	$998,169
90 or more days past due	500,000	—
Total accruing past due loans	$3,128,809	$998,169
Ratio of accruing past due loans to total loans net of unearned income:
30 to 89 days past due	2.62%	0.95%
90 or more days past due	0.50%	0.00%
Total accruing past due loans	3.12%	0.95%

Recent Accounting Changes

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Non-public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2013. The Company adopted the methodologies prescribed by this ASU during the quarter ended March 31, 2013. Adoption of this guidance did not have a material effect on the Company’s financial statements.

Comparison of Financial Condition as of March 31, 2013 versus December 31, 2012

General

The Company’s total assets were $121.8 million at March 31, 2013, an increase of $300,000 over total assets of $121.5 million at December 31, 2012. The Bank’s net loans receivable decreased to $98.0 million at March 31, 2013 from $103.3 million at December 31, 2012, and cash and cash equivalents, including short term investments, increased to $16.4 million as of March 31, 2013 from $11.6 million as of December 31, 2012. Total deposits decreased to $106.6 million as of March 31, 2013 from $108.2 million as of December 31, 2012. Accrued expenses and other liabilities increased $2.0 million to $2.5 million as of March 31, 2013 from $500,000 at December 31, 2012.

Short-term investments

Short-term investments, consisting of money market investments, decreased to $4.6 million at March 31, 2013 from $4.7 million at December 31, 2012.

Investments

Available for sale securities, which consisted of U.S. Treasury Bills, increased $1.1 million to $2.3 million at March 31, 2013 from $1.2 million at December 31, 2012. The Company uses the U.S. Treasury Bills included in its available for sale securities portfolio to meet pledge requirements for public deposits. The Company classifies its securities as “available for sale” to provide greater flexibility to respond to changes in interest rates as well as future liquidity needs.

Loans

Interest income on loans is the most important component of the Company’s net interest income. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The Company’s net loan portfolio was $98.0 million at March 31, 2013 versus $103.3 million at December 31, 2012, a decrease of $5.3 million. The Company attributes the decline in loan balances during the first three months of 2013 to a decline in loan demand. The Bank’s loans have been made to small to medium-sized businesses, primarily in the Greater New Haven Market. There are no other significant loan concentrations in the loan portfolio.

Deposits

Total deposits were $106.6 million at March 31, 2013, a decrease of $1.6 million or 1.5% from total deposits of $108.2 million at December 31, 2012. Non-interest bearing deposits were $26.0 million at March 31, 2013, a decrease of $3.9 million or 13.2% from $29.9 million at December 31, 2012. Total interest bearing checking, money market and savings deposits increased $400,000 or 0.8% to $45.0 million at March 31, 2013 from $44.6 million at December 31, 2012. Time deposits increased $1.9 million or 3.4% to $35.6 million at March 31, 2013 from $33.7 million at December 31, 2012. Included in time deposits at March 31, 2013 and December 31, 2012 were $2.5 million and $4.5 million, respectively, of brokered deposits. This included the Company’s placement of $2.0 million and $4.0 million in customer deposits at March 31, 2013 and December 31, 2012, respectively, and the purchase of $300,000 in brokered certificates of deposit through the CDARS program at both March 31, 2013 and December 31, 2012, respectively. As a result of the Consent Order, the Bank does not intend to renew or accept brokered deposits without obtaining prior regulatory approval during the period in which the Consent Order is in place.

The Greater New Haven Market is highly competitive. The Bank faces competition from a large number of banks (ranging from small community banks to large international banks), credit unions, and other providers of financial services. The level of rates offered by the Bank reflects the high level of competition in the Bank’s market.

Other

Accrued expenses and other liabilities totaled $2.5 million at March 31, 2013 as compared to $500,000 at December 31, 2012. The increase was attributable to $2.0 million in loan payments received from a borrower on March 31, 2013 that were due to a participating bank for such participating bank’s portion of the loan repayment. On April 1, 2013, the Bank remitted the $2.0 million to the participating bank and accrued expenses and other liabilities decreased by such amount.

Results of Operations: Comparison of Results for the three months ended March 31, 2013 and 2012

General

The Company had a net loss for the quarter ended March 31, 2013 of $86,000 (or basic and diluted loss per share of $0.03) as compared to a net loss of $58,000 (or basic and diluted loss per share of $0.02) for the first quarter of 2012.

 The Company’s operating results for the first quarter of 2013, when compared to the same period of 2012, were influenced by the following factors:

●
Net interest income decreased by $91,000 due to the combined effects of decreases in loan volume and lower yields on interest earning assets (primarily attributable to a decline in yields in the loan portfolio and the reversal of $42,000 of interest income for one commercial TDR loan resulting from the reclassification of such amount to a reduction in the loan’s principal balance where the amount was initially recorded), which were partially offset by decreases in liability volumes and lower rates paid on interest bearing liabilities;

●	Provision for loan losses decreased by $30,000 primarily due to declines in loan balances subject to the general reserve;
●
Noninterest income decreased by $44,000 because of decreases in loan prepayment fees recognized during the three months ended March 31, 2013 compared to the same period of 2012 as well as a decline in other noninterest income and a decrease in service charges and fees resulting from changes in the business practices of customers of the Bank; and

●
Noninterest expenses decreased by $76,000 during the first quarter of 2013 compared to the same period of 2012 primarily due to a decrease in salaries and benefits expense, which was partially offset by increases in occupancy and equipment expense, professional services and the cost of FDIC insurance. The decrease in salaries and benefits during the first quarter of 2013 when compared to the first quarter of 2012 was primarily attributable to restricted stock that vested during the first quarter of 2012 as a result of the Chief Executive Officer’s employment agreement and restricted stock agreement being executed on February 28, 2012 with no such expense incurred during the first quarter of 2013. The increase in occupancy and equipment expense was attributable to increased property taxes and maintenance costs. The increase in professional services was due to increased costs for legal and auditing services performed in the first quarter of 2013 when compared to the same period in 2012. The cost of FDIC insurance increased during the first quarter of 2013 compared to the first quarter of 2012 primarily due to an increase in FDIC assessment rates, which was partially offset by a decline in balances subject to the FDIC deposit insurance assessment.

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

For the quarter ended March 31, 2013, net interest income was $1,139,000 versus $1,230,000 for the same period in 2012. The $91,000 or 7.4% decrease was the result of a $200,000 decrease in interest income partially offset by a $109,000 decrease in interest expense. This net decrease was primarily the result of decreased asset volumes and lower yields on interest earning assets, which were partially offset by decreases in average balances on interest bearing liabilities and lower rates on interest bearing liabilities.

The Company’s average total interest earning assets were $110.6 million during the quarter ended March 31, 2013 compared to $123.0 million for the same period in 2012, a decrease of $12.4 million or 10.1%. The decrease in average interest earning assets of $12.4 million during the quarter ended March 31, 2013 was comprised of decreases in average balances of loans of $8.0 million, decreases in average balances of short-term and other investments of $2.7 million and a $1.7 million decrease in average balance of investments.

The yield on average interest earning assets for the quarter ended March 31, 2013 was 4.98% compared to 5.08% for the same period in 2012, a decrease of 10 basis points. The decrease in the yield on average interest earning assets was primarily attributable to lower yields on the Bank’s loan portfolio because of the lower interest rate environment as well as the reversal of $42,000 of interest income for one commercial TDR loan resulting from the reclassification of such amount to a reduction in the loan’s principal balance where the amount was initially recorded.

The combined effects of the $12.4 million decrease in average balances of interest earning assets and the 10 basis point decrease in yield on average interest earning assets resulted in the $200,000 decline in interest income for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

The average balance of the Company’s interest bearing liabilities was $80.4 million during the quarter ended March 31, 2013 compared to $98.1 million for the quarter ended March 31, 2012, a decrease of $17.7 million or 18.0%. The cost of average interest bearing liabilities decreased 24 basis points to 1.10% for the quarter ended March 31, 2013 compared to 1.34% for the same period in 2012 due to maturities of higher priced time deposits as well as a general decrease in market interest rates.

The combined effect of the 24 basis point decrease in cost of average interest bearing liabilities and the $17.7 million decrease in average balances of interest bearing liabilities resulted in the $109,000 decrease in interest expense for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

Average Balances, Yields, and Rates

The following table presents average balance sheets (daily averages), interest income, interest expense, and the corresponding annualized rates on interest earning assets and rates paid on interest bearing liabilities for the three months ended March 31, 2013 and 2012:

Distribution of Assets, Liabilities and Shareholders’ Equity;
Interest Rates and Interest Differential
	2013			2012
							Change
		Interest			Interest		in Interest	Change in
	Average	Income/	Average	Average	Income/	Average	Income/	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Expense	Balance
Interest earning assets
Loans (1)(2)	$103,072	$1,341	5.28%	$111,107	$1,541	5.56%	$(200)	$(8,035)
Short-term and other investments	5,121	17	1.35%	7,813	17	0.87%	—	(2,692)
Investments	2,377	—	0.00%	4,122	—	0.00%	—	(1,745)
Total interest earning assets	110,570	1,358	4.98%	123,042	1,558	5.08%	(200)	(12,472)
Cash and due from banks	7,315			14,622				(7,307)
Premises and equipment, net	1,904			1,998				(94)
Allowance for loan losses	(2,237)			(2,351)				114
Other	2,738			3,305				(567)
Total assets	$120,290			$140,616				$(20,326)
Interest bearing liabilities
Time certificates	$35,200	111	1.28%	$43,005	198	1.85%	(87)	$(7,805)
Money market / checking deposits	41,277	67	0.66%	50,656	87	0.69%	(20)	(9,379)
Savings deposits	2,796	1	0.15%	2,770	1	0.14%	—	26
Capital lease obligations	1,151	40	14.09%	1,161	42	14.51%	(2)	(10)
Repurchase agreements	—	—	0.00%	493	—	0.00%	—	(493)
Total interest bearing liabilities	80,424	219	1.10%	98,085	328	1.34%	(109)	(17,661)
Non-interest bearing deposits	27,780			30,235				(2,455)
Accrued expenses and other liabilities	506			573				(67)
Shareholder’s equity	11,580			11,723				(143)
Total liabilities and equity	$120,290			$140,616				$(20,326)
Net interest income		$1,139			$1,230		$(91)

Interest spread			3.89%			3.74%
Interest margin			4.18%			4.01%

(1) Includes nonaccruing loans.
(2) Interest income includes loan fees, which are not material.

 Changes in Assets and Liabilities and Fluctuations in Interest Rates

The following table summarizes the variance in interest income and interest expense for the three months ended March 31, 2013 and 2012 resulting from changes in assets and liabilities and fluctuations in interest rates earned and paid. The changes in interest attributable to both rate and volume have been allocated to both rate and volume on a pro rata basis:

	March, 2013 vs 2012
	Due to Change in Average		(Decrease)
(Dollars in thousands)	Volume	Rate	Increase
Interest earning assets
Loans	$(102)	$(98)	$(200)
Short-term and other investments	(5)	5	—
Total interest earning assets	(107)	(93)	(200)

Interest bearing liabilities
Time certificates	(33)	(54)	(87)
Money market / checking deposits	(16)	(4)	(20)
Capital lease obligations	—	(2)	(2)
Total interest bearing liabilities	(49)	(60)	(109)
Net interest income	$(58)	$(33)	$(91)

The decrease in net interest income during the first quarter of 2013 reflected a $12.4 million decrease in total average interest earning assets to $110.6 million in the first quarter of 2013 from $123.0 million in the first quarter of 2012 and a decrease in the yields on interest earning assets to 4.98% for the three months ended March 31, 2013 from 5.08% in the same period of 2012. The combined effects of these changes were partially offset by a $17.7 million decrease in average interest bearing liabilities to $80.4 million for the three months ended March 31, 2013 from $98.0 million for the same period of 2012 as well as decreases in rates on interest bearing liabilities to 1.10% for the three months ended March 31, 2013 from 1.34% for the same period in 2012. Interest income from interest earning assets in the first quarter of 2013 when compared to the same period in 2012, decreased by $200,000 because of a $107,000 decrease due to volume considerations and a $93,000 decrease due to a decline in interest rates. Variances in the cost of interest bearing liabilities during the three months ended March 31, 2013 in comparison to the same period in 2012 were due to decreased rate considerations of $60,000 and decreased volume considerations of $49,000.

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

Provision for Loan Losses

The Bank had no provision for loan losses during the three months ended March 31, 2013 compared to a provision for loan losses of $30,000 during the same period in 2012. The Bank recorded no provision for loan losses in the first quarter of 2013 primarily due to declines in the loan balances subject to the general reserve.

Noninterest Income

Total noninterest income decreased $44,000 to $132,000 for the three months ended March 31, 2013 from $176,000 for the same period in 2012. This decrease was primarily due to decline of $33,000 in loan prepayment fees recognized in the three months ended March 31, 2013 compared to the same period of 2012. In addition, service charges and fees decreased by $6,000 due to changes in business practices of customers of the Bank and other noninterest income decreased by $5,000 for the first quarter of 2013 as compared to the same period in 2012.

Noninterest Expense

Total noninterest expense was $1,357,000 for the three months ended March 31, 2013 compared to $1,433,000 for the same period in 2012, a decrease of $76,000 or 5.3%.

Salaries and benefits expense decreased $124,000 to $680,000 for the three months ended March 31, 2013 from $804,000 for the same period in 2012. The decrease in salaries and benefits expense during the first quarter of 2013 when compared to the first quarter of 2012 was primarily attributable to restricted stock compensation expense recorded by the Company for restricted stock that vested during the first quarter of 2012 relating to the Chief Executive Officer’s employment agreement and restricted stock agreement being executed on February 28, 2012 with no such expense incurred during the first quarter of 2013.

Occupancy and equipment expense increased by $13,000 to $173,000 for the three months ended March 31, 2013 from $160,000 for the same period in 2012 primarily due to increased property taxes and maintenance costs.

Professional services expense increased by $13,000 to $175,000 for the three months ended March 31, 2013 from $162,000 for the same period in 2012 due to increased costs for legal and auditing services performed during the quarter ended March 31, 2013 compared to the same period in 2012.

FDIC insurance expense increased by $13,000 to $68,000 for the three months ended March 31, 2013 from $55,000 for the same period in 2012. The increase was attributable to an increase in FDIC assessment rates, which was partially offset by a decline in balances subject to the FDIC deposit insurance assessment.

Other operating expenses of $113,000 for the three months ended March 31, 2013 were relatively unchanged from $117,000 for the same period in 2012.

Off-Balance Sheet Arrangements

See Note 8 to the Consolidated Financial Statements for information regarding the Company’s off-balance sheet arrangements.

Liquidity

Management believes the Company’s short-term assets provide sufficient liquidity to cover potential fluctuations in deposit accounts and loan demand and to meet other anticipated operating cash and investment requirements.

The Company’s liquidity position consisted of liquid assets totaling $19.2 million and $13.5 million as of March 31, 2013 and December 31, 2012, respectively. This represented 15.7% and 11.1%, respectively, of total assets at March 31, 2013 and December 31, 2012. The liquidity ratio is defined as the percentage of liquid assets to total assets. The following categories of assets as described in the accompanying balance sheet are considered liquid assets: Cash and due from banks, short-term investments, interest-bearing certificates of deposit and securities available for sale. Liquidity is a measure of the Company’s ability to generate adequate cash to meet financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposits and increases in its loan portfolio.

In addition to the foregoing sources of liquidity, the Bank maintains a relationship with the Federal Home Loan Bank of Boston and has the ability to pledge certain of the Bank’s assets as collateral for borrowings from that institution.

Capital

The Company’s and Bank’s actual capital amounts and ratios at March 31, 2013 and December 31, 2012 were as follows:

The Company’s actual capital amounts and ratios at March 31, 2013 and December 31, 2012 were:

(dollars in thousands):					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2013	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,716	12.79%	$7,951	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,461	11.53%	3,976	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,461	9.53%	4,812	4.00%	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,863	12.33%	$8,343	8.00%	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	11,548	11.07%	4,171	4.00%	N/A	N/A
Tier 1 (Leverage) Capital to Average Assets	11,548	9.31%	4,960	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios at March 31, 2013 and December 31, 2012 were:

(dollars in thousands):					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
March 31, 2013	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$11,940	12.06%	$7,920	8.00%	$9,900	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,690	10.80%	3,960	4.00%	5,940	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,690	8.93%	4,790	4.00%	5,988	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
December 31, 2012	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets	$12,057	11.60%	$8,313	8.00%	$10,391	10.00%
Tier 1 Capital to Risk-Weighted Assets	10,747	10.34%	4,156	4.00%	6,235	6.00%
Tier 1 (Leverage) Capital to Average Assets	10,747	8.70%	4,939	4.00%	6,174	5.00%

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. To be considered “well capitalized,” an institution must generally have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. While the Bank met the capital ratio quantitative requirements to be classified as a “well capitalized” financial institution as of March 31, 2013, the Bank is currently classified as “adequately capitalized” as a result of the Consent Order entered into by the Bank in July 2012 with the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking. The Consent Order required, among other things, that the Bank maintain a minimum Tier 1 leverage ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 9% and a total risk-based capital ratio of at least 10%. At March 31, 2013, the Bank’s capital ratios exceeded such minimums set forth in the Consent Order. As an “adequately capitalized” financial institution, the Bank may not accept brokered deposits without first obtaining a waiver from the Federal Deposit Insurance Corporation. With such a waiver, the Bank generally may not pay an interest rate on the brokered deposits in excess of 75 basis points above interest rates in its normal market area or the national interest rate on deposits outside of its normal market area. The Federal Deposit Insurance Corporation insurance assessment also increases when a financial institution falls below the “well capitalized” classification. In addition, financial institutions that are not “well capitalized,” such as the Bank, may have more difficulty obtaining certain regulatory approvals (including for acquisitions of other financial institutions and opening of new branches).

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2
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

SOUTHERN CONNECTICUT BANCORP, INC.

	By:	/s/ Joseph J. Greco
	Name:	Joseph J. Greco
Date: May 13, 2013	Title:	Chief Executive Officer

	By:	/s/ Stephen V. Ciancarelli
	Name:	Stephen V. Ciancarelli
Date: May 13, 2013	Title:	Senior Vice President & Chief Financial Officer

	By:	/s/ Anthony M. Avellani
	Name:	Anthony M. Avellani
Date: May 13, 2013	Title:	Vice President & Chief Accounting Officer